Form 10KSB
period 2004-04-30
NEW FRONTIER ENERGY INC
filed 2004-06-16
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.


                  For the fiscal year ended February 29, 2004.


                         Commission file number: 0-50472


                            NEW FRONTIER ENERGY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                         84-1530098
          --------                                         ----------
(State or other jurisdiction                        (I.R.S. Identification No.)
of incorporation or organization)


5632 So. Spotswood Street, Littleton, Colorado                          80120
----------------------------------------------                          -----
(Address of principle executive offices)                              (Zip Code)


                                 (303) 730-9994
                                 --------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12 (b) of the Exchange Act:
                                      None


         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The aggregate market value of the 2,287,275 shares of common stock held by non-affiliates of the Company was approximately $1,486,729 on June 4, 2004, calculated using the last sales price of the common stock of $ .65 on June 4, 2004 as reported on the OTC Bulletin Board. On June 4, 2004, there were 3,194,451 shares of common stock of the Company issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.........................................................................1

   ITEM 1.   DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.   DESCRIPTION OF PROPERTIES.........................................5
   ITEM 3.   LEGAL PROCEEDINGS.................................................8
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

PART II........................................................................8

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........8
             DIVIDEND POLICY...................................................8
   ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........9
             PLAN OF OPERATION.................................................9
   ITEM 7.   FINANCIAL STATEMENTS.............................................20
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................20
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................20

PART III......................................................................21

   ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................21
   ITEM 10:  EXECUTIVE COMPENSATION...........................................24
             DIRECTOR COMPENSATION............................................25
             EMPLOYMENT AGREEMENTS............................................25
             EQUITY INCENTIVE PLAN............................................26
   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...26
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............28
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................29
   ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................31

SIGNATURES....................................................................32


PART F/S.....................................................................F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

     In connection with the recent distribution of our common stock, we filed a prospectus with the Commission. Interested investors may also refer to the prospectus for additional information about our stock and our company.

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Managements Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1.   Description of Business

Organization and Overview

     We were organized under the laws of the State of Colorado in January of 2000. In March 2001, we changed our name to New Frontier Energy, Inc. and commenced operations in the oil and gas industry through the acquisition of all of the outstanding shares of Skyline Resources, Inc. ("Skyline"). Skyline is now operated as our subsidiary.

     In February 2002, we were acquired by Wyoming Oil & Minerals, Inc., a Wyoming corporation engaged in the oil and gas industry with securities traded "over the counter" and quoted in the OTC Bulletin Board ("WYOG") in an effort to obtain additional funding through access to the public market. Subsequently, WYOG determined to divest itself of our assets and operations and our stock was "spun out" to the shareholders of WYOG effective June 30, 2003. Following registration of our stock with the Commission, our stock was distributed beginning April 23, 2004.

     This distribution of our common stock is the first public distribution of our shares. Recently, our stock was accepted for quotation on the OTC Bulletin Board under the symbol "NFEI." The market for our stock is extremely limited at present.

     In connection with our recent evolution as a stand-alone entity separate from our former parent, we have recently occupied new office space for our executive offices. The new address is 5632 So. Spotswood Street, Littleton, CO 80120. Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us" or the "Company" refers to New Frontier Energy, Inc. and our wholly owned subsidiary, Skyline.

Narrative Description of Business

     We are a domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves in the continental United States. To date, our focus has been on leasing properties in proximity to proven producing reserves and selling a portion of the interest that we acquire to reduce our risks. Presently, we have no proved reserves.

     We currently have an interest in two principle properties, the Slater Dome/Coal Bank Draw Prospect, located in northwest Colorado and southwest Wyoming, and the Nucla Prospect, located in central Colorado. Each of these properties is undeveloped, which means they do not currently produce any oil or natural gas. The Slater Dome/Coal Bank Draw Prospect is operated by an independent third party, while the Nucla Prospect is essentially dormant. We also own certain royalty interests in certain wells in the State of Wyoming. We also had an interest in another property in eastern Colorado, but abandoned it after drilling a dry hole.

     Slater Dome/Coal Bank Draw Prospect. Our primary asset, owned by our subsidiary Skyline, is a 30% working interest in the Slater Dome/Coal Bank Draw Prospect. That property consists of 24,961 gross acres (7,488 net) of oil and gas leases operated by Cedar Ridge, LLC, an independent third party. All the acreage is held by mineral leases. Cedar Ridge acquired its interest in the property and took over as operator in April 2003. Our objective with this property is to produce coal bed methane gas that we believe exists in subsurface formations. Eight wells and one water disposal well currently exist on the property, and we own an interest in each of these wells, together with the associated equipment and leasehold interests. These wells are currently not producing pending additional exploration and development and construction of a gathering pipeline to deliver the gas to market.

     The first well was drilled on the property in 1998 by our subsidiary, Skyline. The well was tested by producing and flaring natural gas for a period of thirty (30) days. That test was sufficient, in the opinion of Skyline, to demonstrate the presence of natural gas in economically producible quantities. Shortly thereafter, Phillips Petroleum acquired a majority interest in the property and became the operator.

     With Phillips as operator, an additional six (6) gas wells and one water disposal well were drilled on the prospect. Pursuant to the terms of the operating agreement, Skyline paid its proportionate share of the cost of drilling these wells and earned a proportionate interest in each. These wells were completed but not tested with a sustained thirty-day test.

     In 2002, Phillips sold its interest in the property. Pursuant to the terms of the then-existing operating agreement, Skyline exercised an option to acquire an additional 33.33333% interest in the property, following which it owned a total of 66.66667%. That acquisition was completed in 2002.

     In an effort to diversify its holdings and obtain an operator experienced in coal bed methane development and production, WYOG caused Skyline to sell an interest to Cedar Ridge, LLC. That transaction was completed March 27, 2003. Pursuant to the terms of the purchase and sale agreement between Skyline and Cedar Ridge, Skyline sold a 36.66667% undivided working interest in its right, title and interest to most assets comprising the Slater Dome/Coal Bank Draw Prospect, including the following:

     o Oil and gas leases, all delivering a minimum 80% net revenue interest, unless otherwise agreed;

     o Gas wells, coal bed methane gas wells, disposal wells and other wells located on these leases;

     o    Equipment;

     o    Natural gas and other hydrocarbons present on the property; and

     o Contracts, permits, rights-of-way and agreements, to the extent the same are transferable; and certain documentation.

Following the sale, Skyline retained a 30% interest in the property. The assets were sold as is, where is, with no warranties. The assets excluded from sale and relating to the Slater Dome/Coal Bank Draw Prospect were not material.

     At the same time that we sold an interest in the property to Cedar Ridge, we executed an operating agreement under which Cedar Ridge became the new operator. The other party to the agreement is Slater Dome, Inc. of Canada, the owner of a 33% interest in the Prospect. Pursuant to that operating agreement, Cedar Ridge makes substantially all decisions affecting the exploration, development and operation of the property. Each party is responsible for paying its proportionate costs of drilling and completing any well, including all equipment necessary for that purpose.

     During our fiscal year ended February 29, 2004, Cedar Ridge conducted additional tests on the eight existing wells located on the Prospect. These tests were designed to confirm the presence of economically producible quantities of gas and evaluate the integrity of the existing wells, all of which were drilled by third parties before Cedar Ridge acquired its interest in the property. To date, we have been advised by Cedar Ridge that the tests were favorable, that the presence of gas was confirmed and that the wells are intact. However, these tests are not definitive, and we will have to wait for the completion of a pipeline and the commencement of sustained production efforts to evaluate the wells. We also expect that Cedar Ridge will resume additional testing during the current year.

     Cedar Ridge is a Colorado limited liability company organized in 1994. It is an affiliate of The Stephens Group, Inc., which in turn is an affiliate of Stephens, Inc., one of the largest investment banking firms off Wall Street in the world. According to the company, Cedar Ridge has been involved in several oil and gas projects in Colorado since its formation, including a coal bed methane project in the San Juan Basin, where it operated a project with AMAX Oil and Gas and Burlington and temporarily became the twelfth largest producer of gas in the state, and operator of a 30,000-acre project in the Raton Basin, near Trinidad, Colorado. Based on our research and discussions with representatives of the company, we believe that Cedar Ridge has both the expertise and resources to properly operate the Slater Dome/Coal Bank Draw Prospect.

     The primary drilling objective in this area is the Lower Iles coal formation of the Mesa Verde Group at depths ranging from 700 to 3,200 feet. These coal sections are expected to have significant quantities of methane gas.

     A secondary objective consists of a group of sands that exist between the base of the Iles formation and the top of the Mancos shale. The Deep Creek Sand is the basal sand of this group. The Deep Creek Sand was productive in the Savery Field just north of our Prospect. However, there is no assurance that gas can be produced economically from the Prospect, due to the absence of any sustained production and the absence of any delivery system to get the gas to market.

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     The Nucla Prospect. The Nucla Prospect consists of approximately 40,000 gross acres on 28 different oil and gas leases in Montrose County, Colorado. The Nucla Prospect is owned with a number of independent third parties who have combined their acreage positions in this area in order to share costs and provide marketing skills in an effort to sell the acreage to one or more other third parties. Our participation in that acreage varies, on a lease-by-lease basis, between 20 and 30%.

     The Nucla Prospect is essentially an exploration project. As such, we acquired our interest with the idea of selling a majority to a larger industry participant. Due to the substantial costs necessarily involved in exploring and possibly developing the property, we do not believe it is an appropriate prospect for us to develop. WYOG acquired the interest from NRG Resources, Inc. in April 2002 in an arms length negotiated transaction issuing 60,000 shares of its common stock valued at $2.00 per share. Messrs. Laird, Bates and Gaeth, directors of our company, were officers and directors of NRG Resources, Inc. at the time of the transaction but had no ownership in WYOG at the time of the transaction.

     We and the other interest owners have executed an agreement governing our interests in the property. Pursuant to the agreement, the interest owners created an area of mutual interest surrounding the property in which any owner must offer a right to participate to any other owner. The main purpose of the agreement is to market and sell a majority of the interests. To that end, each owner is attempting to obtain industry partners to further evaluate the Prospect by seismic surveying and/or drilling of one or more test wells. It is anticipated that the Prospect will be sold for cash, subject to a retained over-riding royalty interest, and possibly, a carried or back-in working interest. In the event of the sale of the Prospect, each party shall be reimbursed for individual lease costs and other reasonable and necessary expenses connected with the sale. Any remaining proceeds shall be divided in accordance with the parties' interest in the property. Finally, the parties have agreed that consent to sale of the property shall not be unreasonably withheld.

     In calendar 2003, we and the other participants sold our respective interests to a third party under an option agreement, but the property reverted to us after the third party failed to make required payments. We continue our efforts to sell that property and hope to sell it for cash, retaining an overriding royalty interest, and, depending on the terms of sale, a carried or back-in working interest. We and the other participants will participate in proceeds of any sale by first recovering our individual lease and other costs of sale, and then pro rata based on our interest in the individual leases.

Competition

     Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies.

Government Regulation

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the company.

     Many aspects of gathering, processing, marketing and transporting of natural gas are subject to federal, state and local laws and regulations which can have a significant impact upon overall operations. Both transportation and storage of natural gas by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect our financial position or results of operations.

     As the operator of Slater Dome/Coal Bank Draw Prospect, Cedar Ridge will be responsible for obtaining all permits and government permission necessary to operate the property. Cedar Ridge must obtain permits for any new wells that are drilled. Further, either NRG or we will be responsible for obtaining easements or other arrangements with land owners over which the pipeline will be built in order to construct and operate that system. However, we do not expect that such permits or other regulations will be a material impediment to the operation of our business.

Item 2.   Description of Properties

     All of our properties are located in the States of Colorado and Wyoming. At February 29, 2004, we had an interest in 65,509 gross, 16,246 net acres of undeveloped oil and gas properties. We had an interest in eight oil or gas wells (gross) and 2.4 wells (net) at that date.

     The following table summarizes the oil and gas properties in which we had an interest at February 28, 2004:

Undeveloped oil and gas acres:          Gross                   Net
                                        -----                   ---

Wyoming                                12,747                 3,825
Colorado                               52,762                12,421


Developed acres:                    Oil                             Gas
                                    ----                            ---
                            Gross         Net              Gross          Net
                            -----         ---              -----          ---

Wyoming                         0           0                 80           24
Colorado                        0           0                560          168


No properties are held in fee, as we hold all properties by leaseholds.

     See Note 15 of Notes to Consolidated Financial Statements for more detailed information concerning the Company's estimated oil and gas reserves. No proven reserves have been assigned to our Slater Dome/Coal Bank Draw Prospect due to the absence of a gas delivery system to get the gas to market and any sustained production history. However, we anticipate that a pipeline will be constructed in the future.

     No reserve figures have been filed with, or reported to, any other regulatory authorities or agencies during the period ended February 29, 2004.

Facilities

     We have executed a lease for new office space with an affiliated party effective October 1, 2003. The lease provides us with approximately 1,400 square feet of office space for a one-year term at monthly rent of $1,500, plus insurance, utilities and costs of leasehold improvements that are not already extant.

     We also maintain administrative offices and share space, at no cost to the Company, with Wyoming Oil & Minerals, Inc., our former parent company, at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918. We share approximately 300 square feet of office space and have access to a conference room, supply room and storage facilities on an as needed basis.

     Our wholly owned subsidiary, Skyline Resources, leases approximately 200 square feet of office space for a one year term commencing March 2004 for $420 per month.

Employees

     We currently have two employees, each of which is an officer. Paul Laird is our President and Les Bates is our secretary and treasurer. Each of these individuals serves on a part time basis. We expect to hire a clerical/administrative assistant in the near future. Our subsidiary, Skyline Resources, has one employee, who serves as its President.

     From time to time, we utilize the services of clerical and accounting personnel on a part-time basis, and the services on a contract basis of geologists, engineers, landmen and other professionals as may be necessary for our oil and gas operations.

Glossary of Terms

Bbls:               Barrels of oil.

Bcfe: Billion cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

BTU: British Thermal Unit - the amount of heat necessary to raise the temperature of one pound of water one degree Fahrenheit.

Gross acre:         An acre in which a working interest is owned, without regard to the size of the interest.

Gross well:         An oil or gas well in which a working interest is owned,
                    without regard to the size of the interest.

Leases: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, subject to the payment of rentals, bonuses and/or royalties.

Mbbls:              Thousand Bbls.

MMBTU:              Million BTU's.

Mcf:                Thousand cubic feet.

Mmcf:               Million cubic feet.

Mmcfe: Million cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

Net acres:          One net acre is deemed to exist when the sum of the
                    fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

Net well:           One net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

Proved Developed    Proved reserves that are expected to be recovered through
Reserves:           existing wells with existing equipment and operating
                    methods.

Proved              Quantities of oil and gas which geological and engineering
Reserves:           data demonstrate  with  reasonable  certainty to be
                    recoverable in future years from known reservoirs.

Proved Undeveloped  Proved reserves that are expected to be recovered from new
Reserves:           wells or from existing wells where a relatively major
                    expenditure is required for recompletion.


Item 3.   Legal Proceedings

     We are not currently subject to any legal proceedings, the results of which would have a material impact on our properties, results of operation or financial condition. Neither, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Our common stock currently trades over the counter. It was accepted for quotation on the "Bulletin Board" maintained by the NASD on May 26, 2004 under the symbol "NFEI." Accordingly, no pricing information is available for the fiscal years ending February 2003 or 2004. There is presently a very limited market for our common stock.

     Since our common stock is not quoted on an inter-dealer quotation system (Nasdaq) or accepted for listing on any securities exchange, and has not traded for a price in excess of $5.00, it is characterized as a "penny stock" under applicable Commission rules. This effectively limits the number of broker-dealers that will make a market in our stock. It also requires that brokers and dealers who do trade our stock observe certain disclosure and other rules applicable to penny stocks. This may have the effect of limiting the market for our stock in the future.

     As of February 29, 2004, there were 1,741 record holders of our common stock. We estimate that there were approximately 1,900 beneficial owners.

Dividend Policy

     We have not declared or paid cash dividends on our common stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Item 6.    Managements' Discussion and Analysis or Plan of Operation

Introduction

     The following discussion and analysis covers our plan of operation for the next twelve months. It also discusses our financial condition at February 29, 2004 and changes in our financial condition since February 28, 2003, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 29, 2004 and February 28, 2003. The following discussion and analysis should be read in conjunction with the financial statements and the related notes. This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934which are based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Special Factors," "Business" and elsewhere in this report

Plan of Operation

     We currently own an interest in two oil and gas prospects, each of which are undeveloped. The Slater Dome/Coal Bank Draw Prospect consists of 24,961 gross acres and is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. Our plan of operation is to complete exploration and development of the Slater Dome/Coal Bank Draw Prospect, commence production from that property and evaluate opportunities to acquire interests in other oil and gas properties.

     Slater Dome/Coal Bank Draw Prospect. In April 2003, we sold an interest in the Slater Dome/Coal Bank Draw Prospect ("Prospect") to Cedar Ridge LLC, an independent third party, retaining a 30% interest for ourselves. We sold that interest for $900,000, subject to certain conditions. For additional information regarding our interest in the Slater Dome/Coal Bank Draw Prospect, see Item 1. "BUSINESS." Of the total purchase price, Cedar Ridge paid $400,000 at or before closing and the balance of $500,000 has been paid by Cedar Ridge carrying our remaining working interest through $500,000 in costs; such carry was completed in May 2004. In essence, Cedar Ridge paid the 30% of costs and expenses that we would otherwise be obligated to pay toward exploration and development of the prospect, up to the amount of $500,000.

     We expect Cedar Ridge to propose drilling several new wells during calendar 2004 to further develop the property. Based upon several factors, including discussions with representatives of Cedar Ridge and our prior experience at the property, we expect to participate in an additional ten (10) wells which are estimated to cost $900,000 to our interest. We believe that these additional wells are necessary to further develop the prospect and fully exploit the estimated reserves.

     Based on the results of the testing performed to date, we anticipate that construction of a gathering pipeline to transport the gas to market will commence during this fiscal year. The decision to commence construction of the gathering pipeline will be made based on the anticipated amount of production from the property and the availability of investment capital. An affiliate of our President, Natural Resource Group, Inc. ("NRG"), has already made verbal arrangements to finance and construct the gathering pipeline pursuant to an exclusive option that we granted earlier this year, but that arrangement may change once the decision to move forward with construction has been made. NRG has already commenced work to acquire rights of way necessary to construct the gathering pipeline.

     If development efforts at the Prospect and construction of the gathering pipeline proceed as anticipated, we expect to begin producing gas during the current fiscal year that began March 1, 2004. We believe, based upon the results of exploratory wells on the Prospect, additional testing of those wells, the close proximity to existing producing oil and gas fields, and information concerning the oil and gas potential in the area, that there is likelihood that coal bed generated methane natural gas can be economically produced from the Prospect. Other oil and gas fields in the area include the Savery Gas Field that has produced gas significantly from the Deep Creek Sand, immediately to the north of the Prospect and the Cow Creek Field that produces from the Williams Fork Coals, approximately 25 miles to the north of the Prospect. However, we have sold no hydrocarbons from the wells in this area, and there is no assurance that any reserves can be produced in the future. We believe that the Prospect also has potential for oil production, although this is not our primary objective for this field at this time.

     Proceeds from this production would provide capital to pay our proportionate share of costs and expenses in developing the property in excess of Cedar Ridge's commitment, as well as our general and administrative expenses. Excess cash flow, if any, would be used to investigate and acquire additional properties.

     Natural Gas Pipeline. Production of natural gas from the Slater Dome/Coal Bank Draw Prospect is contingent on development and construction of a gas gathering pipeline to deliver gas from the property to another existing gas pipeline. The Slater Dome/Coal Bank Draw Prospect is located approximately 18 miles from the nearest such pipeline which is located near Baggs, Wyoming and is owned and operated by an independent third party.

     Prior to sale of an interest in the property to Cedar Ridge, we conducted preliminary discussions with a number of third parties in an effort to obtain investment capital to construct such a connecting pipeline. While generating significant interest, those discussions did not result in any commitments to finance or build the gathering pipeline. As a result, we offered an exclusive option to NRG to finance and construct the line, and NRG undertook investigation of the opportunity. Pursuant to those discussions, we have been advised that NRG is prepared to proceed. At the time of the initial discussions with NRG, our President was not affiliated with us.

     We have offered Cedar Ridge the right to participate in the construction and ownership of the gathering pipeline, based on its percentage interest in the property, but it has declined. We also anticipate that NRG will offer us the opportunity to participate in the construction and ownership of the gathering pipeline based on our interest in the property and hope to take advantage of that opportunity, subject to the availability of working capital. However, each of the interest owners has the right to propose an alternative for construction of the gathering pipeline. Based on conversations with potential contractors, we expect that the construction will take approximately 90 days and will cost between $2 million and $2.6 million to build.

     We estimate our portion of the cost of constructing the gathering pipeline at approximately $390,000, based on a total estimate of $2.6 million and our contemplated participation of 15%. Based on the absence of sufficient working capital to meet that objective, we expect to solicit interest from third party investors to provide financing for that purpose. Although no specific commitments have been made, we expect to obtain such financing in the form of equity, whereby the investor would participate in profits from transporting gas through the line in exchange for its investment. If we are unable to obtain such financing, we may be forced to forego participation in the gathering pipeline or postpone its construction.

     In addition to potentially providing a market for gas produced from the Slater Dome/Coal Bank Draw Prospect, a gathering pipeline system may also provide an additional source of revenue if we participate in the ownership. Gas produced from other owners and operators in the area around the Slater Dome/Coal Bank Draw Prospect can be transported through the gathering pipeline for a fee. The fee is customarily based on the amount of gas transported through the system. The attractiveness of a gas gathering pipeline system to other producers will depend on the amount of the fee and other alternatives for transporting gas to market. If NRG constructs the line, we have agreed to pay it a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate our gas to the gathering pipeline.

     The prospects for construction and operation of this gathering pipeline and sale of gas were enhanced substantially by the completion of a major pipeline from the Rocky Mountain region of Utah and Wyoming to southern California. The pipeline, owned and operated by independent third parties, provides a market for Rocky Mountain natural gas to major population areas of southern California. As a result of this enhanced market, the price of gas from the Rocky Mountain region increased. This, in turn, enhances the prospect of profitable production of natural gas from the Slater Dome/Coal Bank Draw Prospect and the interest of third parties in constructing and operating a pipeline to deliver gas from the property to another pipeline.

     Area of Mutual Interest. Pursuant to the terms of the participation agreement, we granted Cedar Ridge the option to participate in an area of mutual interest designated in proximity to the Fly Creek property. The area of mutual interest consists of approximately 8,900 acres surrounding the existing leases and the deeper Niobrara rights on the existing leases. Pursuant to those terms, Cedar Ridge is entitled to direct negotiation to acquire additional acreage in the area of mutual interest. Each party, by paying its proportionate share of costs, will acquire an interest in that area equal to its interest in the existing Slater Dome/Coal Bank Draw Prospect. We expect this provision to provide a vehicle for acquiring additional acreage if the property is proved productive.

     The Nucla Prospect. Our plan of operation includes efforts to sell a majority of our interest in the Nucla Prospect. This Prospect is primarily exploratory in nature. As such, it is not our desire to expend funds which we believe necessary to properly explore the Prospect. Accordingly, pursuant to marketing arrangement with other owners of the Prospect, we are currently involved in efforts to sell our interest.

     We believe the Prospect is more appropriately developed by a company with substantially greater resources than ours. Accordingly, we hope to sell our interest, along with those of the other parties, and retain a "back-in" or carried working interest. Under such an arrangement, a future operator of the Prospect would pay our share of exploration and development expenses to the point that the property begins producing revenue. From that point forward, we would pay our proportionate share of expenses from production. Such an arrangement would allow us to retain our existing working capital, while providing us an opportunity to share in any future production from the property.

     Prospect Acquisition and Sale Philosophy. Assuming the receipt of cash flow from the Slater Dome/Coal Bank Draw Prospect as discussed above, we anticipate undertaking investigation of additional properties in the fiscal year that began March 1, 2004. Our objective will be to acquire properties with immediate development potential. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development. Rather, one or a small number of properties will be targeted with immediate development potential.

Liquidity and Capital Resources

     February 29, 2004. Our liquidity and working capital position improved, compared to the end of our fiscal year February 28, 2003. Specifically, our working capital deficit at February 29, 2004 was $202,714 compared to a deficit of $308,486 at year ended February 28, 2003. However, such amount is not sufficient to sustain our operating overhead and participate in the development of the Slater Dome/Coal Bank Draw prospect. During the past year, our former parent, WYOG, contributed $788,000 to us (from a private placement of its own common stock). Despite this contribution, however, we remain dependent on receipt of additional capital to generate revenue and continue as a going concern. In recognition of this fact, the report of our independent auditors raises doubt about our ability to continue as a going concern. See also, Note 2 to the Consolidated Financial Statements.

     In March 2004, we accepted a subscription from two investors in a private placement for the sale of $500,000 of a new series of preferred stock and common stock purchase warrants. Of that amount, $250,000 has been received to date. We expect the balance of the subscription to be paid in the near future. We plan to use the proceeds from this financing to invest in the Slater Dome pipeline and for working capital.

     The Series A Convertible Preferred Stock pays a cumulative, preferential cash dividend equal to 18% of the $5.00 issue price per year, or $.90 per share for each of the 100,000 shares subscribed, and is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the preferred stock may convert any or all of the shares into shares of our common stock beginning October 13, 2004 at the rate of $2.68 for each $1.00 of issue price of the preferred stock. If not sooner converted, all of the preferred stock automatically converts into common stock on the two-year anniversary of the issue date, or March 1, 2006. The preferred stock may be redeemed by us for an amount equal to the $500,000 issue price and any accrued dividends upon not less than 15 days advance notice to the holders and if we have filed and received an effective date for a registration statement covering the common stock underlying the preferred stock.

     Also included in the subscription were warrants to purchase 12,500 shares of our common stock at an exercise price of $2.68 per share. The warrants contain the usual antidilution provisions and are exercisable for a period of two years from the date of the subscription.

     Upon request of the subscribers, we have agreed to register the common stock into which the preferred stock is convertible and the common stock underlying the warrants. We have agreed to pay the expenses incurred in connection with that registration and to keep the prospectus contained in that registration statement current for a period of one year after the effective date.

     We will likely solicit additional capital in the future in the form of equity or debt to finance drilling of our share of the ten (10) wells anticipated at Slater Dome/Coal Bank Draw, any additional capital necessary to finance our share of construction of the gas pipeline and to provide capital for other lease acquisitions. Management believes, due to the attractive property that we currently own, trends in natural gas prices and the domestic supply of natural gas, our property will be attractive for investors in the near future. However, in the event we are unable to obtain such financing, we may be forced to sell our interest in the Slater Dome Prospect or enter into farm out or joint venture arrangements within the industry.

     In addition to capital necessary to pay our proportionate share of costs and expenses relating to drilling and development of the Slater Dome Prospect, it will be necessary for us to acquire capital for administrative expenses. However, due to our status as a small, independent explorer, we expect these expenses to be generally small in relation to our drilling and development costs. We currently have two employees, each one of our executive officers. We also maintain small office space as our executive and administrative headquarters. We expect that the rent associated with our office space, together with salary and benefits for our employees, will constitute the majority of our administrative expenses for the foreseeable future. Since we do not operate any property at this time, we expect our staff and office requirements will remain minimal.

     As described under "Plan of Operation", we intend to remedy our need for working capital through production of gas revenue from the Slater Dome/Coal Bank Draw Prospect. Production from that property is subject to receipt of additional working capital or commitments from a third party to construct a gathering pipeline to transport the gas to market. We believe the expenditures to date have proved the existence of economical amounts of natural gas reserves, and we are prepared to seek additional financing if necessary to further develop the prospect and construct a gathering pipeline to deliver those reserves to the market. If we are successful in that endeavor, we believe the production will be more than sufficient to remedy the deficit in working capital and provide additional resources for acquisition, exploration and development of additional properties. If we are unsuccessful, we may be forced to sell additional stock or our interest in the Slater Dome/Coal Bank Draw Prospect to continue in operation.

     Our outstanding debt at February 29, 2004 includes the amount of $352,077 payable to a bank, bearing interest at the rate of .75% over the Wall Street Journal Prime and maturing in March 2005. The note is payable at the rate of $38,000 quarterly. At February 29, 2004, $136,937 of the debt was classified as current, based on maturities during the current fiscal year. We expect to service this debt from cash on hand in the short term, the proceeds from the preferred stock issuance and cash flow from our properties in the more distant future. The bank debt is collateralized by our assets and secondarily by the assets of one of our shareholders.

     During the year ended February 29, 2004, our operations used $664,742 of cash, an increase of approximately $427,122 from the prior fiscal year. The principal elements of the investing and financing activities that provided the cash used in operating activities were the receipt of proceeds from the sale of an interest in the Slater Dome/Fly Creek prospect of $375,000 together with contributions to capital from our former parent of $788,000 which was offset by acquisitions of equipment of $47,118, repayments of amounts borrowed from the former parent of $210,629 and reductions in debt in the amount of $181,814. The Company increased its cash by $41,596.

Results of Operations

     Year Ended February 29, 2004. For the year ended February 29, 2004, we realized a net loss of $673,775, or $.21 per share, on revenue of $25,204. This compares with a net loss of $517,728, or $.16 per share on $5,300 of revenue for the previous fiscal year ending in 2003. The loss increased by $156,047 ($.04 per share) or 30%. Per share amounts give effect retroactively to the reverse stock split effective March 3, 2004.

     Our revenue continues to be nominal. This is a result of the fact that we have been unable to market gas from our primary property. Currently, our only producing properties are those in which we have an overriding royalty interest. Our production revenues for 2004 amounted to $25,204, an increase of $24,514 or 3,552% from 2003. The principal reason for the increase is that our former parent transferred the properties to us on February 28, 2003 and accordingly, we did not have any comparable revenues in the previous year. Our consulting revenue was $0 in fiscal 2004 compared with $4,610 in fiscal 2003 because the Company did not provide any consulting services to outside parties in fiscal 2004.

     Operating expenses for the year included exploration costs of $40,914, including drilling of a dry hole, a decrease of $18,789, or 31% from 2003. The principal components of the decrease are decreased geological and geophysical costs in the amount of $14,900 and a decrease in dry hole expense of $3,900.

     Lease operating expenses for 2004 amounted to $21,593, an increase of $16,523, or 326% from 2003. The principal factor in this increase is that our former parent transferred working interest properties to us on February 28, 2003 on which we spent $16,500 in reworking expenses in fiscal 2004 and we did not have any comparable expense in the previous year.

     We abandoned certain properties with a value of $5,672 in fiscal 2004, a decrease of $47,742, or 89% from 2003. We also incurred an impairment loss of $64,316 in fiscal 2004 arising from the write down of a production payment receivable as compared to $0 in fiscal 2003.

     We incurred general and administrative expenses of $438,119, an increase of $74,361 or 20% over fiscal 2003. The principal components of the general and administrative expenses are employee compensation, payroll taxes and benefits of $216,600, professional fees of $105,700, and general office expenses of $115,800. Employee compensation and its related expenses decreased $45,200 in fiscal 2004 compared to 2003 arising from a decrease in officer compensation. Professional fee expenses increased by $105,300 in fiscal 2004 compared to 2003; the increase in 2004 is due to the Company filing a registration statement for its common stock together with fees incurred by our subsidiary, Skyline Resources, in connection with litigation where Skyline was a third party to a dispute. The other components contributing to the increase is office rent in the amount of $7,400, travel in the amount of $5,600 and general office expenses of $1,300.

     Depreciation, depletion and amortization totaled $40,309 for the year, an increase of $21,458, or 114% from 2003. The increase arises from depletion in the amount of $29,900 on the properties our former parent transferred to us on February 28, 2003 and accordingly, we did not have any comparable depletion in the previous year. This increase is offset by a reduction in depreciation in the amount of $8,400 compared to fiscal 2003; the decrease is a result of disposition of Company owned vehicles which were not replaced.

     We recognized interest income of $5,114 in fiscal 2004 compared with $0 in fiscal 2003. The income is principally from the accretion of the imputed interest relating to the production payment transferred to the Company by its former parent on February 28, 2003.

     Interest expense of $22,894 increased by $662, or 3% compared to fiscal 2003; such increase is considered normal in the ordinary course of business and reflects the changes in the interest rates.

     A loss on disposition of assets in the amount of $70,276 in fiscal
2004 compared to $0 in fiscal 2003 and is the result of disposing of two working interest properties for a loss of $55,000 together with a loss on disposition of vehicles amounting to $15,300 in 2004.

     Year Ended February 28, 2003. During the year ended February 28, 2003, we realized a net loss of $517,728 on $5,300 of revenue. Giving effect retroactively to the reverse stock split effective March 3, 2004, our loss during the year would equate to approximately $.16 per share. This compares to a net loss of $632,487, or $.20 per share (also adjusted for the stock splits), on no revenue for the year ended February 28, 2002.

     The net loss of $632,487 for the year ended February 28, 2002 exceeded the net loss for the year ended February 28, 2003 by $114,759. Regarding the 2002 fiscal year, exploration costs, general and administrative expenses exceeded those for the 2003 fiscal year. Also during the 2002 fiscal year, interest expense substantially exceeded that for the 2003 fiscal year.

     We had substantially no revenue during 2003, as our oil and gas properties were not producing.

     Operating expenses for the year included exploration costs of $59,703, a decrease of $2,284, or 4% and is considered a normal fluctuation in the ordinary course of business. Lease operating expenses amounted to $5,070, a decrease of $1,598, or 24%; such fluctuation is considered normal in the ordinary course of business

     We abandoned certain properties with a value of $53,414 which we believe did not have merit for drilling and development.

     General and administrative expenses amounted to $363,758, a decrease of $105,991 or 23% compared to fiscal 2002. The decrease in general and administrative expenses, in turn, is attributable to a decrease of professional fees of $105,000.

     Finally, depreciation, depletion and amortization totaled $18,851 for the year, an increase of $14,837, or 370%. The increase is attributable to increased property and equipment being depreciated.

     We also incurred interest expense of $22,232, a decrease of $72,625, or 77%. The decrease is due to the conversion of bridge loans to equity.

     We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses. That objective, in turn, is dependent upon receipt of additional working capital. (See, Liquidity and Capital Resources).

Critical Accounting Policies and Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Reserve Estimates. Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including:

     o    the amount and timing of actual production;
     o    supply and demand for natural gas;
     o    curtailments or increases in consumptions by natural gas purchasers;
          and
     o    changes in governmental regulation or taxation.

     Property, Equipment and Depreciation. We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

Forward-Looking Statements

     This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Special Factors

     In addition to the other factors set forth in this Report, investors should be aware of the following factors which may affect our business, results of operations and/or financial condition in the future:

     Even if we are successful in proving additional oil or gas reserves, we or a third party must construct a natural gas gathering pipeline at a substantial cost to deliver this product to market. In order for us to sell any natural gas from our Slater Dome/Coal Bank Draw Prospect, a gathering pipeline to deliver natural gas from the property to an interstate or intrastate natural gas pipeline system will have to be constructed and maintained. To accomplish that purpose, we have offered an exclusive option to build the gathering pipeline to a company affiliated with our President; such offer was made prior to his affiliation with the Company. We expect that this company will accept the option and begin construction of the line in the near future. However, construction has not yet begun and there is no assurance that the line will be constructed. If we or the other company are unable to obtain the capital necessary to construct the gathering pipeline, construction will be postponed or cancelled and the marketing and sale of the gas may be postponed indefinitely. Also, construction and maintenance of the gathering pipeline will likely be supervised by a third party over which we have no control.

     If we discover any natural gas reserves, we will be dependant on the construction and maintenance of a natural gas pipeline to deliver the product for marketing. In order for us to sell any natural gas from our Fly Creek Prospect, there will have to be constructed and maintained a pipeline to deliver natural gas to an interstate or intrastate gathering system. While we have tentative commitments from third parties, including the operator of the prospect, to construct this gathering system if sufficient gas is proved, there is no assurance that the system will be built. In addition, we will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of the gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder the processing and marketing operations and/or affect sales margins.

     Many aspects of gathering, processing, marketing and transportation of natural gas are subject to federal, state and local laws and regulations which can have a significant impact upon overall operations. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect the financial position or results of operations.

     Operations will be affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on future operations. Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

     Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

     o    The level of consumer product demand;

     o    Weather conditions;

     o    Domestic and foreign governmental regulations;

     o    The price and availability of alternative fuels;

     o    Political conditions in natural gas and oil producing regions;

     o    The domestic and foreign supply of natural gas and oil;

     o    The price of foreign imports; and

     o    Overall economic conditions.

     Since we have no proved oil and gas reserves at this time, investors in our common stock cannot be assured that we will have any cash flow in the future. The Slater Dome/Coal Bank Draw Prospect is our primary oil and gas property where we have invested most of our capital resources. This prospect is still in the development stage, and no estimate can be made at this time as to proved oil and natural gas reserves, nor can any guarantees be made that sufficient reserves will be discovered for production. The absence of a sustained production history and a gathering pipeline to deliver gas from the property to market prevents our engineers from assigning any proved reserves to the property. As a result, investors have no assurance that we will have any future cash flow.

Item 7.   Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     On April 1, 2004, we engaged Stark Winter Schenkein & Co., LLP as our principal accountant and independent auditor for the fiscal year ended February 28, 2003 and simultaneously accepted the resignation of Maurice M. Morton, CPA, our former accountant. This decision was approved by our Board of Directors on April 1, 2004.

     The reports of Maurice M. Morton, CPA for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years and the subsequent interim period through April 1, 2004, there were no disagreements with Mr. Morton on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Mr. Morton, would have caused Mr. Morton to make reference to the matter in his report. Further, there were no reportable events as that term is described in
Item 304(a)(1)(iv)(B) of Regulation S-B during any of those periods.

     During the two most recent fiscal years and the interim period from the end of the last fiscal year to June 1, 2004, we have not consulted Stark Winter Schenkein & Co., LLP regarding any matter requiring disclosure in this document.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of February 29, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The following individuals presently serve as our officers and directors:

Name                         Age                   Position
----                         ---                   --------
Paul G. Laird                47           President, Chief Executive Officer
                                          and Director

Les Bates                    60           Secretary/Treasurer, Principal
                                          Accounting and Financial Officer
                                          and Director

Raymond E. McElhaney         47           Director

Bill M. Conrad               47           Director

Grant I. Gaeth               71           Director

         We conduct the development of the Slater Dome/Coal Bank Draw Prospect through our wholly owned subsidiary, Skyline. The name, position, and age of each Director and executive officer of the subsidiary are as follows:

Name                        Age                        Position
----                        ---                        --------

Jubal S. Terry              46                President, Chief Executive Officer
                                              and Director

Les Bates                   60                Secretary and Director

Paul G. Laird               47                Director

The following information summarizes the business experience of each of the foregoing individuals for at least the last five years:

     Paul G. Laird.    Paul has been the President and a director of our company
since April 2003. He is currently the president of Natural Resource Group, Inc., a privately held oil and gas exploration and development company, a position he has occupied since 1997. Prior to that, he was the vice president of land operations for Western Alliance Petroleum Corporation and land manager for Canterra Petroleum, Inc., both private oil and gas companies. During this time, he was active in oil and gas exploration and development in the States of Montana, North Dakota, Colorado, Nebraska, Wyoming and Utah.

     Mr. Laird was a founder of International Marketing Corporation of Colorado, a private company engaged in the restaurant business.

     Mr. Laird received a bachelor science degree in business with an emphasis in petroleum, land and real estate management from the University of Colorado in 1980.

     Les Bates.     Les has been the Principal Accounting and Financial Officer,
Secretary, Treasurer and a director of our company since April 2003. Mr. Bates established Les Bates & Associates, Inc. in 1974 after five years of working with two of what was then known as the "Big 10" accounting firms and continues in that capacity today, Les Bates & Associates has provided a broad range of auditing, accounting, and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. The specific services provided include preparing reviewed and compiled financial statements for general purposes, preparing corporate, partnership and personal multi-state tax returns and consulting.

     Mr. Bates has taught oil and gas accounting classes as an adjunct professor at Colorado University-Denver and for the American Institute of Bankers Denver chapter.

     Raymond E. McElhaney. Mr. McElhaney has been a director since our inception and was Vice President and Secretary until April 15, 2003. Mr. McElhaney currently serves as the Chairman of the Board and Secretary of WYOG, a position he has held since February 2002. In 1990, Mr. McElhaney co-founded and continues to serve as the president of MCM Capital Management, Inc., a privately held financial and management consulting firm. MCM assists other companies in developing and implementing their business plans and capital formation strategies. Members of the firm often serve as interim officers and directors of portfolio companies.

     Prior to his association with WYOG and our company, Mr. McElhaney served as president and a director of Wallstreet Racing Stables, Inc., a public company then engaged in the acquisition, training, racing and sale of thoroughbred racehorses. He served in that capacity from July 1995 to June 2000. From May 1990 to February 1992, Mr. McElhaney served as a director of the United States Exploration, Inc., a public company formerly trading on the American Stock Exchange.

     Mr. McElhaney received his Bachelor of Science degree in Business Administration in 1978.

     Bill M. Conrad. Mr. Conrad has also been a director since our inception and was Vice President and Treasurer until April 15, 2003, when he was replaced by Mr. Bates. Mr. Conrad is the President of WYOG, a position he has occupied since February 2002. Mr. Conrad co-founded and has served as vice president of MCM Capital Management since its inception in 1990. He was also the vice president and a director of Wallstreet Racing Stables, Inc., from its inception in 1995 until June 2000. Over the past 12 years, Mr. Conrad's served in the office of president, vice president, chief financial officer and director of several public and private companies.

     Grant I. Gaeth.   Mr. Gaeth has been involved in exploring for oil and gas
since his graduation from Utah State University in 1953. He started with The Carter Oil Company and Humble Oil and Refining Company (Exxon), working as a field geologist in the Colorado Plateau, Basin and Range geological provinces. He worked on Exxon's geological efforts along the Colorado River, mapping structural leads throughout the Southern half of Utah. Mr. Gaeth has been self employed as an independent consulting geologist for the last 35 years.

     Jubal S. Terry.    President of Skyline Resources, Inc. In 1998, Mr. Terry
co-founded Skyline Resources, Inc. where he still serves as president. From 1985 through 1995, Mr. Terry was co-founder and vice president of American Rivers Oil Company, a publicly traded oil and gas company until it was acquired by Alliance Energy. From 1985 to 1986, Mr. Terry co-founded Karlton Terry Oil Company and was responsible for all drilling, completion and production in the Rocky Mountain Region. From 1983 through 1984, Mr. Terry was Operations/Exploration Manager for Oil Development Company in which he was responsible for all drilling and development in the Appalachian Basin. Mr. Terry received his Bachelor of Science degree in Geology from Western State College in Gunnison, Colorado in 1980.

     There are no family relationships among directors, nor any arrangements or understandings between any director and any other person pursuant to which any director was elected as such. The present term of office of each director will expire at the next annual meeting of stockholders.

     Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer holds office until his successor is duly elected and qualified, until his resignation or until removed in the manner provided by our bylaws.

     Currently, we do not have a standing audit, compensation or nominating committee of the Board of Directors. During the current fiscal year, we plan to investigate the formation of one or more committees, especially an audit committee. If appointed, an audit committee would be responsible for the following items, among others:

     o Overseeing the external audit coverage, including the annual nomination of the independent public accountants,

     o    Reviewing accounting policies and policy decisions,

     o Reviewing the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions,

     o Inquiring about the existence and substance of any significant accounting accruals, reserves or estimates made by management,

     o Reviewing with management the Management's Discussion and Analysis section of the Annual Report,

     o Reviewing the letter of management representations given to the independent public accountants,

     o Meeting privately with the independent public accountants to discuss all pertinent matters, and

     o Reporting regularly to the Board of Directors regarding its activities.

We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as a new company and our focus on the commencement of our business. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

Compliance with Section 16

     Since our registration with the Commission was effective subsequent to February 2004, we have no late filings to report pursuant to the requirements of
Section 16 of the Securities Exchange Act of 1934 for the last two fiscal years.

Item 10:  Executive Compensation

     Our existing officers were appointed in April 2003 and Messrs. Laird and Bates have been paid cash compensation in the amount of $63,747 each from the period commencing June 1 to February 29, 2004. Options to acquire 25,000 shares of common stock each at an exercise price of $1.00 per share were issued by us to Messrs. Laird and Bates at the commencement of their employment. The following information summarizes the compensation to any individual who served as our chief executive officer during the last fiscal year and any other officer that received compensation in excess of $100,000 during the last fiscal year:

-------------------------- ----------------------------- -------------------- ----------------- -------------------
                                                              Annual                                Long Term
                                                           Compensation                           Compensation
                                                           ------------                           ------------
-------------------------- ----------------------------- -------------------- ----------------- -------------------
                                                                                   Other
                                                                                   Annual            Securities
          Name                        Period                 Salary ($)         Compensation     Underlying Options
          ----                        ------                 ----------         ------------     ------------------
-------------------------- ----------------------------- -------------------- ----------------- -------------------
   Ronald G. McGinnis,     Year ended February 29, 2004          -0-                -0-                  -0-
 Chief Executive Officer
  From March 1, 2003 to    Year ended February 28, 2003
     April 15, 2003                                              -0-                -0-                  -0-
                           Year ended February 28, 2002

                                                                 -0-                -0-                  -0-

-------------------------- ----------------------------- -------------------- ----------------- -------------------
     Paul G. Laird,        Year ended February 29, 2004        $63,747              -0-               25,000(1)
    President, Chief
 Executive Officer from
April 15, 2003 to present
-------------------------- ----------------------------- -------------------- ----------------- -------------------

------------------------------

1 Includes options to acquire 25,000 shares of stock at an exercise price of $1.00 per share, exercisable until June 1, 2013.

------------------------------

     In his capacity as President of our subsidiary Skyline, Mr. Terry is employed pursuant to an employment agreement effective February 1, 2002, modified effective September 1, 2003 for a one-year term that is automatically renewable for subsequent one-year period unless terminated by either party and calls for annual compensation of $85,000 per year. During the year ended February 29, 2004, Mr. Terry was paid a total of $108,665 in cash. During the year ended February 28, 2003, Mr. Terry was paid a total of $10,000 in cash and $50,000 was accrued and paid subsequent to fiscal 2003. During the transition period ended February 28, 2002, Mr. Terry received $37,000 in compensation as president of Skyline.

Director Compensation

     We have not paid any cash compensation to our directors for their service on our Board of Directors. However, we intend to pay $100 per meeting to our directors for the foreseeable future.

Employment Agreements

     We have written employment agreements with our executive officers. We have not obtained any key man life insurance on any of our executive officers; we have key man life insurance on the president of Skyline. The employment agreements have a one- year term beginning June 1, 2003, are automatically renewable for subsequent one-year periods unless terminated by either party and call for annual compensation of $85,000 per year each for Messrs. Laird and Bates. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

     Each employment contract with our executive officers includes an arrangement for severance pay in the event we terminate the employee without "cause." In that event, the employee would be entitled to compensation at the annual rate for a period of one year from the date of termination. The agreements also provide for up to two months of pay if the employee is disabled and cannot work.

Equity Incentive Plan

     On June 6, 2003, we adopted the new frontier energy, inc. Stock option and stock grant plan. The plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The plan is administered by a committee to be appointed by our board of directors, or in the absence of that appointment, by the board itself. The plan provides for the issuance of up to 625,000 shares or options.

     Incentive stock options may be granted only to statutory employees. Non-qualified options and stock grants may be made to employees, consultants, directors and other individuals or entities determined by the committee. Incentive and non-qualified options may be granted to the same individual, in the discretion of the committee. The terms of the options or the grants, including the number of shares covered by the option or award, the exercise price, vesting schedule, and term, are determined in the sole discretion of the committee, except that incentive options must satisfy the requirements of the Internal Revenue Code applicable to incentive options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013.

     To date, 50,000 options have been granted pursuant to the Plan.

Item 11:  Security Ownership of Certain Beneficial Owners and Management

     As of June 1, 2004, there are a total of 3,193,904 shares of our common stock outstanding (after taking into effect the one for four reverse stock split effective March 3, 2004), our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities after the proposed distribution by: (i) each officer and director of the company; (ii) all officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than five percent of our common stock. The share amounts have been adjusted for a reverse split of our outstanding stock effective March 3, 2004. Unless otherwise noted, the table excludes 37,083 outstanding warrants to acquire our common stock exercisable at a price of $4.00. All of these warrants expire in March 2005.

     All ownership is direct, unless otherwise stated. In calculating the percentage ownership for each shareholder, it is assumed that any options or warrants issued by us to the individual is exercised, but not the options or warrants issued by us to any other individual.

Name and address of                             Shares Beneficially Owned
Beneficial Owner                             Number               Percentage (%)
----------------                             ------               --------------

Executive Officers and Directors

Paul G. Laird                                154,702  1, 2                4.80
5632 Spotswood
Littleton, CO 80120

Les Bates                                     98,452  2, 3                3.05
5632 Spotswood
Littleton, CO 80120

Raymond E. McElhaney                         259,625  4                   8.13
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80219

Bill M. Conrad                               245,500  4                   7.69
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80219

Grant I. Gaeth                                35,952  2,5                 1.12
1550 Larimer
Denver, CO 80202

All Officers and Directors
as a Group (5 persons)                       572,176  2, 6               17.64
----------------------

Five Percent Shareholders:

John D. McKey, Jr.                           418,250  7                  12.96
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Candace McKey                               418,250   8                  12.96
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

-----------------------------

1 Includes options to acquire 25,000 shares of common stock from the Company at a price of $1.00 which expire in 2013, and options to acquire 112,500 shares from certain individuals at a price of $1.00 which expire one year from the date of this prospectus.

2 Includes 17,051 shares owned by Natural Resources Group, Inc., of which the reporting person is an officer, director and/or principal shareholder.

3 Includes options to acquire 25,000 shares from the Company at a price of $1.00 which expire in 2013, and options to acquire 56,250 shares from certain individuals at a price of $1.00 which expire one year from the date of this prospectus.

4 Includes 93,750 shares subject to an option granted to a third party and exercisable until 2005.

5 Includes options to acquire 18,750 shares granted by a third party which expire one year from the date of this prospectus.

6 Includes shares underlying options issued by the Company. Excludes shares underlying options granted by the named individuals.

7 Includes 143,750 shares owned by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership. Also includes warrants to acquire 33,250 shares of common stock at an exercise price of $4.00 exercisable until March 2005.

8 Includes 241,250 shares owned by Mrs. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership. Also includes warrants to acquire 33,250 shares of common stock at an exercise price of $4.00 exercisable until March 2005. Excludes 186,567 shares of common stock underlying convertible preferred stock and 12,500 warrants exercisable at $2.68 for two years, each issuable pursuant to a subscription agreement executed by the individual and the Company.

-----------------------------

Changes In Control
------------------

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.


Item 12.   Certain Relationships and Related Party Transactions

     Our subsidiary, Skyline, shares office space with a company owned by an affiliate of that entity's president. We paid $6,807 and $5,109 during fiscal 2004 and 2003, respectively, pursuant to this arrangement.

     In August 2003, the Company transferred two vehicles, with a cost basis of $75,701 and accumulated depreciation of $24,397 to two former officers and current directors and reduced accrued compensation by $45,000. The net proceeds to the Company were $37,009, net of payroll taxes. The Company recognized a loss in the amount of $15,295.

     In September 2003, the Company transferred office furniture and equipment with a cost basis of $11,315 and accumulated depreciation of $6,336 to an entity controlled by two former officers and current directors in exchange for $5,000 in consulting from that entity. The Company recognized a gain of $20.

     Prior to Mr. Laird becoming affiliated with NRG, we granted NRG an exclusive option to finance and construct a pipeline to deliver gas from our Slater Dome prospect to market, and we expect that NRG will exercise that option. In that event, we have agreed to dedicate all of our production from the prospect to the pipeline and to pay a gathering fee to the owner of the line. At the time the option was granted, we were advised that NRG will "promote" the pipeline to other third parties, meaning that the other owners will pay more for the percentage interest in the pipeline than that percentage interest actually cost. When the option was granted, NRG offered us the opportunity to participate on the same terms and conditions as the other potential participants. Decisions concerning the construction and operation of the pipeline may create conflicts of interest in Mr. Laird acting on behalf of NRG and us.

     Finally, we executed a new office lease with Spotswood Properties, LLC, a Colorado limited liability company and an affiliate of our president, Paul Laird, effective October 1, 2003 for a one-year term. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. Mr. Laird owns 50% of the landlord company. Our Board of Directors, which includes Mr. Laird, is of the opinion that the terms of the leases are no less favorable than could be obtained from an unaffiliated party.


Item 13.   Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.    Description
-----------    -----------

2.1(1) Agreement for Share Exchange and Plan of Reorganization between Wyoming Oil & Minerals, Inc. and New Frontier Energy, Inc. dated January 11, 2002

2.2(1) First Amendment to Agreement for Share Exchange and Plan of Reorganization between Wyoming Oil & Minerals, Inc. and New Frontier Energy, Inc., dated February 6, 2002

3.1(2) Articles of Incorporation of the Company as filed on January 7, 2000 with the Colorado Secretary of State

3.2(2) Articles of Amendment to the Articles of Incorporation filed on March 7, 2001 with the Colorado Secretary of State

3.3(2)         Bylaws of the Company

4(2)           Form of Certificate for Common Stock

4.1(2)         Warrant Certificate for purchase of common stock dated March 1,
               2004

9              Not applicable.

10.1(2)        Form of Equity Incentive Plan

10.2(1) Purchase and Sale Agreement between Skyline Resources, Inc. and Cedar Ridge LLC dated February 17, 2003

10.3(1) Participation Agreement between Skyline Resources, Inc. and Cedar Ridge LLC dated March 24, 2003

10.4(1) Operating Agreement between Cedar Ridge LLC, Operator and Skyline Resources, Inc., and Slaterdome Gas, Inc. Non-Operators dated February 28, 2003

10.5(2)        Form of Employment Agreement

10.6(2)        Wyoming Oil & Minerals, Inc. Distribution Trust dated June 6,
               2003

10.7(2)        Marketing Agreement for Nucla Prospect

10.8(2)        Office Lease Agreement

10.9(2)        Letter Agreement between Skyline and NRG

10.10(2) Subscription and Registration Rights Agreement between the Company and certain accredited investors

11             Not applicable.

13             Not applicable.

16             Not applicable.

18             Not applicable.

21(2)          Subsidiaries of the Registrant

22             Not applicable.

13             Not applicable.

24             Not applicable.

27             Not applicable.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99             Not applicable.

-------------------------------

1 Filed by Wyoming Oil & Minerals, Inc. as an Exhibit to its Form 8-K filed dated March 27, 2003 and incorporated herein by reference.

2 Filed as an Exhibit to Form SB-2 registration statement, S.E.C. File No. 333-106832, and incorporated herein by reference.

-------------------------------

     (b) Reports on Form 8-K.

         None.


Item 15.   Principal Accountant Fees and Services

     The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.


Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of the financial statements included in the Company's Form SB-2 during fiscal 2004 were $6,968, net of expenses. There were no fees billed during fiscal 2003.

The aggregate fees billed by Maurice M. Morton, C. P. A. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2004 and 2003 were $4,000 and $0, respectively, net of expenses

Audit-Related Fees

There were no fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance during 2004 and 2003 were $0 and $0, respectively.

All Other Fees

There were no fees billed by Stark Winter Schenkein & Co., LLP or by Maurice M. Morton during the last two fiscal years for products and services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Littleton, Colorado on the 14th day of June 2004.


                                          NEW FRONTIER ENERGY, INC.


                                          By: /s/ Paul G. Laird
                                              ------------------------
                                              Paul G. Laird, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                       Title                            Date



/s/ Paul G. Laird                President, and Chief             June 14, 2004
------------------------         Executive Officer
Paul G. Laird


/s/ Les Bates                    Treasurer, Chief Accounting      June 14, 2004
------------------------         and Financial Officer,
Les Bates                        Secretary and Director


/s/ Bill M. Conrad               Director                         June 14, 2004
------------------------
Bill M. Conrad


/s/ Raymond E. McElhaney         Director                         June 14, 2004
------------------------
Raymond E. McElhaney


/s/ Grant I. Gaeth               Director                         June 14, 2004
------------------------
Grant I. Gaeth

                           NEW FRONTIER ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED FEBRUARY 29, 2004









                                TABLE OF CONTENTS


                                                                      Page
                                                                    --------

 Independent Auditors' Report                                         F-1

 Consolidated Financial Statements
      Balance Sheet                                                   F-2
      Statements of Operations                                        F-3
      Statements of Changes in Stockholders' Equity                   F-4
      Statements of Cash Flows                                        F-5

 Notes to Consolidated Financial Statements                           F-6

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 29, 2004, and the results of its operations, and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has working capital and accumulated stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 10, 2004

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                February 29, 2004


                                  ASSETS

CURRENT ASSETS
      Cash                                                          $    41,684
      Accounts receivable, trade                                          4,604
      Accounts receivable, employees                                     10,000
      Prepaid expenses                                                    1,800
                                                                    -----------
            Total current assets                                         58,088
                                                                    -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and depletion of $84,743                                            2,677,697
                                                                    -----------

OTHER ASSETS
      Production payment receivable, net                                 30,000
      Other                                                               1,512
                                                                    -----------
                                                                         31,512
                                                                    -----------

                                                                    $ 2,767,297
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    14,129
      Accrued expenses                                                  109,736
      Current portion of long-term debt                                 136,937
                                                                    -----------
            Total current liabilities                                   260,802
                                                                    -----------

LONG-TERM DEBT                                                          215,140
                                                                    -----------

STOCKHOLDERS' EQUITY
      Preferred stock, 25,000,000 shares authorized
         $.001 par value, none issued and outstanding                        --
      Common stock, 50,000,000 shares authorized,
         $.001 par value, 3,194,451 issued and outstanding                3,194
      Additional paid in capital                                      4,188,242
      Accumulated (deficit)                                          (1,900,081)
                                                                    -----------
                                                                      2,291,355
                                                                    -----------

                                                                    $ 2,767,297
                                                                    ===========




        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year Ended    Year Ended
                                                 February 29,  February 28,
                                                     2004         2003
                                                 -----------   -----------
Operating revenues
       Oil and gas sales                         $    25,204   $       690
       Consulting fees                                    --         4,610
                                                 -----------   -----------
                                                      25,204         5,300
                                                 -----------   -----------
Operating expenses
       Exploration costs, including dry holes         40,914        59,703
       Abandoned properties                            5,672        53,414
       Lease operating expenses                       21,593         5,070
       General and administrative                    438,119       363,758
       Impairment loss                                64,316            --
       Depreciation, depletion and amortization       40,309        18,851
                                                 -----------   -----------
            Total operating expenses                 610,923       500,796
                                                 -----------   -----------

(Loss) from operations                              (585,719)     (495,496)
                                                 -----------   -----------

Other income (expense)
       (Loss) on sale of assets                      (70,276)           --
       Interest income                                 5,114            --
       Interest expense                              (22,894)      (22,232)
                                                 -----------   -----------
            Other income (expense), net              (88,056)      (22,232)
                                                 -----------   -----------

(Loss) before income taxes                          (673,775)     (517,728)
                                                 -----------   -----------

Income taxes
       Current                                            --            --
       Deferred                                           --            --
                                                 -----------   -----------
                                                          --            --
                                                 -----------   -----------

Net (loss)                                       $  (673,775)  $  (517,728)
                                                 ===========   ===========


Net (loss) per common share
       Basic and diluted                         $     (0.21)  $     (0.16)
                                                 ===========   ===========

Weighted average shares outstanding
       Basic and diluted                           3,194,451     3,194,451
                                                 ===========   ===========






        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years Ended February 28, 2003 and February 29, 2004




                                             Common Stock          Additional
                                           $.001 Par Value           Paid-in   Accumulated
                                         Shares        Amount        Capital     Deficit        Total
                                       ------------ ------------  -----------  ------------  -----------

Balance, February 28, 2002                3,194,451  $     3,194  $ 2,910,832  $  (708,578)  $ 2,205,448

     Assets contributed by former
         parent - net                            --           --      482,848           --       482,848

     Net loss for the year                       --           --           --     (517,728)     (517,728)
                                        -----------  -----------  -----------  -----------   -----------

Balance, February 28, 2003                3,194,451        3,194    3,393,680   (1,226,306)    2,170,568

     Cash contributed by former parent                                788,000           --       788,000

     Former parent's stock issued
         for payment of debt                     --           --        6,562           --         6,562

     Net loss for the year                       --           --           --     (673,775)     (673,775)
                                        -----------  -----------  -----------  -----------   -----------

Balance February 29, 2004                 3,194,451  $     3,194  $ 4,188,242  $(1,900,081)  $ 2,291,355
                                        ===========  ===========  ===========  ===========   ===========





        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended   Year Ended
                                                                      February 29,  February 28,
                                                                          2004         2003
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                        $ (673,775)  $ (517,728)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
          Depreciation, depletion and amortization                         40,309       18,851
          Loss on disposition of assets                                    70,276           --
          Impairment loss                                                  64,316           --
          Imputed interest income recognized                               (4,884)          --
          Abandonment of oil and gas property                               5,672       53,414
          (Increase) decrease in assets:
             Accounts receivable                                            6,044       (8,312)
             Accounts receivable, employees                                 7,000           --
             Prepaid expense                                               (1,800)          --
          Increase (decrease) in liabilities:
             Accounts payable                                             (17,020)     (18,735)
             Accrued expenses                                            (160,880)     234,890
                                                                       ----------   ----------

       Net cash (used in) operating activities                           (664,742)    (237,620)
                                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                                             567        3,135
     Proceeds from sale of property and equipment                         375,000       37,635
     Purchase of property and equipment                                   (47,118)     (44,944)
                                                                       ----------   ----------

       Net cash provided by (used in) investing activities                328,449       (4,174)
                                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                            1,832           --
     Payment of notes payable                                            (181,814)     (17,929)
     Payments to former parent                                           (210,629)     254,579
     Cash contributed to capital by former parent                         788,000           --
     Advances from officer                                                (19,500)       2,500
                                                                       ----------   ----------

       Net cash provided by financing activities                          377,889      239,150
                                                                       ----------   ----------

INCREASE (DECREASE) IN CASH                                                41,596       (2,644)

BEGINNING BALANCE                                                              88        2,732
                                                                       ----------   ----------

ENDING BALANCE                                                         $   41,684   $       88
                                                                       ==========   ==========

Cash paid for interest                                                 $   57,890   $      536
                                                                       ==========   ==========

Supplemental schedule of non-cash investing and financing activities:
       Issuance of former parent company common stock to pay debt      $    6,562   $       --
       Vehicles transferred in exchange for accrued compensation, net  $   37,008   $       --
       Transfer of assets and liabilities by parent corporation, net   $       --   $  482,848
       Conversion of bridge loans and related interest to
          common stock of the former parent company                    $       --   $  632,997




        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization
     ------------

     New Frontier Energy, Inc. ("New Frontier") was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March, 2001 the Company changed its name to New Frontier Energy, Inc. The Company is a natural gas and oil exploration company operating primarily in Colorado and Wyoming. The Company was previously considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7 (SFAS
     7), "Accounting and Reporting by Development Stage Enterprises." The Company is no longer considered in the development stage as it activities no longer meet the criteria for development stage reporting. The Company has completed its acquisition of the principal leasehold interest, has drilled sufficient wells on the prospect to establish that the prospect has sufficient merit and is currently awaiting the construction of a gathering pipeline in order to market the natural gas discovered.

     Effective February 6, 2002, Wyoming Oil & Minerals, Inc. ("Wyoming") completed a share exchange with the Company. Under the terms of the share exchange, the shareholders of the Company have surrendered their shares in exchange for shares of Wyoming. The Company's shareholders became shareholders in Wyoming, and the Company became a wholly owned subsidiary of Wyoming until June 30, 2003.

     On June 30, 2003, Wyoming's Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier. The dividend was paid in the form of one share of New Frontier common stock for every four shares of common stock of Wyoming. New Frontier filed a Form SB-2 registration statement to register its Common Stock issued as a dividend. The Securities and Exchange Commission approved the registration statement on April 13, 2004. Shareholders of record of Wyoming as of the close of business on June 30, 2003, the record date, were issued a certificate representing one share of New Frontier for each four shares of Wyoming they held at that date.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's only subsidiary at February 29, 2004 is Skyline Resources, Inc. ("Skyline").

     Revenue Recognition
     -------------------

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004




     Accounts Receivable
     -------------------

     The Company uses the direct write off method for bad debts which expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Net Income (Loss) per Common Share
     ----------------------------------

     The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
     (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2004. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The fair value of long-term debt approximates the carrying value as the stated interest rates of the notes reflect current market conditions.

     Accounting for Oil and Gas Activities
     -------------------------------------

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004




     Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance together with a charge to operations.

     Revenues from the sale of oil and gas production are recognized when title passes, net of royalties.

     Depreciation, Depletion and Amortization
     ----------------------------------------

     Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.

     Other Property and Equipment
     ----------------------------

     Other property and equipment consists of furniture, fixtures and equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

     Stock Based Compensation
     ------------------------

     The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This standard requires the Company to adopt "fair Value" method with respect to stock-based compensation of consultants and other non-employees. The Company accounts for employee stock options under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS No.123.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the year ended February 28,2003 have been reclassified to confirm to the current year presentation.


2.   GOING CONCERN
     -------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,900,081, has a working capital deficit of $202,714, and is reliant on raising capital to consummate its business plan.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



     The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced spin-off from its former parent effective June 30, 2003. The Company is pursuing financing for its operations and working towards realizing sales from its oil and gas interests.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

3.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

        Producing oil and gas royalties                         $     106,000
        Unproved oil and gas properties                             2,648,487
        Office furniture and equipment                                  7,953
                                                                --------------
                                                                    2,762,440
        Less accumulated depreciation and depletion                   (84,743)
                                                                --------------

                                                                $   2,677,697
                                                                ==============


4.   LONG-TERM DEBT
     --------------

     The Company had long-term debt as follows:

        Note payable to a bank, due in quarterly payments of
          $38,000 including interest at .75% above Wall Street
          Journal prime (5.0% at February 29, 2004), maturity date
          March 15, 2005, collateralized by preferred
        stock of a third party.                                   $    352,077

        Less current portion                                          (136,937)
                                                                  -------------

                                                                  $    215,140
                                                                  =============

     Estimated maturities on long-term debt are as follows:

        Year ending February 28, 2005                $ 136,937
        Year ending February 28, 2006                  215,140
                                                     ---------

                                                     $ 352,077
                                                     =========

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004




5.   INCOME TAXES
     ------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

     The provision (benefit) for income taxes consist of the following components:

                                         2004                   2003
                                    ----------------       ---------------
           Current               $              ---     $             ---
          Deferred               $              ---     $             ---


     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                          2004                     2003
                                                    ------------------       ------------------
        Deferred tax assets:
            Net operating loss carryforwards      $         1,253,426      $         1,154,391
        Deferred tax liabilities:
            Property and equipment                           (419,507 )               (397,542 )
                                                    ------------------       ------------------
                                                              833,919                  756,849
        Less valuation allowance                             (833,919 )               (756,849 )
                                                    ------------------       ------------------

                                                  $               ---      $               ---
                                                    ==================       ==================


     A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

        Statutory U.S. federal rate             34.00 %
        State income taxes                       4.95
                                              --------
                                                38.95 %
                                              ========

     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from net operating losses.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



     The Company has a consolidated tax loss carryforward of $3,218,039 which expires through 2022. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is not currently known but it is more likely than not that the tax loss carryforwards will not be utilized before expiration.

6.   STOCKHOLDERS' EQUITY
     --------------------

     Warrants
     --------

     The Company has issued warrants to purchase shares of its common stock related to the issuance of bridge loans as follows:


                                           Exercise          Number of Shares
                                             Price

        Outstanding at 02/28/03             $ 4.00                46,625
             Granted                           ---                   ---
             Exercised                         ---                   ---
             Expired                        $ 4.00              (25,792)
                                                            ------------------

        Outstanding at 02/29/04             $ 4.00                20,833
                                                            ==================


     All of the outstanding warrants are currently exercisable and expire in 2005.


     Contributions to Capital
     ------------------------

     On February 28, 2003, New Frontier received net assets of $482,848 related to oil and gas production and exploration from its parent Wyoming, in anticipation of a spin-off of New Frontier and its subsidiary, Skyline, from Wyoming (the parent). A spin-off constitutes a distribution to the Wyoming shareholders of the subsidiary's stock.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



     Wyoming also contributed $788,000 in the form of cash and shares of its common stock with a market value of $6,562 for payment of certain debts of the Company.

     Stock Split
     -----------

     Forward Split

     On May 29, 2003, the Board of Directors authorized up to a 16,000,000 to 1 split of common stock to stockholders of record on June 30, 2003 to enable the stock dividend. Stockholders' equity and loss per share amounts in the accompanying financial statements have been adjusted retroactively for the split in the ratio of 12,775,616 shares to one share outstanding.

     Reverse Split

     On March 3, 2004, the Board of Directors authorized up to a 1 to 4 reverse split of common stock to stockholders of record in order to facilitate the marketability and liquidity of the common stock based on the current market conditions and other relevant factors. Stockholders' equity and loss per share amounts in the accompanying financial statements have been retroactively adjusted for the split.

7.   EQUITY INCENTIVE PLAN
     ---------------------

     Stock Option Plan
     -----------------

     On June 6, 2003, the Board of Directors adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan ("The Plan"). The Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to employees, consultants, directors and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by the Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013. As of February 29, 2004, options to purchase a total of 50,000 shares of common stock at an exercise price of $1.00 per share have been granted to two officers pursuant to the Plan.


8.   COMMITMENTS
     -----------

     The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



     Employment Agreements
     ---------------------

     In June 2003, the Company entered into written employment agreements with the executive officers. The employment agreements have a one- year term beginning June 1, 2003, are automatically renewable for subsequent one-year periods unless terminated by either party and call for annual compensation of $85,000 per year each for the two officers. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

     Each employment contract includes an arrangement for severance pay in the event the employee is terminated without "cause." In that event, the employee would be entitled to compensation at the annual rate for a period of one year from the date of termination. The agreements also provide for up to two months of pay if the employee is disabled and cannot work.


9.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties together with a production payment receivable. Impairment charged to operations for the fiscal year ended February 29, 2004 was $64,316 and $ 0 in the fiscal year ended February 28, 2003.

10.  RELATED PARTIES
     ---------------

     Skyline shared office space with a company owned by an affiliate of Skyline's president during fiscal 2004 and 2003. The Company paid $6,807 and $5,109 to the related party in fiscal 2004 and 2003, respectively. The Company believes that these transactions were on terms no less favorable than could be obtained from an unaffiliated third party.

     The Company executed a new office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of the president, effective October 1, 2003 for a one-year term. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $7,500 in fiscal 2004.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004




     In August 2003, the Company transferred two vehicles, with a cost basis of $75,701 and accumulated depreciation of $24,397, to two former officers and current directors and reduced accrued compensation by $45,000. The net proceeds to the Company were $37,008, net of payroll taxes. The Company recognized a loss in the amount of $15,295.

     In September 2003, the Company transferred office furniture and equipment with a cost basis of $11,315 and accumulated depreciation of $6,336 to an entity managed by two former officers and current directors in exchange for $5,000 in consulting from that entity.

11.  SALE OF OIL AND GAS PROPERTIES AND PRODUCTION PAYMENT RECEIVABLE
     ----------------------------------------------------------------

     When Wyoming transferred assets to the Company, the Company received a promissory note with a face amount of $160,000 collateralized by the oil and gas properties. The note bears an imputed interest rate of 6%. The purchaser is obligated to make payments out of the gross revenue generated from the existing wells on the property plus any additional wells drilled at the rate of 15% of gross revenues after royalties and taxes. Payments were to commence on or before May 25, 2003 and to continue until paid in full. In November 2003, the note was amended to reduce the face amount due to $45,000. The Company received $568 on the production payment in the fiscal year ended February 29, 2004. Consequently, the Company recorded additional impairment on the production payment receivable as of February 29, 2004. At February 29, 2004, the production payment receivable is recorded at its estimated realizable value of $30,000. After giving effect to the imputed interest and costs associated with the sale, the Company recognized total impairment costs of $64,316 on the production payment receivable during the year ended February 29, 2004

     The Company sold a 36.67% interest in certain oil and gas properties for a total sales price of $400,000 in cash and $500,000 carried interest in its remaining 30% interest in fiscal 2003. Under the provisions of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," the $400,000 was recorded as a reduction of basis and the Company records no cost in future drilling costs until its share of costs exceeds $500,000. No gain or loss was recognized in the exchange. Per the Purchase and Sale Agreement dated February 17, 2003, $25,000 was paid at the time the letter of intent was entered into on January 14, 2003, and the $375,000 was paid upon execution of the Participation Agreement, March 26, 2003.

12.  PURCHASE AND SALE AGREEMENT
     ---------------------------

     On February 23, 2004, the Company as "Seller" entered into a Purchase and Sale Agreement with a Wyoming corporation to sell certain oil and gas properties located in Johnson County, Wyoming. The purchaser agreed to assume all liabilities in connection with the purchase of the properties including any and all plugging costs, environmental cleanup costs, site restoration costs, or any other cost or liabilities that may result in the future. To assist in defraying these potential costs, the Company agreed to pay Purchaser the sum of $15,000 at closing. In addition, the Company paid a finder's fee of $5,000 to a third party which resulted in the company recognizing a loss of $55,000 on the transaction.

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004




13.  MARKET RISK
     -----------

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.


14.  SUBSEQUENT EVENTS
     -----------------

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of preferred stock, $0.001 par value per share, as Series A Convertible Preferred Stock. The issue price of the Series A Convertible Preferred Stock is $5.00 per share ("Issue Price.") The holders of the Series A Convertible Preferred Stock shall be entitled to receive cash dividends at the annual rate equal to 18% of the $5.00 issue price per share or $.90 per share, payable monthly, in arrears. Dividends on each share of Series A Convertible Preferred Stock begin to accrue and shall cumulate from the date of original issue of such share.

     At any time on or after the six-month anniversary of the effective date of the Company's Registration Statement on Form SB-2, each holder of shares of Series A Convertible Preferred Stock may, at his or her option, convert any or all such shares (in minimum increments of 10,000 shares per exercise, if for less than all shares owned), into fully paid and non-assessable shares of common stock, $.001 par value ("Common Stock"). Shares of Series A Convertible Preferred Stock are convertible into that number of shares of Common Stock obtained by dividing the Issue Price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by $2.68.

     In March 2004, the Company accepted a subscription from two investors for 10 Units at a price of $50,000 per Unit, or $500,000 total. Each Unit consists of 10,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 5,000 shares of the Common Stock of the Company at exercise price of $2.68 per share. Each warrant is exercisable for a period of two years from the date the subscription is accepted by the company. The Company has received $250,000 in proceeds and the balance of the subscription agreement is due and payable.

15.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
     -------------------------------------------------

     Capitalized Costs
     -----------------

     Capitalized costs relating to the Company's oil and gas producing activities as of February 29, 2004 are as follows:

                            NEW FRONTIER ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                February 29, 2004



        Producing overriding royalty interests                 $       106,000
        Unproved properties                                          2,648,487
                                                                 --------------

                                                               $     2,754,487
                                                                 ==============

        Accumulated depreciation and depletion                 $        82,818
                                                                 ==============


     Costs incurred in oil and gas property acquisition, exploration and development activities

     Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the year ended February 29, 2004 (all in the United States):


        Property acquisition costs:
          Proved properties                      $          ---
          Unproved properties                    $       35,346
          Exploration costs                      $       40,914
          Development costs                      $          ---

     Results of operations for oil and gas producing activities

     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the year ended February 29, 2004 (all in the United States):

        Revenues                                 $      25,204
        Production costs                               (21,593)
        Exploration costs                              (40,914)
        Abandoned properties                           ( 5,672)
        Depletion                                      (29,892)
                                                   ------------
                                                 $     (72,867)
                                                   ============

     Oil and Gas Reserve Quantities
     ------------------------------

     The estimates of ending proved reserves and related valuations were not computed. A majority of the Company's oil and gas revenues derives from overriding royalty interests. Because of the nature of the interests, the Company does not have access to the necessary information to calculate reserve quantities. No proven reserves have been assigned to the Slater Dome/Coal Bank Draw Prospect due to the absence of a gas delivery system to get the gas to market and any sustained production history.

     SFAS No. 69, "Disclosures About Oil and Gas Activities," prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has not presented that information because of the nature of the Company's interests precludes obtaining the information necessary for the presentation.