Form 10QSB
period 2004-05-31
NEW FRONTIER ENERGY INC
filed 2004-07-20
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended May 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    -------------   --------------

                         Commission file number: 0-50472

                            NEW FRONTIER ENERGY, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                 84-1530098
            --------                                 ----------
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                  5632 S. Spotswood Street, Littleton, CO 80120
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (303) 730-9994
                                 --------------
                           (Issuer's telephone number)

                                      N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]
    ---     ---

As of July 20, 2004, 3,194,451 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]
                                                    ---      ---

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at May 31, 2004             1

            Consolidated Statements of Operations (unaudited) for the three
            months ended May 31, 2004 and 2003                                 2

            Consolidated Condensed Statements of Cash Flows (unaudited)
            for the three months ended May 31, 2004 and 2003                   3

            Notes to Consolidated Financial Statements (unaudited)             4

Item 2.     Management's Discussion and Analysis                               7

Item 3.     Controls and Procedures                                            9

Part II - OTHER INFORMATION

Item 2.     Changes in Securities                                             10

Item 6.     Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                    11

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                             $    19,672
      Accounts receivable, trade                                             2,576
      Accounts receivable, employees                                         6,600
      Prepaid expenses                                                       5,874
                                                                       -----------
            Total current assets                                            34,722
                                                                       -----------

PROPERTY AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $87,459                                               2,743,809
                                                                       -----------

OTHER ASSETS
      Production payment receivable, net                                    31,449
      Other                                                                  1,895
                                                                       -----------
                                                                            33,344
                                                                       -----------

                                                                       $ 2,811,875
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                 $    27,488
      Dividends payable                                                      3,822
      Accrued expenses                                                      69,887
      Note payable                                                         318,527
                                                                       -----------
            Total current liabilities                                      419,724
                                                                       -----------


STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                  50
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,194,451 shares issued and outstanding                           3,194
      Additional paid in capital                                         4,438,192
      Accumulated (deficit)                                             (2,049,284)
                                                                       -----------
                                                                         2,392,151
                                                                       -----------

                                                                       $ 2,811,875
                                                                       ===========


   See accompanying notes to the unaudited consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                         May 31,           May 31,
                                                          2004              2003
                                                      -----------        -----------
Operating revenues
       Oil and gas sales                              $     3,322        $     5,522
                                                      -----------        -----------

Operating expenses
       Exploration costs                                   16,928              7,580
       Lease operating expenses                               213              2,594
       General and administrative                         122,006             74,964
       Depreciation, depletion and amortization             2,754             20,662
                                                      -----------        -----------
            Total operating expenses                      141,901            105,800
                                                      -----------        -----------

(Loss) from operations                                   (138,579)          (100,278)
                                                      -----------        -----------

Other income (expense)
       Interest income                                      1,530                 --
       Interest expense                                    (4,140)            (7,807)
                                                      -----------        -----------
            Other income (expense), net                    (2,610)            (7,807)
                                                      -----------        -----------

(Loss) before income taxes                               (141,189)          (108,085)

Income taxes
       Current                                                 --                 --
       Deferred                                                --                 --
                                                      -----------        -----------
                                                               --                 --
                                                      -----------        -----------

Net (loss)                                               (141,189)          (108,085)

Preferred stock dividends                                  (8,014)                --
                                                      -----------        -----------

Net (loss) attributable to common shareholders        $  (149,203)       $  (108,085)
                                                      ===========        ===========

Net (loss) per common share
       Basic and diluted                              $     (0.04)       $     (0.03)
                                                      ===========        ===========

Weighted average shares outstanding
       Basic and diluted                                3,194,451          3,194,451
                                                      ===========        ===========



   See accompanying notes to the unaudited consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        Three Months Ended
                                                                         May 31,    May 31,
                                                                          2004       2003
                                                                       ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash (used in) operating activities                            (168,420)   (168,363)
                                                                       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                             --     375,000
     Other assets                                                           (420)         --
     Purchase of property and equipment                                  (68,830)    (31,169)
                                                                       ---------   ---------

       Net cash provided by (used in) by investing activities            (69,250)    343,831
                                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on notes payable                                            (33,551)    (38,100)
     Proceeds from issuance of preferred stock                           250,000          --
     Preferred stock dividends paid                                       (4,191)         --
     Advances from officer                                                    --      (2,500)
     Repayment of employee accounts receivable                             3,400          --
     Operating advances from former parent                                    --     (72,629)
                                                                       ---------   ---------

       Net cash provided by (used in) financing activities               215,658    (113,229)
                                                                       ---------   ---------

INCREASE (DECREASE) IN CASH                                              (22,012)     62,239

BEGINNING BALANCE                                                         41,684          88
                                                                       ---------   ---------

ENDING BALANCE                                                         $  19,672   $  62,327
                                                                       =========   =========

Cash paid for interest                                                 $     733   $   3,476
                                                                       ---------   ---------

Supplemental schedule of non-cash investing and
   financing activities:
       Contribution to capital by parent                               $      --   $ 138,000
                                                                       =========   =========


   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2004



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Business
     -----------------------------------

       The Company was incorporated January 7, 2000 under the laws of Colorado. The Company engages principally in the exploration, development and production of oil and gas, which is mainly in Wyoming and Colorado. Effective June 20, 2001 the Company acquired 100% of Skyline Resources, Inc.

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

       The Company was a wholly owned subsidiary of Wyoming Oil & Minerals during the quarter ended May 31, 2003. The financial statements presented for the quarter ended May 31, 2003 include only the accounts of New Frontier and its subsidiary, Skyline.

       Principles of Consolidation
       ---------------------------

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

       Unaudited Statements
       --------------------

       The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2004 included in the Company's annual report on Form 10-KSB.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three months ended May 31, 2003 have been reclassified to conform to the current period presentation.


2.   STOCKHOLDERS' EQUITY
     --------------------

     Reverse Split
     -------------

     On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of common stock to stockholders of record in order to facilitate the marketability and liquidity of the common stock based on the current market conditions and other relevant factors. The prior period loss per share amount has been retroactively adjusted for the split.

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of preferred stock, $0.001 par value per share, as Series A Convertible Preferred Stock. The issue price of the Series A Convertible Preferred Stock is $5.00 per share ("Issue Price.") The holders of the Series A Convertible Preferred Stock are entitled to receive cash dividends at the annual rate equal to 18% of the $5.00 issue price per share or $.90 per share, payable monthly, in arrears. Dividends on each share of Series A Convertible Preferred Stock begin to accrue and accumulate from the date of original issuance of such shares. The Series A Convertible Preferred Stock is non-voting and is entitled to receive, in the event of liquidation, dissolution or winding up of the Company, out of the assets of the Company available for distribution to stockholders, an amount equal to the Issue Price plus accumulated and unpaid dividends before the distribution of assets is made to the holders of Common stock or of any other class of capital stock of the Company ranking junior to the Series A Preferred Stock as to liquidation.

     At any time on or after October 13, 2004, each holder of shares of Series A Convertible Preferred Stock may, at his or her option, convert any or all such shares (in minimum increments of 10,000 shares per exercise, if for less than all shares owned), into fully paid and non-assessable shares of common stock, $.001 par value ("Common Stock"). Shares of Series A Convertible Preferred Stock are convertible into that number of shares of Common Stock obtained by dividing the Issue Price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by $2.68.

     The Company may, at its option, from time to time redeem the whole or any part of the Series A Preferred Stock, and the redemption price shall be equal to the Issue Price of the shares so redeemed, plus the amount of unpaid accumulated dividends, if any, to the date of such redemption.

     The Company received $250,000 in proceeds from the subscribers for 5 Units at a price of $50,000 per Unit. Each Unit consists of 10,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 6,250 shares of the Company's Common Stock at exercise price of $2.68 per share. Each warrant is exercisable for a period of two years from the date the subscription is accepted by the company.

     The Company has paid cash dividends in the amount of $4,192 and accrued $3,822 through the quarter ended May 31, 2004. Accrued dividends were paid in June 2004.

3.   RELATED PARTIES
     ---------------

     The Company paid $4,500 during the quarter ended May 31, 2004, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $3,000 for geological consulting during the quarter ended May 31, 2004.

4.   GOING CONCERN
     -------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,049,284, has a working capital deficit of $385,002, and is reliant on raising capital to consummate its business plan.

     The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company is pursuing financing for its operations and working towards realizing sales from its oil and gas interests.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

General

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at May 31, 2004, changes in our financial condition since February 29, 2004, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2004 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2004.

     See also the discussion at the end of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operation

     For the three months ended May 31, 2004, we reported a net loss of $141,189, or $0.04 per share, on revenue of $3,322. This compares to a net loss of $108,085, or $.04 per share, on revenue of $5,522, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we begin producing gas from the Slater Dome Prospect.

     Revenues for the first fiscal quarter of 2004 were $3,322 compared with $5,522 the first fiscal quarter of 2003, or a 39.8% decrease. Our only producing properties are those in which we have an overriding royalty interest and the change is considered normal in the ordinary course of business.

     Operating expenses included exploration costs of $16,928 for the first three months of 2004 compared with $7,580 for the comparable period in 2003, an increase of $9,348, or 123.3%. The primary source of the increase is delay rentals in the amount of $9,418, geologic consulting of $3,000 and miscellaneous of $599 offset by a decrease in dry hole costs of $3,669. The geologic expenses increased because we are developing the Slater Dome prospect. Dry hole expenses decreased because the Company did not participate in drilling any wells in the quarter ended in 2004 compared to 2003.

     The second element of our operating expenses is lease operating costs, which were $213 in the first three months of 2004 as compared to $2,594 for the comparable period in 2003, a decrease of $2,381, or 91.8%. The change arises because in 2003 we owned wells with a working interest, which were sold in fiscal 2004, which created operating expenses of $1,890 in the quarter ending in 2003, together with a decrease in production taxes of $491, which is a function of the decrease in revenues.

     General and administrative expenses were $122,006 for the first three months of fiscal 2004, compared to $74,964 for the first three months of 2003, an increase of $47,042, or 62.8%. The most significant increase in our general and administrative expenses was salaries, which increased approximately $27,497. During the first quarter of last fiscal year, NFE was consolidated with the former parent that bore certain salary expenses that are now included in NFE, thereby, reducing general and administrative expenses during that period. Professional fees also increased substantially from the first quarter of last year to the first quarter of this year, increasing approximately $11,112 together with an increase in filing and recording fees of $3,742; a major portion of those increases are attributable to the required filings with the Securities and Exchange Commission. Rent increased by $4,281 over the comparable period in 2003 because the Company has additional office space. Other expenses increased by a net $410 over the comparable period in 2003; such fluctuations are considered normal in the ordinary course of business.

     Depreciation, depletion and amortization decreased by $17,908, or 86.7%, in the first three months of 2004 compared to the first three months of last year. The change correlates to the decreased oil and gas revenues in the current quarter compared to the previous quarter.

     Interest income was $1,530 in the first three months of 2004 compared with $0 in 2003. The increase arises from the accretion of the value of the production payment receivable.

     Interest expense was $4,140 for the first quarter ending May 31, 2004 compared to $7,807 for the comparable period in 2003, a decrease of $3,667, or 46.8%. The decrease is a direct result of a decrease in notes payable of approximately $212,800 from the balance outstanding at May 31, 2003.

     The Company charged dividends on the Series A Convertible Preferred Stock in the amount of $8,014 to the loss attributable to common shareholders. The Preferred Stock was issued in the first three months of 2004.



Liquidity and Capital Resources

     At May 31, 2004, we had a deficit in working capital of ($385,002), consisting of current assets of $34,722 and current liabilities of $419,724. Our working capital position at May 31, 2004 decreased by $182,288 from fiscal year end February 29, 2004; the principal reason for the decrease is the balloon payment on the note payable being classified as current during the first quarter ended May 31, 2004. Because of the deficit in working capital, and despite the private placement described below, the Company is still dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to continue in operations over the long term.

     In the private placement in March 2004, we sold 50,000 shares Series A Convertible Preferred Stock for proceeds of $250,000 and issued a warrant to purchase 6,250 shares of the Company's Common Stock at exercise price of $2.68 per share in transactions exempt from the registration requirements of applicable federal and state securities laws. The proceeds from the offering were used for reduction of liabilities, investment in the gathering system at Slater Dome, operations, and working capital. In March 2004 we originally received a subscription from two individuals for $250,000 each. A subscriber has yet to fund the remaining subscription in the amount of $250,000. The Company is in discussions with the subscriber as to the resolution of the claim for the balance. However, there can be no assurances that the subscriber will fund the balance of the subscription.

     We will likely solicit additional capital in the future in the form of equity to finance drilling of our share of the seven (7) wells expected to be drilled at Slater Dome, any additional capital necessary to finance our share of construction of the gas pipeline and to provide capital for other lease acquisitions. Management believes, due to the potential reserves and location of our property, trends in natural gas prices and the domestic supply of natural gas, that we will be successful in our fund raising efforts. However, we have no commitments or contracts at present and in the event we are unable to obtain such financing, we may be forced to sell a portion of our interest in the Slater Dome Prospect.

     Based on our working capital deficit we are dependent on the receipt of additional capital and obtaining profitable operations to continue operations.

     Current assets decreased $23,366 or approximately 40.2%, between year-end February 29, 2004 and May 31, 2004. Cash decreased $22,012 during that time, or approximately 52.8%. The trade accounts receivable decreased $2,028 in the normal course of business. Employee receivables decreased $3,400 from employee repayment of advances. Prepaid expenses increased $4,074 because the Company prepaid expenses that were not completely amortized as of May 31, 2004.

     Current liabilities increased $158,922, or approximately 60.9%, between year-end February 29, 2004 and May 31, 2004. The current portion of the long-term debt added a net increase of $181,590 which arose from reclassification of the long-term portion at the fiscal year end February 29, 2004 of $215,140 offset by a principal payment of $33,550. Accounts payable increased $13,359, or 94.6% and such increase is considered normal in the ordinary course of business. Accrued expenses decreased $36,027, or 32.8%. The principal components of the decrease are a decrease in accrued compensation of $18,000, a decrease in accrued expenses in the amount of $20,000 incurred in connection with the disposition of two of the Company's working interest properties during the fiscal year ended February 29, 2004 combined with a net decrease in other miscellaneous accruals in the amount of $1,973.

     Capital Requirements. In addition to the capital necessary to develop our existing properties and acquire additional properties, we also require immediate cash for production, general and administrative expenses and retirement of debt. We are negotiating with several parties in an effort to acquire additional capital.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

Risk Factors Impacting Forward-Looking Statements

     The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB and the following:

     o    The extent and duration of the recent economic downturn;

     o The willingness and ability of third parties to honor their contractual commitments;

     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

     o Environmental and other regulations, as the same presently exist and may hereafter be amended;

     o    Our ability to identify, finance and integrate other acquisitions;

     o    Volatility of our stock price; and

     o Actions of overseas producers of oil and natural gas over which we have no control.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

     Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-QSB. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Chief Executive Officer and Chief Financial Officer carried out the evaluation.

                           PART II--OTHER INFORMATION

Item 2.     Changes in Securities

     During the period covered by this report, we issued a total of 50,000 shares of our Series A Convertible Preferred Stock that were not registered under the Securities Act of 1933. The shares were sold for cash in a private placement during the month of March 2004. These securities were offered through our officers and directors to a limited number of individuals and entities with whom they were familiar.

     All of these shares were issued in transactions exempt from the registration requirements of the 1933 Act by virtue of Section 4(2) and Rule 506 under Regulation D. We reasonably believed at the time of the transaction that all of the purchasers were accredited investors with the meaning of Rule 501 of Regulation D and that each had such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of the investments. Also, the certificates representing the shares were embossed with restrictive legends and the recipients understood that the shares would be restricted from transfer. No commission was paid in any transaction, as we issued the shares directly.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: The following exhibits are filed with this report:

          31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

          31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

          32. Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             New Frontier Energy, Inc.


Date: July 20, 2004          By:  /s/ Paul G. Laird
                                  ---------------------------------
                                  Paul G. Laird, President


                             By:  /s/ Les Bates
                                  ----------------------------------
                                  Les Bates, Chief Financial Officer