Form 10QSB
period 2004-08-31
NEW FRONTIER ENERGY INC
filed 2004-10-20
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter ended August 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  _________   to  ________


                         Commission file number: 0-50472

                            NEW FRONTIER ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                    84-1530098
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  5632 S. Spotswood Street, Littleton, CO 80120
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (303) 730-9994
                           ---------------------------
                           (Issuer's telephone number)


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

As of October 14, 2004, 3,194,451 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at August 31, 2004         1

            Consolidated Statements of Operations (unaudited)
            for the three months ended August 31, 2004 and 2003               2

            Consolidated Statements of Operations (unaudited)
            for the six months ended August 31, 2004 and 2003                 3

            Consolidated Condensed Statements of Cash Flows
            (unaudited) for the six months ended
            August 31, 2004 and 2003                                          4

            Notes to Consolidated Financial Statements (unaudited)            5

Item 2.     Management's Discussion and Analysis                              8

Item 3.     Controls and Procedures                                          14

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                14

Item 2.     Changes in Securities                                            14

Item 3.     Defaults Upon Senior Securities                                  14

Item 4.     Submission of Matters of a Vote of Security Holders              14

Item 5.     Other Information                                                15

Item 6.     Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                   15

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004
                                   (UNAUDITED)



                                     ASSETS
CURRENT ASSETS
      Cash                                                             $   201,196
      Accounts receivable, trade                                               505
      Production payment receivable, net                                    32,898
      Prepaid expenses                                                       7,241
                                                                       -----------
            Total current assets                                           241,840
                                                                       -----------

PROPERTY AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $93,164                                               2,843,864

OTHER ASSETS                                                                   508
                                                                       -----------

                                                                       $ 3,086,212
                                                                       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                 $   162,923
      Dividends payable                                                      5,178
      Accrued expenses                                                     101,282
      Note payable                                                         568,527
                                                                       -----------
            Total current liabilities                                      837,910
                                                                       -----------


STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                  50
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,194,451 shares issued and outstanding                           3,194
      Additional paid in capital                                         4,438,192
      Accumulated (deficit)                                             (2,193,134)
                                                                       -----------
                                                                         2,248,302
                                                                       -----------

                                                                       $ 3,086,212
                                                                       ===========



   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                      August 31,     August 31,
                                                         2004          2003
                                                      -----------   -----------
Operating revenues
       Oil and gas sales                              $     7,033   $     6,258
                                                      -----------   -----------

Operating expenses
       Exploration costs                                   12,560         1,480
       Lease operating expenses                             5,071         9,639
       General and administrative                         111,143       124,485
       Depreciation, depletion and amortization             5,742        10,275
                                                      -----------   -----------
            Total operating expenses                      134,516       145,879
                                                      -----------   -----------

(Loss) from operations                                   (127,483)     (139,621)
                                                      -----------   -----------

Other income (expense)
       Gain (loss) on sale of assets                           --       (15,295)
       Interest income                                      1,448            --
       Interest expense                                    (5,117)       (5,620)
                                                      -----------   -----------
            Total other income (expense)                   (3,669)      (20,915)
                                                      -----------   -----------

(Loss) before income taxes                               (131,152)     (160,536)

Income taxes
       Current                                                 --            --
       Deferred                                                --            --
                                                      -----------   -----------
                                                               --            --
                                                      -----------   -----------

Net (loss)                                            $  (131,152)  $  (160,536)

Preferred stock dividends                                 (12,698)           --
                                                      -----------   -----------

Net (loss) attributable to common shareholders        $  (143,850)  $  (160,536)
                                                      ===========   ===========

Net (loss) per common share
       Basic and diluted                              $     (0.04)  $     (0.05)
                                                      ===========   ===========

Weighted average shares outstanding
       Basic and diluted                                3,194,451     3,194,451
                                                      ===========   ===========




   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Six Months Ended
                                                       August 31,    August 31,
                                                          2004         2003
                                                      -----------   -----------
Operating revenues
       Oil and gas sales                              $    10,355   $    11,780
                                                      -----------   -----------

Operating expenses
       Exploration costs                                   29,488         9,060
       Lease operating expenses                             5,284        12,233
       General and administrative                         233,149       199,449
       Depreciation, depletion and amortization             8,496        30,937
                                                      -----------   -----------
            Total operating expenses                      276,417       251,679
                                                      -----------   -----------

(Loss) from operations                                   (266,062)     (239,899)
                                                      -----------   -----------

Other income (expense)
       Gain (loss) on sale of assets                           --       (15,295)
       Interest income                                      2,978            --
       Interest expense                                    (9,257)      (13,427)
                                                      -----------   -----------
            Total other income (expense)                   (6,279)      (28,722)
                                                      -----------   -----------

(Loss) before income taxes                               (272,341)     (268,621)

Income taxes
       Current                                                 --            --
       Deferred                                                --            --
                                                      -----------   -----------
                                                               --            --
                                                      -----------   -----------

Net (loss)                                            $  (272,341)  $  (268,621)

Preferred stock dividends                                 (20,712)           --
                                                      -----------   -----------

Net (loss) attributable to common shareholders        $  (293,053)  $  (268,621)
                                                      ===========   ===========

Net (loss) per common share
       Basic and diluted                              $     (0.09)  $     (0.08)
                                                      ===========   ===========

Weighted average shares outstanding
       Basic and diluted                                3,194,451     3,194,451
                                                      ===========   ===========





   See accompanying notes to the unaudited consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months Ended
                                                               August 31,  August 31,
                                                                  2004       2003
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash (used in) operating activities                   $(126,815)  $(324,902)
                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                     --     375,000
     Advances to officers                                             --     (19,500)
     Disposition of property, net                                     --      37,008
     Purchase of property and equipment                         (174,589)    (36,439)
                                                               ---------   ---------

       Net cash provided by (used in) by investing activities   (174,589)    356,069
                                                               ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of notes payable                                    (33,550)   (112,382)
     Proceeds from notes payable                                 250,000          --
     Issuance of preferred stock for cash                        250,000          --
     Preferred stock dividends paid                              (15,534)         --
     Repayment of employee advances                               10,000          --
     Operating advances from former parent                            --     117,371
                                                               ---------   ---------

       Net cash provided by financing activities                 460,916       4,989
                                                               ---------   ---------

INCREASE (DECREASE) IN CASH                                      159,512      36,156

BEGINNING BALANCE                                                 41,684          88
                                                               ---------   ---------

ENDING BALANCE                                                 $ 201,196   $  36,244
                                                               =========   =========

Cash paid for interest                                         $  11,468   $  10,642
                                                               ---------   ---------

Supplemental schedule of non-cash investing and
    financing activities:
       Contribution to capital by parent                       $      --   $ 115,766
                                                               =========   =========





   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Business

          New Frontier Energy, Inc. ("New Frontier") or the "Company" was incorporated January 7, 2000 under the laws of Colorado. The Company engages principally in the exploration, development and production of oil and gas, which is mainly in Wyoming and Colorado. Effective June 20, 2001 the Company acquired 100% of Skyline Resources, Inc. ("Skyline").

          Effective February 6, 2002, Wyoming Oil & Minerals, Inc. ("Wyoming") completed a share exchange with the Company. Under the terms of the share exchange, the shareholders of the Company surrendered their shares in exchange for shares of Wyoming, and the Company became a wholly owned subsidiary of Wyoming.

          On June 30, 2003, Wyoming's Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier. The dividend was paid in the form of one share of New Frontier's $0.001 par value common stock (the "Common Stock") for every four shares of common stock of Wyoming. New Frontier filed a Form SB-2 registration statement to register its Common Stock issued as a dividend and the Securities and Exchange Commission declared the registration statement effective on April 13, 2004. Shareholders of record of Wyoming as of the close of business on June 30, 2003, the record date, were issued a certificate representing the shares in New Frontier.

          Prior to June 30, 2003, the Company was a wholly owned subsidiary of Wyoming. The financial statements presented for the six and three months periods ended August 31, 2003 include only the accounts of New Frontier and its subsidiary, Skyline.

       Principles of Consolidation
       ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

       Unaudited Statements
       --------------------

          The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2004 included in the Company's annual report on Form 10-KSB filed with Securities and Exchange Commission on June 16, 2004.

       Reclassifications
       -----------------

          Certain amounts reported in the Company's financial statements for the six months ended August 31, 2003 have been reclassified to conform to the current period presentation.


2.   NOTES PAYABLE
     -------------

     On August 30, 2004, the Company entered into a loan with a shareholder pursuant to which the Company borrowed $250,000 (the "Loan"). The Loan is evidenced by a promissory note (the "Note") dated August 30, 2004 issued by the Company to the shareholder Interest on the principal amount of the Note accrues at a rate of 18% per annum and is payable monthly commencing on October 1, 2004. The principal amount of the Note and any accrued and unpaid interest is due and payable upon the earlier of (i) receipt of $2,000,000 in equity financing or (ii) August 31, 2005. The Company may prepay the Note in whole or in part at any time without penalty.

     In connection with the Loan, the Company agreed to amend certain terms of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") previously issued to the shareholder. The changes consist of an increase in the number of stock purchase warrants to purchase the Company's shares of Common Stock from 6,250 shares to 75,000 shares. The specific terms relative to the exercise price and term of the warrant have not yet been determined. In the event the Company does not redeem the Preferred Stock, The shareholder has the right to convert said Preferred Stock to Common Stock in a manner identical to the terms and conditions being offered in a contemplated equity financing arrangement.

     The Company agreed to collateralize the Loan by causing the Company's wholly owned subsidiary, Skyline Resources, Inc. to grant a security interest in its interest in the Albert and Evelyn Robidoux Oil and Gas Mineral Lease located in Moffat County, Colorado. As additional consideration for the Loan, the Company issued a stock purchase warrant to the shareholder for the right to purchase an aggregate of seventy five thousand (75,000) shares of its Common Stock. The specific terms of the warrant have not yet been defined and accordingly, the value of the warrant cannot be calculated in accordance with the Black Scholes pricing model.

     In July 2004, the Company negotiated a waiver of the payment of principal in connection with its bank note in the amount of $35,258 which was due June 15, 2004. The Company paid $5,600 in accrued interest to that date. The terms and conditions of the loan remain the same.

3.   STOCKHOLDERS' EQUITY
     --------------------

     Reverse Split
     -------------

     On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of Common Stock to stockholders of record in order to facilitate the marketability and liquidity of the common stock based on the current market conditions and other relevant factors. All share and per share amounts have been retroactively restated.

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of the Series A Preferred Stock. The issue price of the Series A Preferred Stock is $5.00 per share ("Issue Price.") The holders of the Series A Preferred Stock are entitled to receive cash dividends at the annual rate equal to 18% of the $5.00 issue price per share or $.90 per share, payable monthly, in arrears. Dividends on each share of Preferred Stock begin to accrue and accumulate from the date of original issuance of such shares. The Series A Preferred Stock is non-voting and in the event of liquidation, dissolution or winding up of the Company is entitled to receive, out of the assets of the Company available for distribution to stockholders, an amount equal to the Issue Price plus accumulated and unpaid dividends before the distribution of assets is made to the holders of Common stock or of any other class of capital stock of the Company ranking junior to the Series A Preferred Stock as to liquidation.

     At any time on or after October 13, 2004, each holder of shares of Series A Preferred Stock may, at his or her option, convert any or all such shares (in minimum increments of 10,000 shares per exercise, if for less than all shares owned), into fully paid and non-assessable shares of Common Stock. Shares of Series A Preferred Stock are convertible in a manner identical to the terms and conditions that will be offered in a contemplated equity financing arrangement, if consummated. Because the terms and conditions in a future equity financing arrangement have yet to be established, the board of directors have not yet amended the Company's Articles of Incorporation to reflect the amended terms of the Series A Preferred Stock.

     The Company may, at its option, from time to time redeem the whole or any part of the Series A Preferred Stock, and the redemption price shall be equal to the Issue Price of the shares so redeemed, plus the amount of unpaid accumulated dividends, if any, to the date of such redemption.

     The Company has paid cash dividends in the amount of $15,534 and accrued $5,178 through the six months ended August 31, 2004. Accrued dividends were paid in September 2004.

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company paid $9,000 and $4,500 during the six months and three months ended August 31, 2004 respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $6,000 and $3,000 for geological consulting during the six months and three months ended August 31, 2004 respectively.

5.   GOING CONCERN
     -------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,193,134, has a working capital deficit of $596,070, and is reliant on raising capital to consummate its business plan.

     The Company's ability to continue as a going concern is dependent upon its ability to secure financing and attain profitable operations. The Company is pursuing financing for its operations and working towards realizing sales from its oil and gas interests.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6.   SUBSEQUENT EVENTS
     -----------------

     Subsequent to August 31, 2004, the Company entered into an agreement with an unrelated party to sell the production payment receivable carried at $32,898 for $30,000 incurring a loss of $2,898. The Company also paid a retainer in the amount of $30,000 to an investment banking firm.


Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Forward Looking Information

     Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein.

     The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB and the following:

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

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 29, 2004, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2004.

Current Situation

     We currently own an interest in two oil and gas prospects, each of which are undeveloped. The Slater Dome Prospect consists of 29,200 gross acres and is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. Our plan of operation is to complete exploration and development of the Slater Dome/Coal Bank Draw Prospect, commence production from that property and evaluate opportunities to acquire interests in other oil and gas properties.

     New Frontier Energy, together with the other working interest owners, drilled one well approximately one mile from the existing wells during this fiscal period costing approximately $62,500 to the Company's interest. The well is completed and shut in awaiting further testing and the completion of the gathering pipeline. The Company anticipates participation in drilling ten additional coalbed methane wells in 2005, which are estimated to cost $900,000 to our interest, as well as implementing an extensive seismic survey and exploration program over the approximate 29,200 gross acre leasehold at Slater Dome. We believe that these additional wells are necessary to further develop the prospect and fully exploit the estimated reserves. We are seeking additional financing to further develop the prospect and participate in the gathering pipeline to deliver those reserves to the market. If we are successful in that endeavor, we believe the production will be more than sufficient to remedy the deficit in working capital and provide additional resources for acquisition, exploration and development of additional properties. If we are unsuccessful, we may be forced to sell additional stock or our interest in the Slater Dome/Coal Bank Draw Prospect to continue in operation.

     Currently there is no gathering pipeline available to transport the Company's gas; however significant progress is being made to resolve that problem. The company is working with an independent pipeline company to construct the pipeline gathering system, which will allow the Company to move into the production phase. The 20-mile gas gathering line will transport the Company's natural gas from Slater Dome to a Questar transportation line in Baggs, Wyoming. The pre-construction process of the line is well under way. The acquisition of the right-of-way's is 90% completed. The gathering line route has been staked and pipeline engineering, environmental permitting and additional fieldwork is continuing. Subsequent to completion of the pre-construction process, it is anticipated the physical construction of the line will be completed in 60 days. New Frontier Energy is anticipating the sale of natural gas in early 2005.

     The Company is evaluating the rescission of the payment of dividends because the Company has been advised by its counsel that the Company's payment of dividends during its inability to pay its debts as they become due in the usual course of business may be in contravention of Colorado law, the Company's state of incorporation.

Changes in Results of Operations: Three months ended August 31, 2004 compared to three months ended August 31, 2003

     For the three months ended August 31, 2004, we reported a net loss of $131,352, or $0.04 per share, on revenue of $7,033. This compares to a net loss of $160,536, or $.05 per share, on revenue of $6,258, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we begin producing gas from the Slater Dome Prospect.

     Exploration costs were $12,560 for the three months ended August 31, 2004 compared with $1,480 for the comparable period in 2003, an increase of $11,080, or 748.65%. The primary source of the increase is attributable to an increase in delay rentals. The delay rentals increased because a third party had an option on the Nucla prospect and was paying the rentals in connection with the option in 2003.

     Lease operating expenses were $5,071 for the three months ended August 31, 2004 compared with $9,639, a decrease of $4,568. The decrease is a result of a change in the properties being operated; in 2004 the only properties with expenses was Slater Dome while we had additional properties in Wyoming in the comparable period in 2003.

     General and administrative expenses were $111,143 for the three months ended August 31, 2004, compared to $124,485 for the three months of the prior period, a decrease of $13,342, or 10.72%. The following summarizes the changes in the various categories of general and administrative expenses:

                                                                   2004 Over
                                                                    (Under)
             Category                          2004       2003       2003
       ----------------------------------------------------------------------
       Salaries                            $  63,747  $  70,248   $  (6,501)
       Professional fees                      22,901     30,848      (7,946)
       Office Rent                             5,760      1,776       3,984
       Filing fees, shareholder relations      2,964      2,456         508
       Travel                                  6,938      2,234       4,704
       Telephone                               2,440      1,355       1,084
       Vehicle expenses                           --      2,844      (2,844)
       Benefits                                   --      2,308      (2,308)

       Other                                   6,393     10,416      (4,023)
                                           ---------  ---------   ---------
                                           $ 111,143  $ 124,485   $ (13,342)
                                           =========  =========   =========


Salaries decreased $6,501, principally because Company renegotiated certain of the employee compensation packages to a lesser amount of compensation. Professional fees decreased $7,946 because in 2003, the Company's subsidiary was involved as a third party defendant in litigation that was dismissed later in the fiscal year ended February 28, 2004. Filing fees and shareholder relations increased $508 and a normal fluctuation. Travel increased by $4,704 because the Company has been spending more time at the Slater Dome area compared with the prior period. The increase in telephone expense of $1,084 is a result of increased activity. Vehicle expense decreased $2,305 compared with last year because the Company's autos were sold in the prior fiscal year. Benefits to employees decreased by $2,308 because the Company does not provide health insurance to its employees in 2004 while it did in the prior period. Other expenses decreased by a net $4,023 over the comparable period in 2003. Management believes that such fluctuations are considered normal in the ordinary course of business.

     Depreciation, depletion and amortization was $5,742 in the three months ended August 31, 2004 compared with $10,275, a decrease of $4,533, or 44.12%. While the revenues from production have remained relatively constant, the production quantities that comprise the basis for the depletion calculation have decreased; accordingly, depletion, based on units of production has decreased.

     The Company incurred $15,295 in losses on the disposition of vehicles sold to former officers in 2003; the Company as not disposed of any assets in 2004.

     Interest income was $1,448 in the three months ended August 31, 2004 compared with $0 in 2003. The increase arises from the accretion of the value of the production payment receivable.

     Interest expense was $5,117 in the three months ended August 31, 2004 compared with $5,620 in 2003 or a decrease of $503. The decrease is considered normal in the ordinary course of business.

     The Company charged dividends on the Series A Convertible Preferred Stock in the amount of $12,698 to the loss attributable to common shares. The Preferred Stock was issued in 2004 and not present in 2003.


Changes in Results of Operations: Six months ended August 31, 2004 compared to six months ended August 31, 2003

     For the six months ended August 31, 2004, we reported a net loss of $272,341, or $0.09 per share, on revenue of $10,355. This compares to a net loss of $268,621, or $.08 per share for the comparable period of the previous fiscal year. We expect to incur losses until such time as we begin producing gas from the Slater Dome Prospect.

     Revenues for the six months ended August 31, 2004 were $10,355 compared with $11,780 for the comparable period the in 2003, or a 12.10% decrease. Our only producing properties are those in which we have an overriding royalty interest and the change is considered normal in the ordinary course of business.

     Exploration costs were $29,488 for the six months ended August 31, 2004 compared with $9,060 for the comparable period in 2003, an increase of $20,428, or 225.47%. The primary source of the increase is delay rentals in the amount of $17,816, geologic consulting and other exploration expenditures in the amount of $6,280 offset by a decrease in dry hole costs of $3,669. The delay rentals increased because a third party had an option on the Nucla prospect and was paying the rentals in connection with the option in 2003. The geologic expenses increased because we are developing the Slater Dome prospect. Dry hole expenses decreased because the Company did not participate in drilling any dry holes in the period ended in 2004 compared to 2003.

     Lease operating costs, which were $5,284 in the first six months of 2004 as compared to $12,233 for the comparable period in 2003, a decrease of $6,949, or 56.81%. Our net operating expenses decreased because we owned wells in Wyoming in 2003, which were sold in the last fiscal year ended February 29, 2004. Those wells generated operating expenses of $10,588 compared with the operating expenses of wells at Slater Dome in the amount of $3,960 in the current period.

     General and administrative expenses were $233,149 for the first six months of this fiscal period, compared to $199,499 for the first six months of the prior period, an increase of $33,700, or 16.90%. The following summarizes the major components of the change in tabular form:

                                                                2004 Over
                                                                 (Under)
                   Category                   2004      2003      2003
       -----------------------------------------------------------------
       Salaries                            $127,494  $106,498  $ 20,996
       Professional fees                     57,167    54,001     3,166
       Office Rent                           11,520     3,255     8,265
       Filing fees, shareholder relations     7,206     2,956     4,251
       Travel                                 6,628     2,101     4,527
       Telephone                              8,458     2,905     5,552
       Vehicle expenses                          --     5,263    (5,263)
       Benefits                                  --     4,624    (4,624)
       Other                                 14,676    17,846    (3,170)
                                           --------  --------  --------
                                           $233,149  $199,449  $ 33,700
                                           ========  ========  ========


The most significant increase in our general and administrative expenses was salaries, which increased approximately $20,996 during the first six months of this fiscal year. Professional fees increased $3,166 over the comparable period in 2003, and such increase is considered normal under the circumstances. Rent increased by $8,264 over the comparable period in 2003 because the Company has additional office space. Filing fees and related shareholder relations increased $4,251; compared with the same period last year, principally because the Company is a reporting entity where it was a subsidiary of Wyoming Oil & Minerals, Inc. in the prior year. Travel increased by $4,527 because the Company has been spending more time at the Slater Dome area compared with the prior period. Vehicle expense decreased $5,263 for the first six months of this year compared with last year because the Company's autos were sold in the prior fiscal year. Benefits to employees decreased by $4,624 because the Company does not provide health insurance to its employees in 2004 while it did in the prior period. Other expenses decreased by a net $3,170 over the comparable period in 2003; Management believes that such fluctuations are considered normal in the ordinary course of business.

     Depreciation, depletion and amortization decreased by $22,441, or 72.54%, in the first six months of this fiscal year compared to the first six months of last year. While the revenues from production have remained relatively constant, the production quantities that comprise the basis for the depletion calculation have decreased; accordingly, depletion, based on units of production has decreased.

     The Company incurred $15,295 in losses on the disposition of vehicles sold to former officers in 2003; the Company has not disposed of any assets in 2004.

     Interest income was $2,978 in the first six months of 2004 compared with $0 in 2003. The increase arises from the accretion of the value of the production payment receivable.

     Interest expense was $9,257 for the first six months ended August 31, 2004 compared to $13,427 for the comparable period in 2003, a decrease of $4,170, or 31.06%. The decrease is a direct result of payments on notes payable principal of approximately $101,150 from the balance outstanding at August 31, 2003.

     The Company charged dividends on the Series A Convertible Preferred Stock in the amount of $20,712 to the loss attributable to common shares. The Preferred Stock was issued in 2004 and not present in 2003.

Liquidity and Capital Resources

     At August 31, 2004, we had a deficit in working capital of ($596,070), consisting of current assets of $241,840 and current liabilities of $837,910. Our working capital deficit at August 31, 2004 increased by $393,355 from fiscal year end February 29, 2004; the principal reason for the change is increase in current notes payable because the balloon payment in the amount of $215,140 is classified as current during the current fiscal year together with an increase in notes payable in August 2004 in the amount of $250,000. Because of the deficit in working capital, the Company is still dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to continue in operations over the long term.

     We will likely solicit additional capital in the future in the form of equity to finance drilling of our share of the ten (10) wells expected to be drilled at Slater Dome in the spring of 2005, any additional capital necessary to finance our share of construction of the gas pipeline, and to provide capital for other lease acquisitions. Management believes, due to the potential reserves and location of our property, trends in natural gas prices and the domestic supply of natural gas, that we will be successful in our fund raising efforts. However, we have no commitments or contracts at present and in the event we are unable to obtain such financing, we may be forced to sell a portion of our interest in the Slater Dome Prospect.

     Based on our working capital deficit, we are dependent on the receipt of additional capital and obtaining profitable operations to continue operations.

     Current assets increased $183,472 or approximately 315.62%, between year-end February 29, 2004 and August 31, 2004. Cash increased $159,512 during that time, or approximately 382.67% principally as a result of the proceeds from the note payable. The trade accounts receivable decreased $4,099 in the normal course of business. Employee receivables decreased $10,000 because of the employee repayment of advances. Prepaid expenses increased $5,441 because the Company prepaid expenses that were not completely amortized as of August 31, 2004. The production receivable, net of $32,898 has been reclassified to current assets at August 31, 2004

     Current liabilities increased $577,108, or approximately 221.28%, between year-end February 29, 2004 and August 31, 2004. The current portion of the long-term debt added a net increase of $181,590 which arose from reclassification of the long-term portion at the fiscal year end February 29, 2004 of $215,140 offset by a principal payment of $33,550 together with an increase in notes payable of $250,000. Accounts payable increased $148,792, or 1,053.10%; the principal reason for the increase is due to the costs associated with developing the Slater Dome prospect. The Company's costs associated with the development efforts had previously been borne by the operator of the property in accordance with the sale agreement entered into in fiscal 2003. The Company had a carried interest of $500,000, which was completely used in July 2004. Accrued expenses decreased $8,452, or 7.7%. The principal components of the decrease are an increase in accrued compensation of $42,500, a decrease in accrued expenses in the amount of $20,000 incurred in connection with the disposition of two of the Company's working interest properties during the fiscal year ended February 29, 2004, combined with a net decrease in other miscellaneous accruals in the amount of $14,048.

     Capital Requirements. In addition to the capital necessary to develop our existing properties and acquire additional properties, we also require immediate cash for production, general and administrative expenses and retirement of debt. We are negotiating with several parties in an effort to acquire additional capital.

Item 3.  Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Paul G. Laird, the Company's Chief Executive Officer and Les Bates, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2004. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-QSB. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Chief Executive Officer and Chief Financial Officer carried out the evaluation.


                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Changes in Securities.

               None

Item 3.  Defaults Upon Senior Securities.

               None

Item 4.  Submission of Matters of a Vote of Security Holders.

               None

Item 5.  Other Information.

               None

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

     (b)  Reports on Form 8-K:

            August 30, 2004 Material Definitive Agreement



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    New Frontier Energy, Inc.


Date: October 20, 2004              By:  /s/ Paul G. Laird
                                         --------------------------------------
                                             Paul G. Laird, President


                                    By:  /s/ Les Bates
                                         --------------------------------------
                                             Les Bates, Chief Financial Officer