Form 10QSB
period 2004-11-30
NEW FRONTIER ENERGY INC
filed 2005-01-18
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended November 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                to
                                     -------------    --------------

                         Commission file number: 0-50472


                            NEW FRONTIER ENERGY, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                    84-1530098
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                       P.O. Box 298, Littleton, CO 80160
                     --------------------------------------
                    (Address of principal executive offices)


                                 (303) 730-9994
                            -------------------------
                           (Issuer's telephone number)


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

As of January 13, 2005, 3,254,451 shares of common stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]   No [X]
                                                    ---      ---

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet (unaudited) at November 30, 2004         1

           Consolidated Statements of Operations (unaudited) for the three
           months ended November 30, 2004 and 2003                             2

           Consolidated Statements of Operations (unaudited) for the nine
           months ended November 30, 2004 and 2003                             3

           Consolidated Condensed Statements of Cash Flows (unaudited)
           for the nine months ended November 30, 2004 and 2003                4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis                               10

Item 3.    Controls and Procedures                                            16

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities                                              17

Item 3.    Defaults Upon Senior Securities                                    17

Item 4.    Submission of Matters of a Vote of Security Holders                17

Item 5.    Other Information                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18



                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $    30,030
      Accounts receivable, trade                                              1,375
      Prepaid expenses                                                       18,587
                                                                        -----------
            Total current assets                                             49,992
                                                                        -----------

PROPERTY AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $98,090                                                3,144,084
                                                                        -----------

OTHER ASSETS
      Other                                                                  45,281
                                                                        -----------
                                                                             45,281
                                                                        -----------

                                                                        $ 3,239,357
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $   507,875
      Dividends payable                                                      12,575
      Accrued expenses                                                       72,064
      Note payable                                                          533,220
                                                                        -----------
            Total current liabilities                                     1,125,734
                                                                        -----------


STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                   50
         Series B Convertible, 36,036 shares authorized
         none issued                                                             --
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,254,451 shares issued and outstanding                            3,254
      Additional paid in capital                                          4,491,132
      Accumulated (deficit)                                              (2,380,813)
                                                                        -----------
                                                                          2,113,623
                                                                        -----------

                                                                        $ 3,239,357
                                                                        ===========



   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                  November 30,   November 30,
                                                     2004           2003
                                                  -----------    -----------
Operating revenues


       Oil and gas sales                          $     8,025    $     5,626
                                                  -----------    -----------

Operating expenses
       Exploration costs                               12,600         28,226
       Lease operating expenses                        64,719          6,867
       General and administrative                      83,659        128,972
       Impairment loss                                     --         45,000
       Depreciation, depletion and amortization         4,963          2,808
                                                  -----------    -----------
            Total operating expenses                  165,941        211,873
                                                  -----------    -----------

(Loss) from operations                               (157,916)      (206,247)
                                                  -----------    -----------

Other income (expense)
       Gain (loss) on sale of assets                   (1,606)            19
       Interest income                                    484             47
       Interest expense                               (17,421)        (4,944)
                                                  -----------    -----------
            Other income (expense), net               (18,534)        (4,878)
                                                  -----------    -----------

(Loss) before income taxes                           (176,459)      (211,125)

Income taxes
       Current                                             --             --
       Deferred                                            --             --
                                                  -----------    -----------
                                                           --             --
                                                  -----------    -----------

Net (loss)                                        $  (176,459)   $  (211,125)

Preferred stock dividends                             (11,220)            --
                                                  -----------    -----------

Net (loss) attributable to common shareholders    $  (187,679)   $  (211,125)
                                                  ===========    ===========

Net (loss) per common share
       Basic and diluted                          $     (0.06)   $     (0.07)
                                                  ===========    ===========

Weighted average shares outstanding
       Basic and diluted                            3,218,451      3,194,451
                                                  ===========    ===========





   See accompanying notes to the unaudited consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                     November 30,   November 30,
                                                         2004           2003
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $    18,380    $    17,406
                                                     -----------    -----------

Operating expenses
       Exploration costs                                  42,088         37,286
       Lease operating expenses                           70,003         19,100
       General and administrative                        316,808        328,421
       Impairment loss                                        --         45,000
       Depreciation, depletion and amortization           13,459         33,745
                                                     -----------    -----------
            Total operating expenses                     442,358        463,552
                                                     -----------    -----------

(Loss) from operations                                  (423,978)      (446,146)
                                                     -----------    -----------

Other income (expense)
       Gain (loss) on sale of assets                      (1,606)       (15,276)
       Interest income                                     3,462             47
       Interest expense                                  (26,678)       (18,371)
                                                     -----------    -----------
            Other income (expense), net                  (24,822)       (33,600)
                                                     -----------    -----------

(Loss) before income taxes                              (448,800)      (479,746)

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                           $  (448,800)   $  (479,746)

Preferred stock dividends                                (31,932)            --
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (480,732)   $  (479,746)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.15)   $     (0.15)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,202,334      3,194,451
                                                     ===========    ===========




   See accompanying notes to the unaudited consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                 November 30,   November 30,
                                                                    2004           2003
                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                   $(448,800)     $(479,746)
    Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization                  13,459         33,745
          Loss on disposition of assets                                 --         15,276
          Impairment of production payment receivable                   --         45,000
          Accretion of interest on production payment               (3,381)            --
          (Increase) decrease in assets:
            Accounts receivable                                      3,229          7,745
            Accounts receivable, other                                  --          7,000
            Prepaid expense                                         (8,787)        (1,493)
          Increase (decrease) in liabilities:
            Accounts payable                                       493,746         (1,593)
            Accrued expenses                                         7,328       (206,089)
                                                                 ---------      ---------

       Net cash provided by (used in) in operating activities       56,794       (580,155)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                        --        375,000
    Advances from officers                                              --        (19,500)
    Other assets                                                     4,311            568
    Proceeds from disposition of production payment receivable      30,000             --
    Disposition of property, net                                        --         37,008
    Purchase of property and equipment                            (479,735)       (36,588)
                                                                 ---------      ---------

       Net cash provided by (used in) by investing activities     (445,424)       356,488
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                                       (68,857)      (146,450)
    Increase in notes payable                                      250,000          1,831
    Issuance of preferred stock and warrants for cash              250,000             --
    Series A preferred stock dividends paid                        (19,356)            --
    Repayment of employee advances                                  10,000             --
    Increase in other assets, deferred offering costs              (44,810)            --
    Payments to former parent                                           --       (224,129)
    Contributions to capital from former parent                         --        650,000
    Operating advances from former parent                               --        151,500
                                                                 ---------      ---------

       Net cash provided by financing activities                   376,977        432,752
                                                                 ---------      ---------

INCREASE (DECREASE) IN CASH                                        (11,654)       209,085

BEGINNING BALANCE                                                   41,684             88
                                                                 ---------      ---------

ENDING BALANCE                                                   $  30,030      $ 209,173
                                                                 =========      =========

Cash paid for interest                                           $  22,544      $  52,639
                                                                 ---------      ---------

Supplemental schedule of non-cash investing and
    financing activities:
       Issuance of common stock for accrued compensation         $  45,000      $      --
       Issuance of warrants                                      $   8,000      $      --
       Contribution to capital by parent                         $      --      $ 115,766



   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2004

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

     Prior to June 30, 2003, the Company was a wholly owned subsidiary of Wyoming. The financial statements presented for the nine and three months periods ended November 30, 2003 include only the accounts of New Frontier and its subsidiary, Skyline.

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

     Stock-based Compensation
     ------------------------

     The Company has elected to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123 and 148, "Accounting for Stock-Based Compensation".

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the nine months ended November 30, 2003 have been reclassified to conform to the current period presentation.

2.   EQUITY INCENTIVE PLAN
     ---------------------

     Stock Option Plan
     -----------------

     In October 2004, the Company granted 100,000 share options to each of three employees and a director exercisable at $0.75 per share pursuant to the stock option and stock grant plan. The Company's common stock was trading at $0.47 per share on the date of the grant. The options vest immediately and expire ten years from date of grant.

     The Company has accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No.123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options is 10 years, expected volatility of 74%, risk free interest rate of 4.2% and no dividend yield. The weighted average fair value for the options granted this period was approximately $0.35.

                                                        Three Months    Nine Months
                                                            Ended          Ended
                                                        November 30,   November 30,
                                                            2004           2004
                                                       -------------   -------------
       Net (loss) as reported                          $  (176,459)    $  (448,800)


       Preferred stock dividends                           (11,220)        (31,932)
                                                       -------------   -------------


       Net (loss) attributable to common shareholders     (187,679)       (480,732)

       Deduct:
            Total stock-based employee compensation
            determined under fair value based methods
            net of related tax effects                    (141,360)       (141,360)
                                                       -------------   -------------


       Pro forma net (loss)                            $  (329,039)    $  (622,092)
                                                       =============   =============

       Earnings per share:

            Basic and diluted as reported              $     (0.06)    $     (0.15)
                                                       =============   =============
            Basic and diluted  pro forma               $     (0.10)    $     (0.19)
                                                       =============   =============


3.   OTHER ASSETS
     ------------

     Other assets consist of deferred offering costs, organization expenses and deposits. In December 2004, the Company received gross proceeds of $780,000 from the sale of equity securities described in Note 9 below. Accordingly, deferred offering costs in the amount of $44,810 will be charged against paid-in capital in December 2004.

4.   NOTES PAYABLE
     -------------

     On August 30, 2004, New Frontier Energy, Inc. (the "Company") entered into a loan agreement with a shareholder pursuant to which the Company borrowed $250,000, at an interest rate of 18% per year, due on August 31, 2005 (the "Loan"). In connection with the Loan, the Company agreed to amend certain terms of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") previously issued to the shareholder. Effective November 9, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to amend the terms of the Series A Preferred Stock to rank in pari passu with respect to the payment of dividends and payments in the event of Liquidation with any shares of Series B Preferred Stock issued by the Company. The sole shareholder of the Series A Preferred Stock consented to the amendment of the terms of the Series A Preferred Stock.

     In connection with the Loan, the Company agreed to increase the number of stock purchase warrants to purchase the Company's shares of common stock issued in connection with the Series A Convertible Preferred Stock from 6,250 shares to 75,000 shares and to amend certain terms of the warrants. Also, the terms of the stock purchase warrants for 75,000 shares issued in connection with the Loan were not fixed at that time. Effective November 9, 2004, the Company entered into an agreement to amend the exercise price of the stock purchase warrants issued to the shareholder in connection with the Series A Preferred Stock from $2.68 to $1.50 per share, amended the term of the warrants to 3 years and amended the conversion price of the Series A Preferred Stock from $2.68 per share to $0.65 per share. Furthermore, the Company finalized the terms of the 75,000 common stock warrant issued in connection with the Loan to a three year term with an exercise price of $1.50 per share.

5.   STOCKHOLDERS' EQUITY
     --------------------

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

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of the Series A Preferred Stock. The issue price of the Series A Preferred Stock is $5.00 per share ("Issue Price.") The holders of the Series A Preferred Stock are entitled to receive cash dividends at the annual rate equal to 18% of the $5.00 issue price per share or $.90 per share, payable monthly, in arrears. Dividends on each share of Series A Preferred Stock begin to accrue and accumulate from the date of original issuance of such shares. The Series A Preferred Stock is non-voting and in the event of liquidation, dissolution or winding up of the Company is entitled to receive, out of the assets of the Company available for distribution to stockholders, an amount equal to the Issue Price plus accumulated and unpaid dividends before the distribution of assets is made to the holders of Common stock or of any other class of capital stock of the Company ranking junior to the Series A Preferred Stock as to liquidation.

     At any time on or after October 13, 2004, each holder of shares of Series A Preferred Stock may, at his or her option, convert any or all such shares (in minimum increments of 10,000 shares per exercise, if for less than all shares owned), into fully paid and non-assessable shares of Common Stock. Shares of Series A Preferred Stock are convertible into Common Shares at the rate of $0.65 per share.

     The Company may, at its option, from time to time redeem the whole or any part of the Series A Preferred Stock, and the redemption price shall be equal to the Issue Price of the shares so redeemed, plus the amount of unpaid accumulated dividends, if any, to the date of such redemption.

     The Company has paid cash dividends on the Series A Preferred Stock in the amount of $19,356 and accrued $12,575 through the nine months ended November 30, 2004.

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share The Series B Preferred is convertible into shares of common stock of the Company, par value $0.001, at the rate of $0.65 per Share. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears.

     Warrants
     --------

     The Company issued warrants to purchase 150,000 shares of its common stock in connection with the bridge loan (see note 4) and the issuance of the Series A Convertible Preferred Stock. The estimated fair value of these warrants is recorded at $16,000 and was determined using the Black - Scholes Model.

     The following table summarizes the warrants outstanding at November 30, 2004:

                                                               Number of Shares
          Date       Expiration       Price      Outstanding             Outstanding
         Issued         Date        Per Share     02/29/04     Issued      11/30/04
        ----------------------------------------------------------------------------
        09/14/00     03/15/05       $    4.00    20,833                    20,833

        03/14/01     03/14/05       $    4.00    16,250                    16,250
        08/31/04     02/01/08       $    1.50                  150,000    150,000
                                               -------------------------------------

                                                 37,083        150,000    187,083
                                               =====================================

6.   GAIN (LOSS) ON SALE OF ASSETS
     -----------------------------

     In September, 2004, the Company entered into an agreement with an unrelated party to sell the production payment receivable carried at $31,606 for $30,000 incurring a loss of $1,606.

7.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company paid $13,500 and $4,500 during the nine months and three months ended November 30, 2004 respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $9,000 and $3,000 for geological consulting during the nine months and three months ended November 30, 2004 respectively.

     In October 2004, the Company issued 60,000 shares of its $0.001 par value common stock to two of its directors in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003 when the directors were also the Company's operating officers. Market value of the Company's common stock on the date of issue was $0.47 per share. The difference between the market value of the stock and the accrued compensation was credited to additional paid-in capital.

8.   GOING CONCERN
     -------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,380,813, has a working capital deficit of $1,075,742, and is reliant on raising capital to consummate its business plan.

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

9.   SUBSEQUENT EVENTS
     -----------------

     On December 23, 2004, the Company held a closing on the sale, to accredited investors, of an aggregate of 60 investment units at a purchase price of $13,000 per Unit for gross proceeds of $780,000. Each Unit consists of: (i) $13,000 of 12% Series B Cumulative Convertible Preferred Stock, par value $0.001, convertible into 20,000 shares of the Company's $0.001 par value common stock at a price of $0.65 per share; and (ii) a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.50 per share.

     In December 2004, the Company together with the other working interest owners in the Nucla prospect granted an option for two years for the purpose of evaluating the prospect and conducting a seismic program. The consideration, net of costs, for the option approximates $15,100 to the Company's interest and the grantee will pay all lease rental obligations during the option period.

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

     o    The general state of the economy;

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

Current Situation

     We currently own an interest in two oil and gas prospects, neither of which is considered developed. The Nucla Prospect consists of approximately 40,000 gross acres on 28 different oil and gas leases in Montrose County, Colorado. The Nucla Prospect is owned with a number of independent third parties who have combined their acreage positions in this area in order to share costs and provide marketing skills in an effort to sell the acreage to one or more other third parties. Our participation in that acreage varies, on a lease-by-lease basis, between 20 and 30%. We do not intend to develop the Nucla prospect.

     The Slater Dome Prospect consists of 25,600 gross acres and is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. Our plan of operation is to complete exploration and development of the Slater Dome/Coal Bank Draw Prospect, commence production from that property and evaluate opportunities to acquire interests in other oil and gas properties.

     During this fiscal year, New Frontier Energy, together with the other working interest owners, drilled one well on the Slater Dome prospect approximately one mile from the existing wells, which cost approximately $126,433 to the Company's interest. The well is completed and shut in awaiting further testing and the completion of the gathering pipeline. The Company anticipates participation in drilling up to four additional coal bed methane wells in 2005, as well as implementing an extensive seismic survey and exploration program over the approximate 25,600 gross acre leasehold at Slater Dome. The Company had previously planned on participating in drilling 10 wells. However, at an exploration meeting in January 2005, the working interest owners determined that it was in their best interests to concentrate on a spring/summer seismic program and postpone drilling 6 wells until the seismic and drilling results are interpreted. The estimated cost to the Company's interest approximates $610,000. We believe that drilling these additional wells together with the seismic program is necessary to further develop the prospect and fully exploit the estimated reserves. We are seeking additional financing to further develop the prospect and participate in the gathering pipeline to deliver those reserves to the market. If we are successful in that endeavor, we believe the production will be sufficient to provide additional resources for acquisition, exploration and development of additional properties. If we are unsuccessful, we may be forced to seek additional financing or sell our interest in the Slater Dome/Coal Bank Draw Prospect to continue in operation.

     Currently there is no gathering pipeline available at Slater Dome to transport the Company's gas; however significant progress is being made to resolve that problem. The company is working with a pipeline company which is an affiliate of our President, to construct the pipeline gathering system, which will allow the Company to move into the production phase. The 20-mile gas gathering line will transport the Company's natural gas from Slater Dome to a Questar transportation line in Baggs, Wyoming. As of the date of this Quarterly Report, the construction process of the line is under way and approximately four miles of line has been laid. It is anticipated the physical construction of the line will be completed in early calendar 2005, depending on weather and other construction factors. New Frontier Energy is anticipating the sale of natural gas in early 2005.

     During the nine months ended November 30, 2004, the Company paid cash dividends on the Series A Preferred Stock in the amount of $19,356 and accrued $12,575. The Company is evaluating the rescission of the payment of dividends because the Company has been advised by its counsel that the Company's payment of dividends during its inability to pay its debts as they become due in the usual course of business may be in contravention of Colorado law, the Company's state of incorporation.


Changes in Results of Operations: Three months ended November 30, 2004 compared to three months ended November 30, 2003

     For the three months ended November 30, 2004, we reported a net loss attributable to common shareholders of $(187,679), or $(0.06) per share, on revenue of $8,025. This compares to a net loss attributable to common shareholders of $211,125, or $.07 per share, on revenue of $5,626, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we begin producing gas from the Slater Dome Prospect.

     Exploration costs were $12,600 for the three months ended November 30, 2004 compared with $28,226 for the comparable period in 2003, a decrease of $15,626, or 124%. The primary source of the decrease is attributable to dry hole expenses in the amount of $19,480 being charged to operations in 2003 and offset by an increase in delay rentals of $2,153 and other exploration expenditures of $1,701. The delay rentals increased because a third party had an option on the Nucla prospect and was paying the rentals in connection with the option in 2003.

     Lease operating expenses were $64,791 for the three months ended November 30, 2004 compared with $6,867, an increase of $57,852 or 89%. The principal increase is a result of dewatering the existing wells at Slater Dome in 2004 compared with the nominal costs of maintaining them while they were shut-in in 2003.

     General and administrative expenses were $83,659 for the three months ended November 30, 2004, compared to $128,972 for the three months of the prior period, a decrease of $45,313, or 54%. The following summarizes the changes in the various categories of general and administrative expenses:

                 Travel                                    2,435
                 Filing fees, shareholder relations        2,149
                 Office Rent                                 984
                 Other expenses                          (7,844)
                 Salaries                                (2,167)
                 Professional fees                      (40,870)
                                                     ------------
                                                      $   45,313
                                                     ============

Travel increased by $2,435 because the Company has been spending more time at the Slater Dome area compared with the prior period. Filing fees and shareholder relations increased $2,149 and office rent increased by $984; both considered normal fluctuations in the ordinary course of business. Other expenses decreased by a net $7,844 over the comparable period in 2003; management believes that such fluctuations are considered normal in the ordinary course of business. Salaries decreased $2,167, principally because Company renegotiated certain of the employee compensation packages to a lesser amount compared with the compensation in 2003. Professional fees decreased $40,870 because in 2003, the Company's subsidiary was involved as a third party defendant in litigation that was dismissed later in the fiscal year ended February 28, 2004.

     The Company evaluated the production payment receivable in 2003 and determined that there was impairment of the carrying value and accordingly, charged $45,000 to operations in the quarter ended November 30, 2003. No provisions for impairment were considered necessary in the quarter ended November 30, 2004.

     Depreciation, depletion and amortization was $4,963 in the three months ended November 30, 2004 compared with $2,808, an increase of $2,155, or 43%. While the revenues from production have remained relatively constant, the production quantities that comprise the basis for the depletion calculation have increased; accordingly, depletion, based on units of production has increased.

     The Company incurred a loss of $1,606 from the sale of the production payment receivable in 2004.

     Interest income was $448 during the three months ended November 30, 2004 compared with $47 during the same period in 2003. The increase arises from the accretion of the value of the production payment receivable.

     Interest expense was $17,421 in the three months ended November 30, 2004 compared with $4,994 in 2003, an increase of $12,477 or 72%. The increase is considered normal in the ordinary course of business considering that the Company's debt increased in 2004 combined with an increased cost of borrowing.

     The Company charged dividends on the Series A Convertible Preferred Stock in the amount of $11,220 to the loss attributable to common shares. The Preferred Stock was issued in 2004.

Changes in Results of Operations: Nine months ended November 30, 2004 compared to nine months ended November 30, 2003

     For the nine months ended November 30, 2004, we reported a net loss attributable to common shareholders of $(480,732), or $(0.15) per share, on revenue of $18,380. This compares to a net loss attributable to common shareholders of $(479,746), or $(0.15) per share for the comparable period of the previous fiscal year. We expect to incur losses until such time as we begin producing gas from the Slater Dome Prospect.

     Revenues for the nine months ended November 30, 2004 were $18,380 compared with $17,406 for the comparable period the in 2003, an increase of $974 or a 5% increase. Our only producing properties are those in which we have an overriding royalty interest and the change is considered normal in the ordinary course of business.

     Exploration costs were $42,088 for the nine months ended November 30, 2004 compared with $37,286 for the comparable period in 2003, an increase of $4,802 or 11%. The primary source of the increase is delay rentals in the amount of $19,970, geologic consulting and other exploration expenditures in the amount of $7,981 offset by a decrease in dry hole costs of $23,149. The delay rentals increased because a third party had an option on the Nucla prospect and was paying the rentals in connection with the option in 2003. The geologic expenses increased because we are currently concentrating on developing the Slater Dome prospect. Dry hole expenses decreased because the Company did not participate in drilling any dry holes during the nine months ended November 30, 2004, compared to the same period in 2003.

     Lease operating costs were $70,083 during the nine months ended November 30, 2004 as compared to $19,100 for the comparable period in 2003, an increase of $50,983 or 73%. Our operating expenses increased primarily as a result of beginning to dewater the wells at Slater Dome. The increase in operating expenses of wells at Slater Dome amount to $68,312 during the nine month period ended November 30, 2004, which is offset by a decrease in operating expenses of wells sold in the same period in 2003, the amount of $15,712, together with decreased miscellaneous production taxes and other expensed of $1,658.

     General and administrative expenses were $316,808 for the first nine months of this fiscal period, compared to $328,421 for the first nine months of the prior period, a decrease of $11,613, or 4%. The following summarizes the major components of the change in tabular form:

               Salaries                                18,829
               Travel                                   9,652
               Office Rent                              9,249
               Filing fees, shareholder relations       6,979
               Professional fees                      (37,704)
               Payroll taxes                          (11,687)
               Employee benefits                       (5,394)
               Other                                   (1,537)
                                                   ------------
                                                    $  11,613
                                                   ============

Salaries increased approximately $18,829 during the first nine months of this fiscal year compared with 2003, because the President and chief financial officer were not employed by the Company until June 2003. Travel increased by $9,652 of increased travel to the Slater Dome area compared with the prior period and administrative travel has increased. Rent increased by $8,264 over the comparable period in 2003 because the Company has additional office space. Filing fees with the Securities and Exchange Commission and shareholder relations increased $6,976 over 2003 because the Company has had shareholders for the full 2004 period as compared to only five months in the comparable period in 2003. Professional fees decreased $37,704 over the comparable period in 2003, primarily because the Company's subsidiary was involved in litigation as a third party defendant that was dismissed during the fiscal year ended February 28, 2004. Payroll taxes decreased $11,687 because the Company paid accrued salaries from prior periods in 2003 thereby increasing the payroll tax expense for 2003. Benefits to employees decreased by $5,394 because the Company does not provide health insurance to its employees in 2004 while it did in the prior period. Other expenses decreased by a net $1,537 over the comparable period in 2003; Management believes that such fluctuations are considered normal in the ordinary course of business.

     The Company evaluated the production payment receivable in 2003 and determined that there was impairment of the carrying value and accordingly, charged $45,000 to operations in the quarter ended November 30, 2003. No provisions for impairment were considered necessary in the quarter ended November 30, 2004.

     Depreciation, depletion and amortization decreased by $20,286, or 151%, in the first nine months of this fiscal year compared to the first nine months of last year. While the revenues from production have remained relatively constant, the production quantities that comprise the basis for the depletion calculation have decreased; accordingly, depletion, based on units of production has decreased by $11,470. Also, the Company disposed of vehicles in 2003 which caused the depreciation expense during 2003 as compared to 2004 to decrease by $8,816.

     The Company incurred $15,276 in losses on the disposition of vehicles sold to former officers in 2003;in 2004 the Company incurred a loss of $1,606 from the sale of the production payment receivable.

     Interest income was $3,462 in the first nine months of 2004 compared with $47 in 2003. The increase arises from the accretion of the value of the production payment receivable.

     Interest expense was $26,678 for the first nine months ended November 30, 2004 compared to $18,371 for the comparable period in 2003, an increase of $8,307, or 31%. The increase is a direct result of increased debt as compared to the outstanding debt at November 30, 2003 combined with an increased cost of borrowing.

     The Company charged dividends on the Series A Preferred Stock in the amount of $31,932 to the loss attributable to common shares. The Series A Preferred Stock was issued in 2004.

Liquidity and Capital Resources

     At November 30, 2004, we had a deficit in working capital of $1,075,742, consisting of current assets of $49,992 and current liabilities of $1,125,734. Our working capital deficit at November 30, 2004 increased by $873,028 from fiscal year end February 29, 2004. The principal reasons for the changes are an increase in current notes payable because the balloon payment in the amount of $215,140 is classified as current during the current fiscal year, an increase in notes payable in August 2004 in the amount of $250,000 together with an increase in accounts payable of approximately $493,746 arising from the development of the Slater Dome prospect. Because of the deficit in working capital, we are still dependent upon our ability to obtain capital from outside sources, as well as generate cash from operations, to continue operations over the long term.

     We will be dependent upon financing to drilling of our share of the four
(4) wells expected to be drilled at Slater Dome in the spring of 2005, our share of the seismic program, any additional capital necessary to finance our share of construction of the gas pipeline, and to provide capital for other lease acquisitions. Further, we require immediate cash for production, general and administrative expenses and retirement of debt. While we are optimistic that we will be successful in raising additional funds or funds from operations to meet our obligations, there can be no assurance that we will be successful in our fund raising efforts. However, we have no commitments or contracts at present and in the event we are unable to obtain such financing, we may be forced to sell a portion of our interest in the Slater Dome Prospect.

     Based on our working capital deficit, we are dependent on the receipt of additional capital and obtaining profitable operations to continue operations.

     Current assets decreased $8,096 or approximately 14%, between year-end February 29, 2004 and November 30, 2004. Cash decreased $11,564 during that time, or approximately 28%. The trade accounts receivable decreased $3,229 considered normal in the normal course of business. Employee receivables decreased $10,000 because of the repayment of advances. Prepaid expenses increased $16,787. The principal components of the increase were unamortized loan fees of $5,934, back up withholding from royalties in the amount of $1,680 and prepaid interest in the amount of $7,643 together with other prepaid expenses in the amount of $1,530.

     Current liabilities increased $864,932, or approximately 332%, between year-end February 29, 2004 and November 30, 2004. The current portion of the long-term debt added a net increase of $181,590 which arose from reclassification of the long-term portion of debt at the fiscal year end February 29, 2004 in the amount of $215,140 offset by a principal payment of $33,550 together with an increase in notes payable in the amount of $250,000. Accounts payable increased $493,746, or 3,495%, primarily as a result of the costs associated with developing the Slater Dome prospect. The Company's costs associated with the development efforts had previously been borne by the operator of the property in accordance with the sale agreement entered into in fiscal 2003. The Company had a carried interest of $500,000, which was completely used in July 2004. Accrued expenses decreased $37,672, or 34%, primarily as a result of a decrease in accrued compensation in the amount of $13,419, a decrease in accrued expenses in the amount of $20,000 incurred in connection with the disposition of two of the Company's working interest properties during the fiscal year ended February 29, 2004, and a net decrease in other miscellaneous accruals in the amount of $4,253. Accrued dividends increased $12,575 as a result of the issuance of the Company's Series A Preferred Stock.


Item 3.  Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Paul G. Laird, the Company's Chief Executive Officer and Les Bates, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2004. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-QSB. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Chief Executive Officer and Chief Financial Officer carried out the evaluation.


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

                  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 16, 2004, the Company issued 60,000 shares of its $0.001 par value common stock to two of its directors in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003 when the directors were also the Company's operating officers. The two directors were the only offerees in connection with this transaction and there were no commissions paid in connection with the issuance of the shares. The Company relied upon section 4(2) of the Securities Act of 1933, as amended for the issuance of the shares to the directors.

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

     (b)  Reports on Form 8-K:

          1. October 5, 2004 disclosing entering into a Material Definitive Agreement, Material Modification to Rights of Holders of our Series A Preferred Stock,

          2. November 17, 2004 disclosing entering into a Material Definitive Agreement, Unregistered Sales of Equity Securities; Material Modification to Rights of Holders of our Series A Preferred Stock; and Amendments to our Articles of Incorporation or Bylaws.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       New Frontier Energy, Inc.


Date: January 18, 2005            By:  /s/ Paul G. Laird
                                       --------------------------------------
                                           Paul G. Laird, President


                                  By:  /s/ Les Bates
                                       --------------------------------------
                                           Les Bates, Chief Financial Officer