Form 10KSB
period 2005-02-28
NEW FRONTIER ENERGY INC
filed 2005-06-03
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended February 28, 2005

                         Commission file number: 0-50472


                            NEW FRONTIER ENERGY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                       84-1530098
            ----------                                      ----------
   (State or other jurisdiction                      (I.R.S. Identification No.)
 of incorporation or organization)

 5632 S. Spotswood St., Littleton, Colorado                       80120
 -------------------------------------------                      -----
 (Address of principal executive offices)                       (Zip Code)

                                 (303) 730-9994
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenues for the fiscal year ended February 28, 2005 were $28,132.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 13, 2005 was approximately $3,263,009 based upon the last reported sale on that date.

The number of the Registrant's shares of common stock outstanding as of May 26, 2005 was 3,254,451.

DOCUMENTS INCORPORATED BY REFERENCE:

 None

 Transitional Small Business Disclosure Format:      [  ] Yes  [ X ] No

 TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
 PART I
 ------
     Item 1.   Description of Business                                         1

     Item 2.   Description of Property                                        19

     Item 3.   Legal Proceedings                                              21

     Item 4.   Submission of Matters to a Vote of Security Holders            21

 PART II
 -------
     Item 5.   Market for Common Equity and Related Stockholder Matters       21

     Item 6.   Management's Discussion and Analysis or Plan of Operation      22

     Item 7.   Financial Statements                                           33

     Item 8.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          33

     Item 8A.  Controls and Procedures                                        33

     Item 8B.  Other Information                                              33

 PART III
 --------
     Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act   33

     Item 10.  Executive Compensation                                         36

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   38

     Item 12.  Certain Relationships and Related Transactions                 40

     Item 13.  Exhibits                                                       41

     Item 14.  Principal Accountant Fees and Services                         41

 SIGNATURES                                                                   44

 Financial Statements                                                        F-1

 Notes to Financial Statements                                               F-6

 Additional Information

     Descriptions in this Report are qualified by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "Commission"). (See Item 13. Exhibits)

 FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

     o statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this Annual Report. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

     While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

 PART I


Item 1. Description of Business

 Background

     We were incorporated as Storagefinders.com under the laws of the State of Colorado on January 7, 2000. In March 2001, we changed our name to New Frontier Energy, Inc. ("New Frontier" and the "Company") and commenced operations in the oil and gas industry through the acquisition of all of the outstanding shares of Skyline Resources, Inc. ("Skyline"). Skyline was operated as our subsidiary through the close of business on February 28, 2005, at which time, it was merged into New Frontier.

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

     Our executive offices are located at 5632 S. Spotswood St., Littleton, Colorado 80120 and our telephone number is (303) 730-9994.

     Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us" or the "Company" refers to New Frontier Energy, Inc. and our wholly owned subsidiary, Skyline.

 Our Business

     We explore for, and develop, oil and natural gas. We have an interest in two principal properties, the Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Prospect"), and the Nucla Prospect, located in central Colorado (the "Nucla Prospect"). Each of these properties is undeveloped, which means they do not currently produce any oil or natural gas. The Slater Dome Prospect is operated by Cedar Ridge, LLC, ("Cedar Ridge"), an independent third party, while the Nucla Prospect is essentially dormant. We also own certain royalty interests in certain wells in the State of Wyoming other than in the Slater Dome Prospect. The Nucla Prospect is owned with a number of independent third parties who have combined their acreage positions in this area in order to share costs and provide marketing skills in an effort to sell the acreage to one or more other third parties. In December 2004, we and the other working interest owners in the Nucla prospect granted a two-year option to an independent third party who intends to evaluate the prospect and conduct a seismic program. The consideration, net of costs, for the option was $15,171 to our interest and the grantee will pay all lease rental obligations during the option period.

Slater Dome/Coal Bank Draw Prospect

     We acquired our interest in the Slater Dome Prospect in 2001, when we acquired Skyline Resources. Skyline Resources, in turn, acquired its interest in the Slater Dome Prospect in November 1998 from Energy Investments, Inc., a privately held, independent third party ("EI"). Skyline Resources paid approximately $245,000 for its interest in the property.

     In addition to the cash consideration paid to EI, Skyline Resources agreed to drill two test wells to test different formations on the property as part of the consideration paid for its interest in the Prospect. One of these wells was drilled and the other not, resulting in Skyline Resources forfeiting a portion of its interest in the property. The end result was that Skyline Resources owned a 50% interest in all formations to the base of the Mesa Verde/Top of the Mancos and forfeited its interest in deeper formations. In the fiscal year ended February 28, 2005, the Company acquired the interest in the deeper formations.

     Prior to Phillips Petroleum assuming operating control of this property, Skyline Resources drilled an exploratory well to test for gas. The well was tested by producing and flaring natural gas for a period of 30 days. Phillips Petroleum drilled six additional gas wells and one water disposal well on the prospect, but did not test these wells. Pursuant to the terms of the operating agreement, Skyline Resources paid its proportionate share of the cost of drilling these wells and earned a proportionate interest in each.

     Phillips Petroleum sold its interest in the property in 2002 and Skyline Resources exercised an option to acquire an additional 33.33% interest in the property, following which it owned a total of 66.67%.

     In an effort to diversify its holdings and obtain an operator experienced in coal bed methane development and production, WYOG caused Skyline Resources to sell an interest to Cedar Ridge. That transaction was completed March 27, 2003. Pursuant to the terms of the purchase and sale agreement between Skyline Resources and Cedar Ridge, Skyline Resources sold a 36.67% undivided working interest in its right, title and interest to most assets comprising the Slater Dome Prospect, including the following:

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

     Following this sale, Skyline Resources retained a 30% interest in the property. In April 2003, we sold Cedar Ridge a 36.67% working interest in the Slater Dome Prospect for $900,000, subject to certain conditions. Of the total purchase price, Cedar Ridge paid $400,000 at or before closing and the balance of $500,000 was credited by Cedar Ridge against our working interest in costs incurred through July 2004.

     Our interest in the Slater Dome Prospect is subject to an operating agreement dated February 28, 2003 between us, Cedar Ridge as the operator and Slaterdome Gas, Inc., the owner of a 33% interest in the Slater Dome Prospect (the "Operating Agreement"). Pursuant to that Operating Agreement, Cedar Ridge makes substantially all decisions affecting the exploration, development and operation of the Slater Dome Prospect.

     The primary drilling objective in the Slater Dome Prospect is the Lower Iles coal formation of the Mesa Verde Group at depths ranging from 700 to 3,200 feet. These coal sections are expected to have significant quantities of methane gas.

     A secondary objective consists of a group of sands that exist between the base of the Iles formation and the top of the Mancos shale. The Deep Creek Sand is the basal sand of this group. The Deep Creek Sand was productive in the Savery Field just north of the Slater Dome Prospect. However, there is no assurance that gas can be produced economically from the Slater Dome Prospect.

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas pipeline systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

 Natural Gas Gathering Pipeline

     Production of natural gas from the Slater Dome Prospect is contingent on the completion and operation of a natural gas gathering pipeline to transfer gas from the property to another existing gas pipeline. Prior to May 2005 there was no operating gathering pipeline available at the Slater Dome Prospect to transport our gas. However, Slater Dome Gathering, LLLP ("SDG"), an affiliate of our President, recently completed construction of a gathering pipeline to the Slater Dome Prospect. The 18-mile gas gathering line will transport the Company's natural gas from the Slater Dome Prospect to a Questar transportation line in Baggs, Wyoming. We anticipate the sale of natural gas in the second calendar quarter of 2005. Subsequent to February 28, 2005, we loaned $1,000,000 to SDG in connection with the construction of the Pipeline, which we converted into SDG Class A limited partnership interests. We will receive a minimum 30% limited partnership interest in SDG before payout and 25% after payout.

     In connection with the loan, the Corporation executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). The Partnership Agreement provides that distributions will be allocated (i) first, to Natural Resource Group Gathering, LLC, the General Partner of the Partnership (the "General Partner") in the amount of the Out of Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests) and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement) of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion.

     In addition to potentially providing a market for gas produced from the Slater Dome Prospect, the gathering pipeline system may also provide an additional source of revenue because we participate indirectly in the ownership through our investment in SDG. Gas produced from other owners and operators in the area around the Slater Dome Prospect can be transported through the gathering pipeline for a fee. The fee is customarily based on the amount of gas transported through the system. The attractiveness of a gas gathering pipeline system to other producers will depend on the amount of the fee and other alternatives for transporting gas to market. We have agreed to pay SDG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate our gas to the gathering pipeline.

Area of Mutual Interest

     Pursuant to the terms of a participation agreement dated March 24, 2003 we granted Cedar Ridge the option to participate in an area of mutual interest designated in proximity to the Slater Dome Prospect. The area of mutual interest consists of approximately 16,000 acres surrounding the existing leases and the deeper Niobrara rights on the existing leases. Pursuant to those terms, Cedar Ridge is entitled to direct negotiation to acquire additional acreage in the area of mutual interest. Each party, by paying its proportionate share of costs, will acquire an interest in that area equal to its interest in the existing Slater Dome Prospect. We expect this provision to provide a vehicle for acquiring additional acreage if the property is proved productive.

The Nucla Prospect

     The Nucla Prospect consists of approximately 40,000 gross acres in the aggregate, of which we own 8,397 net acres. The interests of all of the owners of this Prospect have been combined in an effort to market and sell the property. The Nucla Prospect is located in Montrose County, Colorado, which is on the western edge of Colorado.

     The Nucla Prospect is essentially an exploration project. As such, we acquired our interest with the idea of selling a majority to a larger industry participant. Due to the substantial costs necessarily involved in exploring and possibly developing the property, we do not believe it is an appropriate prospect for us to develop. WYOG acquired the interest from NRG Resources, Inc. ("NRG") in April 2002 in an arms length negotiated transaction issuing 60,000 shares of its Common Stock valued at $2.00 per share. Paul G. Laird and Les Bates, both officers and directors of the Company, and Grant Gaeth, a director of the Company, were officers and directors of NRG and at the time of the transaction had no ownership in WYOG.

     We and the other interest owners have executed an agreement governing our interests in the property. Pursuant to the agreement, the interest owners created an area of mutual interest surrounding the property in which any owner must offer a right to participate to any other owner. The main purpose of the agreement is to market and sell a majority of the interests. To that end, each owner is attempting to obtain industry partners to further evaluate the Nucla Prospect by seismic surveying and/or drilling of one or more test wells. It is anticipated that the Nucla Prospect will be sold for cash, subject to a retained over-riding royalty interest, and possibly, a carried or back-in working interest. In the event of the sale of the Nucla Prospect, each party shall be reimbursed for individual lease costs and other reasonable and necessary expenses connected with the sale. Any remaining proceeds shall be divided in accordance with the parties' interest in the property. Finally, the parties have agreed that consent to sale of the property shall not be unreasonably withheld.

     We, together with the other working interest owners, granted a two year seismic option to an independent third party in December 2004. The consideration, net of costs, for the option approximates $15,171 to the Company's interest and the grantee will pay all lease rental obligations during the option period.

Coal Bed Methane Gas

     Natural gas consists primarily of methane, which is produced when organic material is physically turned into coal under normal geologic conditions. When the coal and methane conversion process occurs such that the resultant coal is saturated with water and methane is trapped within the coal, the result is coal bed methane ("CBM"). Water permeates coal beds and the water pressure traps the gas within the coal. Because coal has a large and complex internal surface area, it can store volumes of gas six or seven times as much as a conventional natural gas reservoir of equal rock volume. CBM is kept in place usually by the presence of water. Thus the production of CBM in many cases requires the dewatering of the coal gas to be extracted. Therefore, in a coal bed gas well, water is produced in large volumes especially in the early stages of production. As the amount of water in the coal decreases, gas production increases. The United States Geological Survey has estimated coal bed gas resources of at least 700 trillion cubic feet. About 100 trillion cubic feet of that appears to be economically recoverable with existing technology. CBM gas currently accounts for about 7.5% of total natural gas production in the United States.

Competition

     Our competition includes major natural resource companies that operate globally as well as independent operators located throughout the world, including North America.

     The three largest CBM producers in the lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their CBM production from the San Juan Basin in northwest New Mexico and southwest Colorado. Though it ranks fourth in terms of production, the leading CBM player in terms of growth and technology is widely acknowledged to be Devon Energy. Devon is aggressively expanding CBM production in the Powder River Basin in Wyoming and Montana, the Raton Basin in south-central Colorado and northeastern New Mexico, and has CBM production in the San Juan Basin and Wind River Basin in central Wyoming. Devon Energy has also acquired what is considered a "dominant" 250,000 acre position in the Powder River Basin in addition to 53,000 acres in the Wind River and 150,000 acres in the Forest City/Cherokee Basin in Kansas.

     Anadarko Petroleum Corporation is an independent oil and gas exploration and production company with 2.4 billion barrels of oil equivalent of proved reserves as of December 31, 2004. Its major areas of operation in the United States are located primarily in Texas, Louisiana, the mid-continent region and the western states, Alaska, the Gulf of Mexico. It also has operations in several international markets. Anadarko Petroleum Corporation actively markets natural gas, oil and natural gas liquids production and owns and operates gas-gathering systems in its core producing areas. In addition, it is engaged in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal and industrial mineral mines located on lands within and adjacent to its properties, that includes an eight-million-acre strip running through portions of Colorado, Wyoming and Utah.

     EOG Resources, Inc. explores, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad and selected other international areas. EOG's operations are mainly natural gas and crude oil exploration and production. At December 31, 2004, EOG's total estimated net proved reserves were 5,647 billion cubic feet equivalent (Bcfe), of which 5,047 billion cubic feet (Bcf) were natural gas reserves and 100 million barrels (MMBbl), or 600 Bcfe, were crude oil, condensate and natural gas liquids reserves. As of December 31, 2004, approximately 50% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 25% in Trinidad, 24% in Canada and 1% in the United Kingdom North Sea. EOG has drilled 48 net wells in the Chapita/Natural Buttes area of the Uinta Basin, Utah, and 40 net wells in each area of Wyoming's Green River Basin - the Big Piney area and the LaBarge Platform/Moxa Arch area. EOG also drilled 16 net wells in the Bakken horizontal play of the Williston Basin in Montana.

     The following is a summary of the regional competitors that are active in the coal bed methane segment of the industry.

     As of December 31, 2004, Double Eagle Petroleum Co. owns interests in a total of 524 producing wells, with natural gas constituting approximately 96% of its production and oil constituting approximately 4% (assuming six mcf of gas production equals one barrel of oil production). Double Eagle's Eastern Washakie coal bed natural gas project is a 40-mile-long trend located between the town of Baggs and Rawlins, in south central Wyoming. Over 100 wells have been drilled by Double Eagle or Anadarko to evaluate the potential of the Mesa Verde coal beds in this trend. Double Eagle owns an interest in 41,144 acres (5,168 net acres) in the Powder River Basin.

     Galaxy Energy Corporation ("Galaxy") is in the business of acquiring and developing coal bed methane and other unconventional and conventional natural gas properties in Wyoming, Texas, Europe and other areas where shallow coal beds offer attractive exploitation opportunities for natural gas. Galaxy has an interest in 160 completed wells and 69 wells in various stages of completion as of March 4, 2005. Galaxy owns an interest in 310,519 gross acres and 91,692 net acres in the Powder River Basin in Wyoming and Montana.

 Government Regulation

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the company.

Oil & Gas Regulation

     The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

Drilling and Production

     Our operations are subject to various types of regulation at federal, state, and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which we operate also regulate one or more of the following:

     o    the location of wells;
     o    the method of drilling and casing wells;
     o    the rates of production or "allowables";
     o the surface use and restoration of properties upon which wells are drilled and other third parties;
     o    the plugging and abandoning of wells; and
     o    notice to surface owners and other third parties.


     State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

 Natural Gas Sales Transportation

     Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

         FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

Mineral Act

     The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

Environmental Regulation

     Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

     The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes," which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

CERCLA

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course of operations, we may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

     Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

     The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

     We believe that we are in substantial compliance with current applicable environmental laws and regulations.

         As the operator of Slater Dome Prospect, Cedar Ridge will be responsible for obtaining all permits and government permission necessary to operate the property. Cedar Ridge must obtain permits for any new wells that are drilled. Further, SDG will be responsible for maintaining easements or other arrangements with owners of the land over which the gathering line is built as well as operating and maintaining the gathering line.

     Research and Development Activities

     No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

     Employees

     We currently have three employees. Paul G. Laird is our President and Chief Executive Officer, Les Bates is our Secretary, Treasurer and Principal Accounting and Financial Officer and Jubal S. Terry is the Manager of Exploration. Our executive officers devote such time as each officer deems necessary to perform their duties to the Company and are subject to conflicts of interest.

     From time to time, we use the services of clerical and accounting personnel on a part-time basis, and the services on a contract basis of geologists, engineers, landmen and other professionals as may be necessary for our oil and gas operations.

                          RISKS RELATED TO OUR BUSINESS

We are a new entrant into the oil and gas industry without any proven operating history and no proven reserves.

     New Frontier Energy, Inc. was formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. Since that date, the activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is no history of production or generating revenue.

     We have no proved reserves at this time. The Slater Dome Prospect is the primary oil and gas property where most of our capital resources have been employed. This prospect is still in the development stage, and no estimate can be made at this time as to proved or probable oil and natural gas reserves, nor can any guarantees be made that sufficient reserves will be discovered for production. Although nine wells have been drilled this property to date, the absence of a sustained production history and an operating gas gathering pipeline to deliver gas from this property to market prevents the engineers from assigning any proved or probable reserves to this property. As a result, there can be no assurance that we will have any future cash flow.

We have a history of losses from operations and negative cash flow that is likely to continue unless we economically produce oil or natural gas.

     We have a history of losses from operations and negative cash flow that is likely to continue unless we economically produce oil or natural gas. Substantially all of our cash flow since inception has come from short-term loans, equity investments, contributions from our former corporate parent and the sale of oil and gas properties. Our operating losses stem from the absence of any oil and gas production. Unless we economically produce oil and gas in the future, those losses will continue. If we continue to experience losses from operations and negative cash flow as we have in the past, the price of our $0.001 par value common stock ("Common Stock") may be adversely affected.

We are dependent upon the operation of a natural gas gathering pipeline to transport our natural gas from the Slater Dome Prospect to a Questar transportation line in Baggs, Wyoming.

     In order to prove our oil or gas reserves, an operating natural gas gathering pipeline must deliver this product to market. Prior to Paul G. Laird, our President and Chief Executive Officer becoming affiliated with us, we granted NRG an exclusive option to finance and construct a gathering pipeline to deliver gas from our Slater Dome Prospect to market. NRG assigned the option agreement with us to Natural Resource Group Gathering, LLC ("NRGG") for the purpose of constructing the gathering line. NRGG formed a partnership, SDG for which NRGG is the General Partner. SDG has entered into agreements with investors, including the Company, as limited partners to jointly fund the construction of the gathering pipeline.

     Construction of the gathering pipeline has been completed and tested. It is anticipated that the Company will be selling gas in the second calendar quarter of 2005. If the gas gathering pipeline is not available to transport any natural gas we may produce in the future, it would likely have a material adverse effect upon the Company and our results from operations. Further, the operation and maintenance of the gas gathering pipeline will likely be supervised by third parties over which we have no control.

We are dependent upon transportation and storage services provided by third parties.

     We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder our processing and marketing operations and/or affect our sales margins, which would have a material adverse effect upon our results from operations.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

     Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have material adverse effect on our results of operations in the periods taken.

Natural gas is governed by a number of federal, state and local laws and regulations, including environmental regulations, which are beyond our control.

     Many aspects of gathering, processing, marketing and transportation of natural gas are subject to federal, state and local laws and regulations which can have a significant impact upon overall operations. Both transportation and storage of natural gas by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the FERC or state regulatory agencies. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect the financial position or results of operations and may be subject to FERC.

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions, and we are unable to predict the ultimate cost of compliance. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations or non-compliance could have a material adverse effect upon our operations and financial condition.

     As the operator of Slater Dome Prospect, Cedar Ridge will be responsible for obtaining all permits and government permission necessary to operate the property. Cedar Ridge must obtain permits for any new wells that are drilled. Further, SDG will be responsible for maintaining easements or other arrangements with owners of the land over which the gathering line is built as well as operating and maintaining the gathering line. While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that Cedar Ridge or SDG, as applicable, will obtain the necessary permits and easements. The failure to do this would have a material adverse effect upon our operations and financial condition.

Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

     Our operations will be affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on the future of our operations. Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Further, it could effect the amount of natural gas that is transported through the gas gathering pipeline constructed by SDG in which we acquired a minimum of a 30% interest. Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

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

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels, each of which could have a material adverse effect upon our results of operations.

The oil and gas industry in which we operate involves many operating risks that can cause substantial losses.

     The oil and natural gas business involves a variety of operating risks, including:

     o    Fires;
     o    Explosions;
     o    Blow-outs and surface cratering;
     o Uncontrollable flows of underground natural gas, oil or formation water;
     o    Natural disasters;
     o    Pipe and cement failures;
     o    Casing collapses;
     o    Embedded oilfield drilling and service tools;
     o    Abnormal pressure formations; and
     o Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

 If any of these events occur, we could incur substantial losses as a result of:

     o    Injury or loss of life;
     o Severe damage to and destruction of property, natural resources or equipment;
     o    Pollution and other environmental damage;
     o    Clean-up responsibilities;
     o    Regulatory investigation and penalties;
     o    Suspension of our operations; or
     o    Repairs necessary to resume operations.

     If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1 million of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

We are substantially dependent upon only one property, which causes our risk to be concentrated.

     Substantially all of our investment is in the Slater Dome Prospect. Our plan of operation includes efforts to sell a majority of our interest in the Nucla Prospect and this prospect is primarily exploratory in nature. As such, it is not our desire to expend funds, which we believe necessary, to properly explore the Nucla Prospect. If the Slater Dome Prospect is not productive of oil or natural gas, we will be forced to seek additional opportunities. Substantially all of our current capital investment is tied up in the Slater Dome Prospect. Since this prospect is not currently developed, we are dependent on further development efforts to prove reserves at the Slater Dome Prospect for additional cash flow. If we are unable to prove that this prospect can be productive of oil and natural gas, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that sufficient working capital will be available to finance the acquisitions. Our substantial dependence on a single prospect property for cash flow increases the risk of our future success.

Upon beginning production, there can be no assurance that any of our wells will become profitable.

     Upon completion of the gas gathering line and beginning production, our wells may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The failure of our wells as a result of these or other events that impair the production of gas will have a material adverse effect upon our results of operations.


Our competitors may have greater resources than we have, and we may not have the resources necessary to successfully compete with them.

     Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies.

We rely on Cedar Ridge, LLC, a third party, to operate the Slater Dome Prospect.

     Decisions by Cedar Ridge, the operator of the Slater Dome Prospect may affect our capital requirements and subject us to financial penalties for failure to comply. The Slater Dome Prospect is subject to an operating agreement with Cedar Ridge, LLC, the owner of a 36.67% interest in the field. The operator of that property has control over the management of operations on the prospect and makes decisions regarding development of the field. These decisions may affect our capital requirements. Under the terms of the operating agreement, we have the option to participate in drilling on a well-by-well basis, for up to as many as 13 wells at one time. If we elect to participate in drilling, we are obligated to contribute 30% of the costs and if we are unable to make such payments, we will be subject to a 450% penalty for our pro rata share of the costs. Failure to make such payments may result in us losing revenues from the wells drilled, if successful, until the 450% of costs are recouped by the operator, which would have an adverse effect upon the Company and its shareholders.

We may be unable to retain key employees or recruit additional qualified personnel.

     Our extremely limited number of employees means that we could be required to spend significant sums of money to locate and train new employees if any of our employees resign or depart for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of our existing officers, Paul G. Laird and Les Bates. While each of these individuals has significant experience in the oil and gas industry, we do not have key man life insurance on either of them. We may not have the financial resources to hire a replacement if one or both of our officers were unavailable for any reason. The loss of service of either of these individuals could therefore significantly and adversely affect our operations.

Our officers may be subject to conflicts of interest.

     Our officers devote such time as each officer deems necessary to perform their duties to the Company and are subject to conflicts of interest. Each devotes other time to other business endeavors, including consulting relationships with other oil and gas entities, and has responsibilities to these other entities. Because of these relationships, such individuals will be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. As an example of these potential conflicts, our President, Paul G. Laird, is affiliated with a company called NRG. His position as an officer, director and principal shareholder of NRG, a general partner of NRGG, the general partner in SDG, and officer and director of New Frontier Energy, Inc. creates a potential conflict with regard to his duties to each entity. SDG, is the partnership organized for the construction of the natural gas gathering line from the Slater Dome Prospect in which we hold a minimum of a 30% interest. Each of our officers and directors has agreed that any business opportunity that comes to their attention in the future shall first be presented to the Company. Nonetheless, these relationships present conflicts which may exist for the foreseeable future.

Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

     Colorado law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.


                        RISKS RELATED TO OUR COMMON STOCK

 Sales of a substantial number of shares of our Common Stock into the public market may result in significant downward pressure on the price of our Common Stock and could affect the ability of our stockholders to realize the current trading price of our Common Stock.

     Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of May 13, 2005. we had 3,254,451 shares of Common Stock issued and outstanding. Upon conversion of our Series A 18% Convertible Preferred Stock (the "Series A Preferred Stock") and 12% Series B Cumulative Convertible Preferred Stock, par value $0.001 ("Series B Preferred Stock") into shares of our Common Stock, and exercise of a warrant ("Placement Agent Warrant") issued to Westminster Securities Corp. ("Placement Agent") or its affiliates in connection with the Placement Agent Agreement with Westminster Securities Corp. dated September 14, 2004 ,and the subsequent conversion of the shares of the Series B Preferred Stock underlying this warrant into shares of our Common Stock, the holders of these securities will be able to resell up to 5,829,615 shares of our Common Stock.

     Further, to the extent any of the shares of common stock underlying the (i) 5,025,000 warrants issued to the holders of the Series A Preferred Stock and the Series B Preferred Stock, the "Series A Warrants" and "Series B Warrants," respectively, (ii) the 495,000 shares of Common Stock that may be acquired by the Placement Agent upon exercise of warrants included in the Placement Agent Warrant (the "Placement Agent Common Stock Warrant") or (iii) the 75,000 shares of Common Stock that may be acquired upon the exercise of warrants issued to the lender pursuant to a Bridge Loan Agreement with the Company for resale ("Bridge Loan Warrants"), are issued and the holder then resells the shares of Common Stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our Common Stock may decrease due to the additional shares of Common Stock in the market. The Series A Warrants, the Series B Warrants, the Bridge Loan Warrants and the Placement Agent Common Stock Warrant are collectively referred to herein as the "Warrants."

     As of May 13, 2005, there were 66,094 outstanding shares of our Common Stock, not held by our officers, directors, or by John McKey and Candace McKey, that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of May 13, 2005, there was an aggregate of 450,000 options and warrants outstanding, not including the Warrants, and another 25,000 shares reserved for issuance under our Stock Option and Stock Grant Plan but not yet granted.

     As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock.

The trading price of our Common Stock on the Over the Counter Bulletin Board has been and may continue to fluctuate significantly.

     Since June 4, 2004, our Common Stock has traded as low as $0.47 and as high as $1.74. In addition to volatility associated with Over the Counter Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our Common
Stock:

     o    Changes in the world wide price for oil or natural gas;
     o    Disappointing results from our discovery or development efforts;
     o    Failure to meet our revenue or profit goals or operating budget;
     o    Decline in demand for our Common Stock;
     o Downward revisions in securities analysts' estimates or changes in general market conditions;
     o    Technological innovations by competitors or in competing technologies;
     o    Lack of funding generated for operations;
     o    Investor perception of our industry or our prospects; or
     o    General economic trends.

     In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our Common Stock.

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

     We have historically needed to raise capital to fund our operating losses and may continue to incur operating losses until the completion of the gathering line so that we can begin production. Even after production begins, we may continue to have operating losses. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

     Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock. We have the authority to issue without stockholder approval up to 50,000,000, shares of Common Stock (of which, as of May 13, 2005, 3,254,451 shares were outstanding) and 25,000,000 shares of preferred stock (of which, as of May 13, 2005, 50,000 shares of our Series A Preferred Stock and 32,175 of our Series B Preferred Stock were outstanding), and to issue options and warrants to purchase shares of our Common Stock. Because our Common Stock is traded on the Over the Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because we believe that trading in our Common Stock will initially continue to be limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

Our Common Stock is classified as a "penny stock" under SEC rules which limits the market for our Common Stock.

     Since inception of trading in June 2004, our Common Stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934, as amended, imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our Common Stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

In addition to the shares of our common stock underlying shares of our Series A Preferred Stock and Series B Preferred Stock, we have a large number of shares eligible for future sale.

     As of May 13, 2005, we had reserved 625,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 600,000 shares were outstanding (the "Plan Options"). Our officers and directors beneficially own 519,551 shares of our Common Stock, or 13.84% of our currently outstanding shares, which may be sold pursuant to Rule 144. Sales of Common Stock underlying Plan Options or by the certain directors may adversely affect the price of the Common Stock.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock that we have issued adversely affects the right of the common stockholder.

     Our Series A Preferred Stock and Series B Preferred Stock pay cumulative preferred dividends equal to 18% and 12%, respectively per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and will, upon conversion, have all of the rights of our Common Stock. Our Board of Directors has the authority to issue additional preferred stock, which could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Two of our shareholders collectively exercise voting power of more than 10% of our Common Stock.

     As of May 13, 2005, John McKey and his wife Candace McKey collectively own 397,501 shares of our Common Stock, or 12.21% of shares outstanding. Of these, Mr. McKey owns 247,500 shares (7.60%) and Mrs. McKey owns 150,001 shares (4.61%). In addition, Mrs. McKey holds warrants to purchase 150,000 shares of our Common Stock at an exercise price of $1.50, and she holds 100% of the Series A Preferred Stock which has a conversion rate of $0.65 per share, or approximately 384,615 shares. While Mr. and Mrs. McKey disclaim beneficial ownership of the shares held by the other, collectively they may be able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.


Item 2.   Description of Properties

     All of our properties are located in the States of Colorado and Wyoming. At February 28, 2005, we had an interest in 72,018 gross, 64,857 net acres of undeveloped oil and gas properties of which we had a direct ownership in 24,627 net acres to our interest. We had an interest in 9 oil or gas gross wells and
2.7 net wells as of February 28, 2005.

     The following table summarizes the oil and gas properties in which we had an interest at February 28, 2005:

 Undeveloped oil and gas acres:        Gross                 Net

 Wyoming                               12,116                 3,634
 Colorado                              52,741                20,993

 Developed acres:                  Oil                            Gas
                                   ---                            ---
                            Gross      Net                   Gross         Net

 Wyoming                    0          0                     160            48
 Colorado                   0          0                     560           168

 No properties are held in fee, as we hold all properties by leaseholds.

 Drilling Activity

     The following table sets forth the results of our coal bed methane gas drilling activity during the year ended February 28, 2005:

            Gross Wells                                Net Wells
            -----------                                ---------
   Total      Producing     Dry             Total     Producing      Dry
   -----      ---------     ---             -----     ---------      ---
     1            1          0               .3           .3          0

     See Note 14 of Notes to Consolidated Financial Statements for more detailed information concerning the Company's estimated oil and gas reserves. No proven reserves have been assigned to our Slater Dome Prospect due to the absence of a gas delivery system to get the gas to market and any sustained production history.

     No reserve figures have been filed with, or reported to, any other regulatory authorities or agencies during the period ended February 28, 2005.

 Facilities

     We lease approximately 1,400 square feet of office space located at 5632 S. Spotswood St., Littleton, Colorado 80120. The lease is an annual lease expiring September 30, 2005 and rent is approximately $1,500 per month. The lease is with an entity in which Paul G. Laird, our President, Chief Executive Officer and a Director of the Company is affiliated, and on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties.

Glossary of Terms


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

Mcf:                Thousand cubic feet.

Net acres:          One net acre is deemed to exist when the sum of the
                    fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

Net well:           One net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells

Proved Developed    Proved reserves that are expected to be recovered through
Reserves:           existing wells with existing equipment and operating
                    methods.

Proved Oil and     Estimated quantities of crude oil, natural gas and natural
Gas Reserves:      gas liquids which geological and engineering data
                   demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made.) Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. For a complete definition of proved oil and gas reserves, see Rule 4-10(a)(2)(3)(4) of Regulation S-X, available on the SEC website at (http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas).

Proved             Proved reserves that are expected to be recovered from new
Undeveloped        wells on undrilled acreage or from existing wells where a
Reserves:          relatively major expenditure is required for recompletion.


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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Shares of our Common Stock are traded on the OTC Bulletin Board under the symbol "NFEI.OB." Our Common Stock was accepted for quotation on the "Bulletin Board" maintained by the NASD on May 26, 2004 and quotations began on June 4, 2004. Accordingly, no pricing information is available prior to this date.

     The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock on a quarterly basis for the last three quarters as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended                High Bid          Low Bid
-------------                --------          -------
February 28, 2005            $1.20             $0.75
November 30, 2004            $0.81             $0.43
August 31, 2004              $1.15             $0.60

     On May 27, 2005, the closing bid price of our Common Stock was $1.52. As of May 13, 2005, we had 1,725 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 2,150 beneficial owners of our Common Stock.

Dividend Policy

     We have not declared or paid cash dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Securities Authorized For Issuance Under Compensation Plans

     We have one equity compensation plan, the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (the "Plan"). The table set forth below presents the securities authorized for issuance with respect to the Plan under which equity securities are authorized for issuance as of February 28, 2005.

                                  Equity Compensation Plan Information
                                  ------------------------------------

     Plan Category         Number of securities        Weighted-
                                    to                  average             Number of securities
                              be issued upon         exercise price        remaining available for
                                 exercise           of  outstanding         future issuance under
                              of outstanding            options,             equity compensation
                                 options,               warrants          plans (excluding securities
                            warrants and rights        and rights         reflected in the 1st column)
-------------------------- ----------------------- -------------------- ------------------------------
Equity Compensation               450,000                 $0.78                     175,000
Plans approved  by
security holders
-------------------------- ----------------------- -------------------- ------------------------------
Equity Compensation                 0                      0                          0
Plans not approved by
security holders
-------------------------- ----------------------- -------------------- ------------------------------
 Total                            450,000                 $0.78                     175,000
-------------------------- ----------------------- -------------------- ------------------------------

     For a complete description of our stock option and stock grant plan, see "Item 10. - Executive Compensation."

Item 6. Management's Discussion and Analysis or Plan of Operation Introduction

     The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" of this Annual Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The following discussion and analysis covers our plan of operation for the next twelve months. It also discusses our financial condition at February 28, 2005 and changes in our financial condition since February 29, 2004, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 29, 2004 and February 28, 2003. The following discussion and analysis should be read in conjunction with the financial statements and the related notes.

Plan of Operation

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in two oil and gas prospects, each of which are undeveloped. The Slater Dome Prospect, in which we own a 30% working interest, consists of 31,631 gross acres held by mineral leases, is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. The Slater Dome Prospect targets coal bed methane gas located at relatively shallow depths by industry drilling standards. The Nucla Prospect consists of approximately 40,387 gross acres on 27 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% - 30% on a lease by lease basis) subject to a marketing agreement with several third parties. For a complete description of our properties and our business operations, see "Item 1. Description of Business."

     Our plan of operation is to complete exploration and development of the Slater Dome Prospect, commence production from that property and evaluate opportunities to acquire other interests in oil and gas properties. We do not intend to develop the Nucla prospect and have granted a two-year seismic option to an independent third party.

Prospect Acquisition and Sale Philosophy

     Assuming the receipt of cash flow from the Slater Dome Prospect, we anticipate undertaking investigation of additional properties in the fiscal year that began March 1, 2005. Our objective will be to acquire properties with immediate development potential. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development. Rather, one or a small number of properties will be targeted with immediate development potential.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of February 28, 2005 and February 29, 2004 and for each of the fiscal years ended February 28, 2005 and February 29, 2004 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                      Year Ended
                                          -------------------------------------
Statement of Operations Data:             February 28, 2005   February 29, 2004
                                          -----------------   -----------------

Revenue                                      $    28,132        $    25,204
                                             -----------        -----------

(Loss) from operations                       $  (678,869)       $  (585,719)
Other income (expense), net                  $   (41,917)       $   (88,056)
Net loss                                     $  (720,786)       $  (673,775)
Weighted average shares outstanding            3,215,163          3,194,451

Basic and diluted net loss per share         $     (0.24)       $     (0.21)


                                                           As of
Balance Sheet Data:                        February 28, 2005  February 29, 2004
                                           -----------------  -----------------

Working capital                               $ 1,276,776        $  (202,714)
Current assets                                $ 2,317,206        $    58,088
Current liabilities                           $ 1,040,430        $   260,802
Total assets                                  $ 5,611,954        $ 2,276,297
Total liabilities                             $ 1,040,430        $   475,942
Total Shareholders' equity                    $ 4,571,524        $ 2,291,355

Results of Operations

Year Ended February 28, 2005 Compared to the Year Ended February 29, 2004.

     Our revenue continues to be nominal. During the fiscal year ended February 28, 2005, our revenue was $28,132 as compared to $25,204 compared to the fiscal year ended February 29, 2004, an increase of $2,928 or 11.62%. The increase was the result of the increased price for oil and gas produced from the properties in which we hold an overriding royalty interest.

     Our nominal revenues are the direct result of our inability to market gas from the Slater Dome Prospect. The 18-mile gas gathering line that will transport the Company's natural gas from Slater Dome to a Questar transportation line in Baggs, Wyoming has been completed and we anticipating the sale of natural gas in the second calendar quarter of 2005.

     Exploration costs were $50,456 during the fiscal year ended February 28, 2005 as compared to $40,914 during the fiscal year ended February 29, 2004, an increase of $9,542 or 23%. The change was the result of:

                   Dry holes                     $    (23,149)
                   Maps, supplies etc                    5,143
                   Delay rentals                        19,898
                   Consultants and research              7,650
                                                 -------------
                                                 $       9,542
                                                 =============

     We did not abandon any property during the fiscal year ended February 28, 2005 resulting in a decrease of $5,672 during the fiscal year ended February 28, 2005 as compared to the previous year.

     Lease operating expenses were $180,105 during the fiscal year ended February 28, 2005 as compared to $21,593 during the fiscal year ended February 29, 2004, an increase of $158,512 or 734%. The primary reasons for the increase are (i) the wells in the Slater Dome Prospect are in the process of dewatering in anticipation of production and accordingly have operating costs and (ii) in connection with our sale of a working interest to Cedar Ridge in 2003, Cedar Ridge credited us $500,000 against our working interest costs, which was used until June 2004.

     General and administrative expenses were $458,941 during the fiscal year ended February 28, 2005 as compared to $438,119 during the fiscal year ended February 29, 2004, an increase of $20,822 or 5% compared with the previous year. The change was the result of:

                   Salaries                           $       18,829
                   Travel                                     15,830
                   Rent                                        8,733
                   Shareholder relations, filing fees          7,865
                   Miscellaneous                              (1,281)
                   Auto                                       (4,038)
                   Payroll taxes                             (10,051)
                   Professional fees                         (15,065)
                                                      ---------------
                                                      $       20,822
                                                      ===============

     Salaries increased because the officers were on the payroll for a full year during the fiscal year ended February 28, 2005 as compared to a 10-month period during the calendar year ended February 29, 2004. Travel expenses increased because of increased trips to the Slater Dome Prospect as a result of increased operations and the preparation for production along with increases associated with general corporate activities. Rent expense increased during the fiscal year ended February 28, 2005 because during the fiscal year ended February 29, 2004, we shared office space rent free for six months with our former parent company. Shareholder relations and filing fees increased because we became a publicly held company in April 2004 and did not have these expenses in the previous period. Auto expenses decreased during the fiscal year ended February 28, 2005 because we did not have any vehicles during the fiscal year ended February 28, 2005 compared to the fiscal year ended February 29, 2004. The change in miscellaneous expenses is considered nominal and in the ordinary course of business. Payroll taxes decreased because the officers accrued three months of compensation without actually being paid and accordingly payroll taxes decreased. Professional fees decreased during the fiscal year ended February 28, 2005 because of the fees associated with the initial registration statement filed with the Securities and Exchange Commission in 2004 were not present in 2005.

     There were no impairment losses during the fiscal year ended February 28, 2005 resulting in a decrease of $64,316 as compared to the previous year because the Company did not have any properties that had costs in excess of their estimated realizable value.

     Depreciation and depletion were $17,499 during the fiscal year ended February 28, 2005 as compared to $40,309 during the fiscal year ended February 29, 2004, a decrease of $22,810 or 56.59%. The decrease in depreciation and depletion was primarily the result of lower production levels in the properties where we hold an overriding royalty interest during the fiscal year.

     Loss on the sale of assets was $1,606 during the fiscal year ended February 28, 2005 as compared to $70,276 during the fiscal year ended February 29, 2004, a decreased loss of $68,670 or 97.71%. The decreased loss was primarily the result of the sale during the fiscal year ended February 29, 2004 of two working interest properties for a loss of $55,000 together with a loss on disposition of vehicles amounting to $15,300 that were not present during the fiscal year ended February 28, 2005 offset by a loss on the production payment receivable of $1,606 in fiscal 2005.

     Interest income was $3,624 during the fiscal year ended February 28, 2005 as compared to $5,114 during the fiscal year ended February 29, 2004, a decrease of $1,490, or 27%. The decrease is primarily the result of a decrease in the amounts of cash invested in interest bearing instruments and the sale of a production payment receivable in September 2004, which accrued interest and was held for the entire 2004 year.

     Interest expense amounted to $43,935 during the fiscal year ended February 28, 2005 as compared to $22,894 during the fiscal year ended February 29, 2004, an increase of $21,041, or 92%. The increase in interest expenses was primarily the result of $250,000 in additional debt with interest rates at 18% over six months of 2005 that was not present in 2004.

     Preferred stock dividends were $63,021 during the fiscal year ended February 28, 2005 as compared to no preferred stock dividends during the fiscal year ended February 29, 2004. The preferred stock dividends were the result of the issuance of our Series A Preferred Stock and Series B Preferred Stock.

     For the reasons set forth above, for the year ended February 28, 2005, we realized a net loss attributable to common shareholders of $783,807, or $.24 per share as compared to a net loss attributable to common shareholders of $673,775 or $.21 per share on revenue of $25,204 for the fiscal year ended February 29, 2004, an increased loss of $110,032 or ($.03 per share) or 16%. We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses.

Year Ended February 29, 2004 Compared to the Year Ended February 28, 2003.

     For the year ended February 29, 2004, we realized a net loss attributable to common shareholders of $673,775, or $.21 per share, on revenue of $25,204. This compares with a net loss attributable to common shareholders of $517,728, or $.16 per share on $5,300 of revenue for the previous fiscal year ending in 2003. The loss increased by $156,047 ($.04 per share) or 30%. Per share amounts give effect retroactively to the reverse stock split effective March 3, 2004.

     Our revenue continues to be nominal. This is a direct result of our inability to market gas from our primary property. Currently, our only producing properties are those in which we have an overriding royalty interest. Our production revenues for 2004 amounted to $25,204, an increase of $24,514 or 3,552% from 2003. The principal reason for the increase is that our former parent transferred the properties to us on February 28, 2003 and accordingly, we did not have any comparable revenues in the previous year. Our consulting revenue was $0 in fiscal 2004 compared with $4,610 in fiscal 2003 because the Company did not provide any consulting services to outside parties in fiscal 2004.

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

     We incurred general and administrative expenses of $438,119, an increase of $74,361 or 20% over fiscal 2003. The principal components of the general and administrative expenses are employee compensation, payroll taxes and benefits of $216,600, professional fees of $105,700, and general office expenses of $115,800. Employee compensation and its related expenses decreased $45,200 in fiscal 2004 compared to 2003 arising from a decrease in officer compensation. Professional fee expenses increased by $105,300 in fiscal 2004 compared to 2003; the increase in 2004 is due to the Company filing a registration statement for its common stock together with fees incurred by our subsidiary, Skyline Resources, in connection with litigation where Skyline was a third party to a dispute. The other components contributing to the increase are office rent in the amount of $7,400, travel in the amount of $5,600 and general office expenses of $1,300.

     Depreciation, depletion and amortization totaled $40,309 for the year, an increase of $21,458, or 114% from 2003. The increase arises from depletion in the amount of $29,900 on the properties our former parent transferred to us on February 28, 2003 and accordingly, we did not have any comparable depletion in the previous year. This increase is offset by a reduction in depreciation in the amount of $8,400 compared to fiscal 2003; the decrease is a result of disposition of Company-owned vehicles which were not replaced.

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


Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities. However, our liquidity and working capital position improved during the fiscal year ended February 28, 2005, compared to the fiscal year ended February 29, 2004. Specifically, our working capital at February 28, 2005 was $1,276,776 compared to a deficit of $202,714 at year ended February 29, 2004.

     The principal reasons for the changes were the funds received from investors from the issuance of shares of our Series A Preferred Stock and Series B Preferred Stock.

     Series A Preferred Stock

     In March 2004, we accepted a subscription from a shareholder in a private placement for the sale of $250,000 of Series A Preferred Stock and common stock purchase warrants. Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock shall rank in parri passu to the Series B Preferred Stock for payment of dividends, redemption and liquidation. The Series A Preferred Stock pays a cumulative, preferential cash dividend at the rate of 18% of the $5.00 issue price per year, that is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the Series A Preferred Stock may convert any or all of the shares into shares of our Common Stock at the rate of $0.65 per share, unless otherwise adjusted. If not sooner converted, all of the Series A Preferred Stock automatically converts into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. The Series A Preferred Stock may be redeemed by us for an amount equal to the $5.00 per share issue price and any accrued and unpaid dividends upon not less than 15 days advance notice to the holders of the Series A Preferred Stock. As of May 13, 2005, there were 50,000 shares of our Series A Preferred Stock issued and outstanding.

     Series B Preferred Stock

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred Stock"). In the period from December 23, 2004 to February 28, 2005, the Company issued 32,175 shares of the Series B Preferred Stock in connection with a private placement realizing gross proceeds of $3,217,500 offset by offering expenses in the amount of $456,524 resulting in net proceeds to the Company of $2,760,976. The Series B Preferred Stock ranks in parri passu to the Series A Preferred Stock for payment of dividends, redemption and liquidation.

     The stated value of the Series B Preferred Stock is $100.00 per share. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% per annum, payable in arrears quarterly on January 31, April 30, July 31 and October 31, beginning with January 31, 2005. The dividends are cumulative and payable in cash. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. Each 130 shares of Series B Preferred Stock is convertible into 20,000 shares of Common Stock of the Company at the rate of $0.65 per share.

     The Series B Preferred Stock has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $0.65 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     During the year ended February 28, 2005, net cash used in operations was $271,265, consisting primarily of a net loss of $720,786 and an increase in accounts payable of $444,199.

     Net cash flows used in investing activities were $601,262, which was primarily the result of the acquisition of our oil and gas properties.

     The principal elements of the investing and financing activities that provided the cash used in operating activities were the receipt of proceeds from the issuance of convertible preferred stock in the amount of $3,217,500, (net of offering costs of $456,524) issuance of a note to a shareholder in the amount of $250,000 and the collection of an employee advance. We participated in drilling an additional well at Slater Dome which cost $162,503, acquired additional acreage costing $133,354, incurred other completion, reworking expenses in the amount of $204,438 and expended $143,164 on compressors and water transfer facilities in anticipation of placing the existing wells into production. The proceeds were offset by payments of principal on the bank debt in the amount of $102,050 and preferred stock dividends of $38,343.

     Our outstanding debt at February 28, 2005 includes the amount of $250,027 payable to a bank, bearing interest at the rate of .75% over the Wall Street Journal Prime and maturing in March 2005. The note was paid in full according to its terms. Additionally, we have incurred debt to a shareholder in the amount of $250,000 due August 30, 2005 bearing interest at the rate of 18%, collateralized by lease and well equipment.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, debt and further issuances of securities. Existing working capital and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months, assuming that we do not participate in the drilling of additional wells on the Slater Dome Prospect. However, we intend to solicit additional capital in the future in the form of equity or debt to finance: (i) our shares of the drilling of 4 wells anticipated at Slater Dome Prospect; (ii) obtaining additional interests in the gas gathering pipeline; and (iii) to provide capital for other lease acquisitions. We believe that we will be an attractive investment in the near future based upon our ownership interest in the Slater Dome Prospect and upon trends in natural gas prices and the domestic supply of natural gas. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements.

     Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. In the event we are unable to obtain such financing, we may be forced to non consent in drilling the proposed wells at the Slater Dome Prospect or enter into farm out or joint venture arrangements within the industry.

     In addition to capital necessary to pay our proportionate share of costs and expenses relating to drilling and development of the Slater Dome Prospect, it will be necessary for us to acquire capital for administrative expenses. However, due to our status as a small, independent explorer, we expect these expenses to be generally small in relation to our drilling and development costs. We currently have three employees, two of whom are our executive officers. We also maintain small office space as our executive and administrative headquarters. We expect that the rent associated with our office space, together with salary and benefits for our employees, will constitute the majority of our administrative expenses for the foreseeable future. Since we do not operate any property at this time, we expect our staff and office requirements will remain minimal.

     As described under "Plan of Operation," we intend to meet a portion of our working capital requirements through the production of gas from the Slater Dome Prospect. Production from this property is subject to beginning operations of a gas gathering pipeline to transport the gas to market. We expect to be selling gas in the second calendar quarter of 2005. We believe the expenditures to date have proved the existence of economical amounts of natural gas reserves, and we are prepared to seek additional financing if necessary to further develop the Slater Dome Prospect. If we are successful in that endeavor, we believe the production will be more than sufficient to provide for current working capital and additional resources for acquisition, exploration and development of additional properties. If we are unsuccessful, we may be forced to sell additional stock, incur debt, nonconsent to drilling additional wells or sell our interest in the Slater Dome Prospect to continue in operation.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment during the next twelve months other than participating in drilling additional wells on the Slater Dome Prospect.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective and adopted by the Company beginning with the third quarter Form 10Q (November 30, 2005). SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R) . Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. See Note 6 to the financial statements for further discussion.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

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

Property, Equipment, and Depreciation.

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

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations as of February 28, 2005.


 Payments Due By Period
                             Total       1 to 3 years    4 to 5 years     More than
                                                                           5 years
Paul G. Laird Employment    $254,988       $254,988        $    -0-      $     -0-
Contract(1)
Les Bates Employment        $254,988       $254,988        $    -0-      $     -0-
Contract(1)

(1) Calculated as of February 28, 2005. Messrs. Laird and Bates' employment agreements expire on February 29, 2008. See "Item 10-Executive Compensation."


Item 7. Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

     Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(e), were, as of the end of the period covered by this report, to the best of their knowledge, effective. There has been no change in our internal control over financial reporting during the quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     Not applicable.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

     Our directors and executive officers, their ages, positions held are as follows:

            Name                  Age           Position with the Company
            ----                  ---           -------------------------

            Paul G. Laird         48            President, CEO and Director
            Les Bates             61            Secretary/Treasurer,
                                                Principal Accounting &
                                                Financial Officer and
                                                Director
            Grant I. Gaeth        73            Director

     The following information summarizes the business experience of our officers and directors, as well as the officers, directors and key employees.

     Paul G. Laird has been the President and a director of our company since April 2003, and a director of Skyline since June 2003. He is currently the president of Natural Resource Group, Inc., a privately held oil and gas exploration and development company, a position he has held since 1997. Prior to that, he was the vice president of land operations for Western Alliance Petroleum Corporation and land manager for Canterra Petroleum, Inc., both private oil and gas companies. During this time, he was active in oil and gas exploration and development in the states of Montana, North Dakota, Colorado, Nebraska, Wyoming and Utah. Mr. Laird was a founder of International Marketing Corporation of Colorado, a private company engaged in the restaurant business. He received a Bachelor of Science in business with an emphasis in petroleum, land and real estate management from the University of Colorado in 1980.

     Les Bates has been the Principal Accounting and Financial Officer, Secretary, Treasurer and a director of our company since April 2003, and Secretary and a director of Skyline since June 2003. Mr. Bates established Les Bates & Associates, Inc. in 1974 after five years of working with two of what were then known as "Big 10" accounting firms. Les Bates & Associates has provided a broad range of auditing, accounting, and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. Mr. Bates has taught oil and gas accounting classes as an adjunct professor at the University of Colorado -Denver and for the American Institute of Bankers, Denver chapter.

     Grant I. Gaeth has been a director since April 2003 and has been involved in exploring for oil and gas since his graduation from Utah State University in 1953. He started with The Carter Oil Company and Humble Oil and Refining Company (Exxon), working as a field geologist in the Colorado Plateau, Basin and Range geological provinces. He worked on Exxon's geological efforts along the Colorado River, mapping structural leads throughout the Southern half of Utah. Mr. Gaeth has been self employed as an independent consulting geologist for the last 37 years.

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

     Currently, we do not have an audit committee and as such do not have a financial expert on our audit committee. We do not have a compensation or nominating committee of the Board of Directors.

     Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer holds office until his successor is duly elected and qualified, until his resignation or until removed in the manner provided by our bylaws.

Code of Ethics

     At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the current fiscal year.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Director Compensation

     We have not paid any cash compensation to our directors for their service on our Board of Directors. However, we intend to pay $100 per meeting to our directors for the foreseeable future.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 28, 2005, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that Messrs. Laird, Bates and Gaeth were each delinquent in filing a Form 4 to disclose one transaction in October, 2004 and such forms were subsequently filed in November 2004.

Item 10. Executive Compensation

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the fiscal year ended February 28, 2005 and February 29, 2004, of Paul G. Laird and Les Bates, the Company's most highly compensated executive officers. Messrs. Laird and Bates were appointed in April 2003.

                                      Annual Compensation                     Long Term Compensation
                                      -------------------                     -----------------------
Name and                     Fiscal         Salary           Other        Other Annual         Securities
Principal Position            Year                                       Compensation     Underlying Options
-------------------------   -------   ------------------- ---------      ------------     -------------------
Paul G. Laird
  Chief Executive             2005         $84,996        $    --          $       --            100,000 (1)
  Officer and President       2004(2)      $63,747        $    --          $       --             25,000 (3)


Les Bates                     2005         $84,996        $    --          $       --            100,000 (1)
 Principal Accounting and
 Financial Officer,           2004(2)      $63,747        $    --          $       --             25,000 (3)
 Secretary,  Treasurer and
 a director

(1) Includes options to acquire 100,000 shares of common stock at an exercise price of $0.75 per share, exercisable until October 24, 2014
(2)  From June 1, 2003 to February 29, 2004.
(3) Includes options to acquire 25,000 shares of common stock at an exercise price of $1.00 per share, exercisable until June 6, 2013.

     Option Values

     The following table provides certain information concerning the fiscal year end value of unexercised options held by Messrs. Laird and Bates.


                   Aggregated Option Exercises in 2005 Fiscal Year
                          and Fiscal Year End Option Values
------------------------------------------------------------------------------------------------------------------
 Name            Shares        Value       Number of Unexercised Options        Value of Unexercised  In-the-Money
                acquired      realized         at Fiscal Year End                   Options fiscal year end (1)
               on exercise
                                           Exercisable      Unexerciseable        Exercisable      Unexerciseable
                                           -----------      --------------        -----------      --------------
Paul G. Laird      0             0             125,000          0                     $90,000          0

Les Bates          0             0             125,000          0                     $90,000          0


(1) Value calculated by determining the difference between the closing sales price on May 26, 2005 of $1.52 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.


Employment Agreements

     We have written employment agreements with our executive officers, Paul G. Laird and Les Bates. Pursuant to their employment agreements, Messrs. Laird and Bates devote such time as each deems necessary to perform their duties to the Corporation and are subject to conflicts of interest. The employment agreements expire on February 29, 2008; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to Messrs. Laird and Bates' employment agreements, they each receive base salary compensation in the amount of $85,000 per annum, adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or Five Thousand Dollars ($5,000), whichever is greater. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

     The employment agreements contain provisions under which we will be obligated to pay Mr. Laird and Mr. Bates all compensation for the remainder of their employment agreements and 2.99 times their annual salary if a change of control as defined in the agreements occur. We have not obtained any key man life insurance on any of our executive officers.


Stock Option and Stock Grant Plan

     On June 6, 2003, we adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (the "Plan"). The Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by our Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options.

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

     As of May 13, 2005, we had granted 600,000 options to acquire shares of our common stock pursuant to the Plan and have 25,000 options to acquire shares of our common stock available for grant under the Plan.

Item 11: Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 13, 2005, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.



                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

                                                                     Percent of
              Name and Address of          Amount of Beneficial      Beneficial
                Beneficial Owner                Ownership            Ownership
                ----------------                ---------            ---------

 Paul G. Laird (1)                                219,551               6.36%
 Les Bates (2)                                    219,551               6.36%
 Grant I. Gaeth (3)                               119,551               3.56%
 Raymond E. McElhaney                             286,292               8.79%
 Bill M. Conrad                                   257,708               7.92%
 John D. McKey, Jr. (4)                           424,584              12.94%
 7737 S.E. Loblolly Bay Dr.
 Hobe Sound, FL 33455
 Candace McKey (5)                                938,366              24.72%
 7737 S.E. Loblolly Bay Dr.
 Hobe Sound, FL 33455                          ----------            --------
 Officers & Directors as a Group (6)              519,551              13.84%


(1) Includes (i) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00 expiring in 2013, (ii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75 expiring in 2014, (iii) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15 expiring in 2015 that were granted on May 13, 2005, and (iv) 19,551 shares owned by Natural Resources Group, Inc., of which the Mr. Laird is an officer, director and principal shareholder. Mr. Laird is deemed to be a beneficial owner of the shares underlying the options granted by the third parties because of his ability to acquire the shares upon the exercise of the option. Does not include 100,000 shares of common stock granted on May 19, 2004 pursuant to a restricted stock award agreement.
(2) Includes (i) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00 expiring in 2013, (ii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75 expiring in 2014, (iii) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15 expiring in 2015 that were granted on May 13, 2005, and (iv) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Bates is an officer. Mr. Bates is deemed to be a beneficial owner of the shares underlying the options granted by two former directors of the Company because of his ability to acquire the shares upon exercise of the option. Does not include 100,000 shares of common stock granted on May 19, 2004 pursuant to a restricted stock award agreement.
(3) Includes (i) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75 expiring in 2014, and (ii) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Gaeth is an officer.
(4) Includes 247,500 shares owned directly by Mr. McKey and 27,083 shares of Common Stock underlying warrants expiring March 15, 2005 exercisable at $4.00 per share. Also includes 150,001 shares owned by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership.
(5) Includes 150,001 shares owned directly by Ms. McKey, 6,250 shares of Common Stock underlying warrants expiring March 15, 2005 exercisable at $4.00 per share, warrants, 384,615 shares underling Series A Convertible Preferred Stock convertible at $0.65 per share, 150,000 shares underlying warrants exercisable at $1.50 per share expiring in 2007. Also includes 247,500 shares owned by Ms. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership.

Changes In Control

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.

Item 12. Certain Relationships and Related Party Transactions

     Raymond McElhaney and Bill M. Conrad, directors of the Company who resigned on February 25, 2005 and Ronald R. McGinnis who resigned on April 3, 2003, respectively, are considered "promoters," and took initiative in organizing the business of our Company. In connection with our initial capitalization, each of Messrs. McElhaney, Conrad and McGinnis received shares of our Common Stock at a price of $0.001 per share; Messrs. McElhaney and Conrad received 312,500 shares in exchange for cash of $1,250 and Mr. McGinnis received 250,000 shares in exchange for $1,000, each share amount adjusted for subsequent stock splits. Messrs. McElhaney, Conrad and McGinnis were the only members of the Board of Directors approving those transactions. Since the Company had only recently been formed and had no prior sales of stock to compare, the price at which the shares were issued to the foregoing individuals was determined with reference to the par value of our Common Stock.

     Our former wholly owned subsidiary, Skyline Resources, Inc. shared office space with a company owned by an affiliate of Skyline's president during fiscal 2004. The Company paid $6,807 to the related party in fiscal 2004. The Company believes that these transactions were on terms no less favorable than could be obtained from an unaffiliated third party.

     In August 2003, the Company transferred two vehicles, with a cost basis of $75,701 and accumulated depreciation of $24,397 to two former officers and directors and reduced accrued compensation by $45,000. The net proceeds to the Company were $37,009, net of payroll taxes. The Company recognized a loss in the amount of $15,295 as other expenses.

     In September 2003, the Company transferred office furniture and equipment with a cost basis of $11,315 and accumulated depreciation of $6,336 to an entity controlled by two former officers and current directors in exchange for $5,000 in consulting from that entity. The Company recognized a gain of $20.

     The Company paid a corporation controlled by one of the directors for geologic consulting $12,000 and $8,000 in fiscal 2005 and 2004 respectively.

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

     The Company executed a new office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of our President, effective October 1, 2003 for a one-year term which was renewed for an additional year in 2004 under the same terms and conditions. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $18,000 and $7,500 in fiscal 2005 and 2004 respectively.

     Paul Laird, our President and Chief Executive Officer is an officer, director and principal shareholder of Natural Resource Group, Inc. ("NRG") and a manager of Natural Gas Gathering Group, LLC, the general partner of SDG, the partnership organized for the construction of the natural gas gathering line from the Company's Slater Dome Prospect in which the Company will hold a minimum 30% interest before payout and 25% interest after payout (see Item 1 Description of Business for a description of the distributions to be allocated according to the partnership agreement). Natural Gas Gathering Group, LLC will have a 10% carried interest in the natural gas gathering line from the Company's Slater Dome Prospect before payout and 25% after payout. Further, we have agreed to pay NRG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate our gas to the gathering pipeline.


Item 13. Exhibits


(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

     Exhibit No.                 Description

     31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Financial Statements

     See "Item 7. Financial Statements" table of contents on Page F-2.


Item 14. Principal Accountant Fees and Services

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

 Audit Fees

     The Company paid or will pay Stark Winter Schenkein & Co., LLP an aggregate of $10,000 for an audit of its 2005 financial statements.

Audit Related Fees

The Company paid or will pay Stark Winter Schenkein & Co., LLP an aggregate of $11,400 in fees for review of its quarterly financial statements for the first three quarters of the 2005 fiscal year.

All Other Fees

The Company paid or will pay Stark Winter Schenkein & Co., LLP an aggregate of $2,500 in fees in connection with a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission during fiscal 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEW FRONTIER ENERGY, INC.

                                            By: /s/ Paul G. Laird
                                              --------------------------
                                                Paul G. Laird, President

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: June 3, 2005                   /s/ Paul G. Laird
                                      -----------------
                                      Paul G. Laird, President, CEO and Director


 Date: June 3, 2005                   /s/ Les Bates
                                      -------------
                                      Les Bates,  Secretary/Treasurer,
                                      Principal Accounting &
                                      Financial Officer and Director


 Date: June 3, 2005                   /s/ Grant I. Gaeth
                                      ------------------
                                      Grant I. Gaeth, Director

                            NEW FRONTIER ENERGY, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS



                     FOR THE PERIOD ENDED FEBRUARY 28, 2005




                                TABLE OF CONTENTS
                                                                          Page
                                                                        --------

 Report of Independent Registered Public Accounting Firm                  F-1

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2005, and the results of its operations, and its cash flows for the years ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------


Denver, Colorado
May 26, 2005


                                      F-1




                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005



                                     ASSETS
CURRENT ASSETS
      Cash                                                              $ 2,299,740
      Accounts receivable, trade                                              9,517
      Prepaid expenses                                                        7,949
                                                                        -----------
            Total current assets                                          2,317,206
                                                                        -----------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $102,092                                               3,294,314
                                                                        -----------

OTHER ASSETS
      Other                                                                     434
                                                                        -----------
                                                                                434
                                                                        -----------

                                                                        $ 5,611,954
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $   458,329
      Dividends payable                                                      24,678
      Accrued expenses                                                       57,396
      Note payable, bank                                                    250,027
      Note payable, shareholder                                             250,000
                                                                        -----------
            Total current liabilities                                     1,040,430
                                                                        -----------


STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                   50
         Series B Convertible, 36,036 shares authorized
         32,175 issued and outstanding                                           32
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,254,451 shares issued and outstanding                            3,254
      Additional paid in capital                                          7,252,076
      Accumulated (deficit)                                              (2,683,888)
                                                                        -----------
                                                                          4,571,524
                                                                        -----------

                                                                        $ 5,611,954
                                                                        ===========


        See accompanying notes to the consolidated financial statements.
                                       F-2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Fiscal Year Ended
                                                     February 28,  February 29,
                                                         2005         2004
                                                     -----------   ------------
Operating revenues
       Oil and gas sales                             $    28,132    $    25,204
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             50,456         40,914
       Abandoned properties                                   --          5,672
       Lease operating expenses                          180,105         21,593
       General and administrative                        458,941        438,119
       Impairment loss                                        --         64,316
       Depreciation and amortization                      17,499         40,309
                                                     -----------    -----------
            Total operating expenses                     707,001        610,923
                                                     -----------    -----------

(Loss) from operations                                  (678,869)      (585,719)
                                                     -----------    -----------

Other income (expense)
       (Loss) on disposition of assets                    (1,606)       (70,276)
       Interest income                                     3,624          5,114
       Interest expense                                  (43,935)       (22,894)
                                                     -----------    -----------
            Other income (expense), net                  (41,917)       (88,056)
                                                     -----------    -----------

(Loss) before income taxes                              (720,786)      (673,775)

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                              (720,786)      (673,775)

Preferred stock dividends                                (63,021)            --
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (783,807)   $  (673,775)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.24)   $     (0.21)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,215,163      3,194,451
                                                     ===========    ===========





        See accompanying notes to the consolidated financial statements.
                                       F-3

                            NEW FRONTIER ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Series A Preferred         Series B Preferred
                                                       $.001 Par Value           $.001 Par Value
                                                     Shares       Amount        Shares       Amount
                                                  -----------   -----------   -----------   -----------

Balance, February 28, 2003                                 --   $        --            --   $        --

   Cash contributed by former parent                       --            --            --            --

   Former parent's stock issued
       for payment of debt                                 --            --            --            --

   Net (loss) for the year                                 --            --            --            --
                                                  -----------   -----------   -----------   -----------

Balance February 29, 2004                                  --            --            --            --

   Series A preferred stock                            50,000            50            --            --

   Series A preferred stock dividends                      --            --            --            --
   Issuance of common stock for
   accrued compensation                                    --            --            --            --

   Issuance of common stock warrants                       --            --            --            --

   Series B preferred stock                                --            --        32,175            32
   Less Series B preferred stock issuance costs            --            --            --            --

   Series B preferred stock dividends                      --            --            --            --

   Net (loss) for the year                                 --            --            --            --

                                                  -----------   -----------   -----------   -----------
Balance February 28, 2005                              50,000   $        50        32,175   $        32
                                                  ===========   ===========   ===========   ===========



        See accompanying notes to the consolidated financial statements.
                                      F-4



                            NEW FRONTIER ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (continued)


                                                       Common Stock            Additional
                                                     $.001 Par Value            Paid-in       Accumulated
                                                   Shares          Amount       Capital        (Deficit)       Total
                                                  -----------   -----------    -----------    -----------   ------------
Balance, February 28, 2003                          3,194,451   $     3,194   $ 3,393,680    $(1,226,306)   $ 2,170,568

   Cash contributed by former parent                       --            --       788,000             --        788,000

   Former parent's stock issued
       for payment of debt                                 --            --         6,562             --          6,562

   Net (loss) for the year                                 --            --            --       (673,775)      (673,775)
                                                  -----------   -----------    -----------    -----------    ----------

Balance February 29, 2004                           3,194,451         3,194     4,188,242     (1,900,081)     2,291,355

   Series A preferred stock                                --            --       249,950             --        250,000

   Series A preferred stock dividends                      --            --            --        (43,027)       (43,027)
   Issuance of common stock for
   accrued compensation                                60,000            60        44,940             --         45,000

   Issuance of common stock warrants                       --            --         8,000             --          8,000

   Series B preferred stock                                --            --     3,217,468             --      3,217,500
   Less Series B preferred stock issuance costs            --            --      (456,524)            --       (456,524)

   Series B preferred stock dividends                      --            --            --        (19,994)       (19,994)

   Net (loss) for the year                                 --            --            --       (720,786)      (720,786)

                                                  -----------    -----------    -----------  -----------    -----------
Balance February 28, 2005                           3,254,451   $     3,254   $ 7,252,076    $(2,683,888)   $ 4,571,524
                                                  ===========    ===========    ===========  ===========    ===========




        See accompanying notes to the consolidated financial statements.
                                      F-4b


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal Year Ended
                                                                            February 28,   February 29,
                                                                                2005          2004
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                              $  (720,786)   $  (673,775)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
         Depreciation and amortization                                           17,499         40,309
         Loss on disposition of assets                                            1,606         70,276
         Impairment of production payment receivable                                 --         64,316
         Accretion of interest on production payment                             (3,381)        (4,884)
         Abandonment of oil and gas property                                         --          5,672
         (Increase) decrease in assets:
           Accounts receivable, trade                                            (4,913)         6,044
           Accounts receivable, other                                                --          7,000
           Prepaid expense                                                        1,851         (1,800)
         Increase (decrease) in liabilities:
           Accounts payable                                                     444,199        (17,020)
           Accrued expenses                                                      (7,340)      (160,880)
                                                                            -----------    -----------

       Net cash (used in) in operating activities                              (271,265)      (664,742)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                 15,171        375,000
    Other assets                                                                  2,707            567
    Proceeds from disposition of production payment receivable                   30,000             --
    Purchase of property and equipment                                         (649,140)       (47,118)
                                                                            -----------    -----------

       Net cash provided by (used in) by investing activities                  (601,262)       328,449
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable-bank                                              (102,050)      (181,814)
    Proceeds from notes payable-shareholder                                     250,000          1,832
    Proceeds from issuance of preferred stock for cash                        3,467,500             --
    Expenses associated with the issuance of preferred stock and warrants      (456,524)            --
    Series A preferred stock dividends paid                                     (38,343)            --
    Repayment of employee advances                                               10,000             --
    Payments to former parent                                                        --       (210,629)
    Contributions to capital from former parent                                      --        788,000
    Advances from officer                                                            --        (19,500)
                                                                            -----------    -----------

       Net cash provided by financing activities                              3,130,583        377,889
                                                                            -----------    -----------

INCREASE IN CASH                                                              2,258,056         41,596

BEGINNING BALANCE                                                                41,684             88
                                                                            -----------    -----------

ENDING BALANCE                                                              $ 2,299,740    $    41,684
                                                                            ===========    ===========

Cash paid for interest                                                      $    37,275    $    57,890
                                                                            ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
       Issuance of common stock for accrued compensation                    $    45,000    $        --
       Issuance of warrants                                                 $     8,000    $        --
       Issuance of former parent company common stock to pay debt           $        --    $     6,562
       Vehicles transferred in exchange for accrued compensation, net       $        --    $    37,008





        See accompanying notes to the consolidated financial statements.
                                       F-5

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization
     ------------

     New Frontier Energy, Inc. ("New Frontier") was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is an oil and gas exploration company operating primarily in Colorado and Wyoming. The Company has completed the acquisition of leasehold interests in the Company's primary oil and gas prospect, has drilled sufficient wells on the prospect to establish that the prospect has merit and is currently awaiting the construction of a gathering pipeline in order to market the natural gas discovered.

     Effective February 6, 2002, Wyoming Oil & Minerals, Inc. ("Wyoming") completed a share exchange with the Company. Under the terms of the share exchange, the shareholders of the Company surrendered their shares in exchange for shares of Wyoming. The Company's shareholders became shareholders in Wyoming, and the Company became a wholly owned subsidiary of Wyoming until June 30, 2003.

     On June 30, 2003, Wyoming's Board of Directors approved a dividend to Wyoming's shareholders in the form of the common stock of its subsidiary, New Frontier. The dividend consisted of one share of New Frontier common stock for every four shares of common stock of Wyoming. Shareholders of record of Wyoming as of the close of business on June 30, 2003, the record date, were issued a certificate representing one share of New Frontier for each four shares of Wyoming they held at that date.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company's only subsidiary is Skyline Resources, Inc. ("Skyline") and it was merged into New Frontier effective the close of business on February 28, 2005.

     Revenue Recognition
     -------------------

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells.

     Accounts Receivable
     -------------------

     The Company uses the direct write off method for bad debts; that method expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk
     ----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At February 28, 2005, the Company's uninsured cash balance was $2,195,897.

     Fair Value of Financial Instruments
     -----------------------------------

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2005. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


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

     Depreciation and Amortization
     -----------------------------

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


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

     Stock Based Compensation
     ------------------------

     The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This standard requires the Company to adopt "fair value" method with respect to stock-based compensation. The Company accounts for employee stock options under the "intrinsic value" method, and furnishes the proforma disclosures required by SFAS No. 123.

     Recent Accounting Pronouncements
     --------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows."

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective and adopted by the Company beginning with the third quarter Form 10-QSB (November 30, 2005). SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which method it will use upon adoption. The Company has not yet completed their evaluation but expects the adoption SFAS No. 123(R) to have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure in Note 6.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the year ended February 29, 2004 may have been reclassified to conform to the current year presentation.

2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:



     Producing oil and gas royalties                         $   106,000
     Unproved oil and gas properties                           3,276,775
     Office furniture and equipment                               13,631
                                                             -----------
                                                               3,396,406
     Less accumulated depreciation and depletion                (102,092)
                                                             -----------

                                                             $ 3,294,314
                                                             ===========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005




     Total depreciation and depletion of property and equipment amounted to $17,499 and $40,309 for the years ended February 28, 2005 and February 29, 2004, respectively.

     In December 2004, the Company, together with the other working interest owners in the Nucla prospect, granted an option for two years for the purpose of evaluating the prospect and conducting a seismic program. The consideration, net of costs, for the option amounted to $15,171 to the Company's interest and the grantee will pay all lease rental obligations during the option period

3.   NOTES PAYABLE-BANK AND NOTES PAYABLE-SHAREHOLDER
     ------------------------------------------------

     The Company's notes payable are summarized as follows:

     Note payable - bank, due March 15, 2005 bearing interest at
     .75% above Wall Street Journal prime (6.5% at February 29,
     2004), collateralized by preferred stock of a third party.      $      250,027
                                                                     ==============

     Note payable - shareholder, due August 30, 2005 bearing
     interest at 18%, collateralized by lease and well equipment.    $      250,000
                                                                     ==============

     On August 30, 2004, the Company entered into a loan agreement with a shareholder pursuant to which the Company borrowed $250,000, at an interest rate of 18% per year, due on August 31, 2005. The Company collateralized the note by causing the Company's wholly owned subsidiary, Skyline Resources, Inc. to grant a security interest in its interest in the Albert and Evelyn Robidoux Oil and Gas Mineral Lease located in Moffat County, Colorado. In connection with the loan, the Company issued a warrant to purchase 75,000 shares of the Company's common stock at $1.50 per share expiring February 1, 2008. The fair value of the warrant was estimated to be $8,000 on the date of issuance utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the warrant is one year, expected volatility of 74%, risk free interest rate of 4.2% and no dividend yield. The value of the warrant is being amortized over the life of the loan.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     The note payable - bank was paid in full on March 15, 2005.

4.   INCOME TAXES
     ------------

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

     The provision (benefit) for income taxes consist of the following components:


                                      2005                       2004
                               ---------------            ---------------
          Current              $                          $          ---
                                          ---

        Deferred               $          ---             $          ---

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:


                                                   2005               2004
                                             ---------------    ---------------
       Deferred tax assets:
        Net operating loss carryforwards        $1,788,800        $ 1,253,426
                Deferred tax liabilities:
                  Property and equipment          (527,100)          (419,507)
                                             ---------------    ---------------
                                                 1,261,700            833,919
                Less valuation allowance        (1,261,700)          (833,919)
                                             ---------------    ---------------
                                                $      --          $       --
                                             ===============    ===============

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


     A reconciliation of the statutory U.S. federal rate and effective rates is as follows:



             Statutory U.S. federal rate                   34.00 %
             State income taxes                             4.95 %
                                                 ------------------
                        Total                               38.95%
                                                 ------------------
             Less: Effect of operating losses              (38.95%)
                                                 ------------------
                                                              ---%
                                                 ==================



     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from net operating losses.

     The Company has a consolidated tax loss carryforward of $4,592,600, which expires through 2023. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward, which may be utilized through expiration is not currently known but it is more likely than not that the tax loss carryforwards will not be utilized before expiration.

5.   STOCKHOLDERS' EQUITY
     --------------------

     Series A Convertible Preferred Stock

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of the Series A Preferred Stock. The issue price of the Series A Preferred Stock is $5.00 per share ("Issue Price.") Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock shall rank in parri

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     passu to the Series B Preferred Stock for payment of dividends, redemption and liquidation. The Series A Preferred Stock pays a cumulative, preferential cash dividend at the rate of 18% of the $5.00 issue price per year that is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the Series A Preferred Stock may convert any or all of the shares into shares of our Common Stock by dividing the Issue Price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $0.65 unless otherwise adjusted. If not sooner converted, all of the Series A Preferred Stock automatically converts into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. The outstanding shares of Series A Convertible Preferred Stock may be redeemed by the Company for an amount equal to the $5.00 per share issue price and any accrued and unpaid dividends upon not less than 15 days advance notice to the holders of the Series A Preferred Stock.

     Except as otherwise provided in the Series A Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series A Preferred Stock, and as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

     Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to the stated value ($5.00) of the Series A Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     If the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred Stock shall be distributed among the holders of the Series A Preferred Stock and the holders of the Series B Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

     During the year ended February 28, 2005, 50,000 shares of the Series A Preferred Stock were issued for cash of $250,000..

     During the year ended February 28, 2005, the Company paid cash dividends on the Series A Preferred Stock in the amount of $38,343 and accrued $4,685 as of February 28, 2005.

     Series B Convertible Preferred Stock

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share. The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing theissue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year that is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. Dividends on the Series B Preferred begin April 30, 2005.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     The Company issued 32,175 shares of the Series B Preferred Stock in connection with a private placement realizing gross proceeds of $3,217,500 offset by offering expenses in the amount of $456,524 resulting in proceeds to the Company of $2,760,976.

     The Series B Preferred Stock has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $0.65 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     Except as otherwise provided in the Series B Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series B Preferred Stock, and as otherwise required by law, the Series B Preferred Stock has no voting rights.

     Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. If the assets of the Company are insufficient to pay such amounts in full, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be distributed among the holders of the Series B Preferred Stock and the holders of the Series A Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



     On or after February 28, 2007, and in the event the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $1.30 (subject to adjustment), the Company may deliver notice to holders of the Series B Preferred Stock of the Company's irrevocable election to redeem all or part of the Series B Preferred Stock. The redemption price is to be an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. The Company must provide 30 days' written notice to the holders of the Series B Preferred Stock.

     As of February 28, 2005 there are 32,175 shares of the Series B Preferred Stock issued and outstanding.

     The Company has accrued dividends on the Series B Preferred in the amount of $19,994 as of February 28, 2005.

     Warrants

     During the year ended February 28, 2005, the board of directors approved the issuance of warrants to purchase common stock in connection with the note payable to shareholder, the Series A Preferred Stock and the Series B Preferred Stock. The changes in the outstanding stock purchase warrants during the year ended February 28, 2005 and February 29, 2004 are summarized as follows:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



                                 February 28, 2005             February 29, 2004
                                             Weighted                      Weighted
                                             Average                       Average
                                             Exercise                      Exercise
                                Shares       Price           Shares        Price
                                ---------------------------------------------------
       Beginning of period          37,083    $  4.00          46,625    $    4.00
       Granted                   5,100,000    $  1.50               -
       Exercised                         -                          -
       Expired                           -                     (9,542)   $    4.00
                                --------------           ---------------
       End of period             5,137,083    $  1.52          37,083    $    4.00
                                ==============           ===============


     Warrants to purchase 37,083 shares at $4.00 per share expired March 15, 2005.

     Series A Convertible Preferred Stock and Note Payable Warrants

     The Company issued warrants to purchase 150,000 shares of its common stock in connection with the note payable to shareholder and the issuance of the Series A Convertible Preferred Stock. The estimated fair value of these warrants is $16,000 and was determined using the Black - Scholes Model, using the assumptions described above in Note 3. Of the total, $8,000 has been recorded as prepaid loan fees and amortized over the life of the loan. These warrants expire February 1, 2008.

     Series B Convertible Preferred Stock Warrants

     The Company issued 4,950,000 warrants in connection with the Series B Convertible Preferred Stock placement. The Warrants provide the warrant holder the right to purchase shares of the Company's Common Stock at an exercise price of $1.50. Each Warrant expires February 1, 2008.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.50 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     In the event the shares of Common Stock underlying the Warrants are subject to an effective registration statement that has been continuously effective for a minimum of 30 days and the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $3.50 (subject to adjustment), the Company may redeem the Warrants upon 30 days' written notice to the holders of the Warrants at a redemption price of $0.01 per Warrant Share.

     Placement Agent Warrant

     In connection with the offer and sale of the Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Convertible Preferred offering at a purchase price of $13,000 per Unit (the "Placement Agent Warrant"). Each Unit consisting of (i) $13,000 of 12% Series B Cumulative Convertible Preferred Stock, par value $0.001 (the "Preferred"), convertible into 20,000 shares (the "Shares") of common stock of the Company, par value $0.001, ("Common Stock") at the rate of $0.65 per Share; and (ii) a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.50 per share (the "Warrants"). The Placement Agent Warrant expires on February 1, 2008. As the placement agent has not exercised their right to purchase the units, the placement agent warrants are not included in the table.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     Contributions to Capital

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


6.   EQUITY INCENTIVE PLAN
     ---------------------

     Stock Option Plan

     On June 6, 2003, the Board of Directors adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan ("The Plan"). The Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to employees, consultants, directors and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by the Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013. As of February 29, 2004, options to purchase a total of 50,000 shares of common stock at an exercise price of $1.00 per share have been granted to two officers pursuant to the Plan. In October 2004, the Company granted 100,000 share options to each of three employees and a director exercisable at $0.75 per share pursuant to the stock option and stock grant plan. The Company's common stock was trading at $0.47 per share on the date of the grant. The options vest immediately and expire ten years from date of grant. The changes in the outstanding stock options during the years ended February 28, 2005 and February 29, 2004 are summarized as follows:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


                                      February 28, 2005              February 29, 2004
                                                  Weighted                        Weighted
                                                  Average                         Average
                                                  Exercise                        Exercise
                                      Shares      Price             Shares        Price
                                    -----------------------------------------------------------

           Beginning of period          50,000     $    1.00
                  Granted              400,000     $    0.75         50,000      $    1.00


                  Exercised                  -                            -


                  Expired                    -                            -
                                    ------------                --------------

                  End of period       450,000      $    0.78         50,000      $    1.00
                                    ============                ==============

         Unoptioned shares at year
         end                          175,000                        575,000
                                    ============                ==============

         Number of shares
         exercisable                  450,000                         50,000
                                    ============                ==============


     At February 28, 2005 the weighted average remaining contractual life for the $1.00 options is 8.37 years and the weighted average remaining contractual life for the $0.75 options is 9.66 years.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


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

                                                                  Year              Year
                                                                  Ended             Ended
                                                               February 28,      February 29,
                                                                  2005               2004
                                                               ------------------------------
      Net (loss) as reported                                   $(720,786)         $(673,775)


      Preferred stock dividends                                  (63,021)                --
                                                                ---------------------------
      Net (loss) attributable to common shareholders            (783,807)          (673,775)
      Less:
      Stock-based employee compensation
      determined under fair value based methods
      net of related tax effects                                (141,360)                --
                                                               ----------------------------
      Pro forma net (loss)                                     $(925,167)         $(673,775)
                                                               ============================
      Earnings per share:

      Basic and diluted, as reported                           $   (0.24)         $   (0.21)
                                                               ============================

      Basic and diluted, pro forma                             $   (0.29)         $   (0.21)
                                                               ============================

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


     On May 13, 2005 the Company issued 10 year stock options in the aggregate of 150,000 shares under the incentive stock option plan to its executive officers at an exercise price of $1.15. The Company's stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options is 10 years, expected volatility of 93%, risk free interest rate of 4.2% and no dividend yield. The weighted average fair value for the options granted was approximately $1.02.



7.   COMMITMENTS
     -----------

     Laws and Regulations

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     Employment Agreements

     The Company has written employment agreements with our two executive officers. Pursuant to their employment agreements said officers devote such time as each deems necessary to perform their duties to the Corporation and are subject to conflicts of interest. The employment agreements expire on February 29, 2008; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to the employment agreements, they each receive base salary compensation in the amount of $85,000 per annum, adjusted annually at the rate of inflation as measured under the federal Consumer Price Index, or Five Thousand Dollars ($5,000), whichever is greater. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

     The employment agreements contain provisions under which the Company will be obligated to pay the executive officers all compensation for the remainder of their employment agreements and 2.99 times their annual salary if a change of control as defined in the agreements occur.

     The Company is obligated under a month to month lease in the amount of $420 per for office space and obligated for $1,500 per month under a lease for office space expiring September 30, 2005, or a total of $10,500 remaining on the lease

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


8.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties together with a production payment receivable. Impairment charged to operations for the fiscal year ended February 29, 2004 was $64,316 and $ 0 in the fiscal year ended February 28, 2005.

9.   RELATED PARTIES
     ---------------

     The Company executed a new office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of the president, effective October 1, 2003 for a one-year term, which was renewed for an additional year in 2004 under the same terms and conditions. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $18,000 and $7,500 in fiscal 2005 and 2004 respectively.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     The Company paid a corporation controlled by one of the directors for geologic consulting $12,000 and $8,000 in fiscal 2005 and 2004 respectively.

     During fiscal 2005, the Company issued 60,000 shares of its $0.001 par value common stock to two of its directors in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003 when the directors were also the Company's operating officers. Market value of the Company's common stock on the date of issue was $0.47 per share. The difference between the market value of the stock and the accrued compensation was credited to additional paid-in capital.

     Skyline shared office space with a company owned by an affiliate of Skyline's president during fiscal 2004. The Company paid $6,807 to the related party in fiscal 2004. The Company believes that these transactions were on terms no less favorable than could be obtained from an unaffiliated third party. In fiscal 2005, Skyline leased its office space from an independent third party.

     During fiscal 2004, the Company transferred two vehicles, with a cost basis of $75,701 and accumulated depreciation of $24,397, to two former officers and directors and reduced accrued compensation by $45,000. The net proceeds to the Company were $37,008, net of payroll taxes. The Company recognized a loss in the amount of $15,295.

     During fiscal 2004, the Company transferred office furniture and equipment with a cost basis of $11,315 and accumulated depreciation of $6,336 to an entity managed by two former officers and current directors in exchange for $5,000 in consulting from that entity.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


10.  SALE OF OIL AND GAS PROPERTIES AND PRODUCTION PAYMENT RECEIVABLE
     ----------------------------------------------------------------

     When Wyoming transferred assets to the Company, the Company received a promissory note with a face amount of $160,000 collateralized by the oil and gas properties. The note bears an imputed interest rate of 6%. In November 2003, the note was amended to reduce the face amount due to $45,000. The Company received $568 on the production payment in the fiscal year ended February 29, 2004. Consequently, the Company recorded additional impairment on the production payment receivable as of February 29, 2004. At February 29, 2004, the production payment receivable was recorded at its estimated realizable value of $30,000. After giving effect to the imputed interest and costs associated with the sale, the Company recognized total impairment costs of $64,316 on the production payment receivable during the year ended February 29, 2004. In September, 2004, the Company entered into an agreement with an unrelated party to sell the production payment receivable carried at $31,606 for $30,000 incurring a loss of $1,606 in the year ended February 28, 2005.

11.  PURCHASE AND SALE AGREEMENT
     ---------------------------

     On February 23, 2004, the Company as "Seller" entered into a Purchase and Sale Agreement with a Wyoming corporation to sell certain oil and gas properties located in Johnson County, Wyoming. The purchaser agreed to assume all liabilities in connection with the purchase of the properties including any and all plugging costs, environmental cleanup costs, site restoration costs, or any other cost or liabilities that may result in the future. To assist in defraying these potential costs, the Company agreed to pay Purchaser the sum of $15,000 at closing. In addition, the Company paid a finder's fee of $5,000 to a third party, which resulted in the Company recognizing a loss of $55,000 on the transaction.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005


12.  MARKET RISK
     -----------

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.

13.  SUBSEQUENT EVENTS
     -----------------

     Investment in Slater Dome Gathering LLLP

     The Company invested $1,000,000 for a limited partnership interest in Slater Dome Gathering, LLLP ("SDG"), the partnership organized for the proposed construction of the natural gas gathering line from the Company's Slater Dome Prospect that will transport the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The Company's President and Chief Executive Officer is a principal member of Natural Resource Group Gathering, LLC ("NRGG"). NRGG is the general partner of SDG. The Company will receive a minimum of a 30% limited partnership interest in SDG until payout and 25% after payout. The Partnership Agreement provides that distributions will be allocated (i) First, to Natural Resource Group Gathering, LLC, the General Partner of the Partnership (the "General Partner") in the amount of the Out of Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs;
     (ii) Second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests) and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) Thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. NRGG has a 10% and 25% carried interest before and after payout respectively. NRGG will receive a project management of $200,000 and will receive an operating management fee of 1% of the invested capital for the first 12 months the pipeline is in operation and 2% of gross receipts thereafter. Further, the Company, along with the other working interest owners at Slater Dome, have agreed to pay SDG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005

     Stock Option Plan

     On May 13, 2005 the issued 10 year stock options aggregating 150,000 shares under the incentive stock option plan to its executive officers at an exercise price of $1.15. The Company's stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 93%, risk free interest rate of 4.2% and no dividend yield. The fair value for the options granted was approximately $1.02 per share.

     Restricted Stock Award

     On May 19, 2005, the granted restricted stock awards of 100,000 shares of its $0.001 par value Common Stock to each of its two executive officers as compensation for services. The Company's common stock closed at $1.17 on that day.

14.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
     -------------------------------------------------

     Capitalized Costs

     Capitalized costs relating to the Company's oil and gas producing activities as of February 28, 2005 are as follows:



    Producing overriding royalty interests       $   106,000
    Unproved properties                            3,276,774
                                                 -----------
                                                 $ 3,382,774
                                                 ===========
    Accumulated depreciation and depletion       $    98,177
                                                 ===========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



     Costs incurred in oil and gas property acquisition, exploration and development activities


     Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the year ended February 28, 2005 (all in the United States):

          Property acquisition costs:
            Proved properties                            ---
            Unproved properties                      133,353
            Exploration costs                         50,456
            Development costs                        510,106



Results of operations for oil and gas producing activities

     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the year ended February 28, 2005 (all in the United States):


                Revenues                   $  28,132
                Production costs            (180,105)
                Exploration costs            (50,456)
                Depletion                    (15,367)
                                          -----------
                Total                     $ (217,796)
                                          ===========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2005



Oil and Gas Reserve Quantities

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