Form 10QSB
period 2005-05-31
NEW FRONTIER ENERGY INC
filed 2005-07-15
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended May 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


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

                                       N/A
                                ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [  ]

As of July 14, 2005, 3,518,201 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.   Balance Sheet (unaudited) at May 31, 2005                            1

          Statements of Operations (unaudited) for the three
          months ended May 31, 2005 and 2004                                   2

          Statements of Cash Flows (unaudited) for the
          three months ended May 31, 2005 and 2004                             3

          Notes to Financial Statements (unaudited)                            4

Item 2.   Management's Discussion and Analysis or Plan of Operations          10

Item 3.   Controls and Procedures                                             13

Part II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   13

Item 2.   Unregistered Sales of Equity Securities and use of proceeds         13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters of a Vote of Security Holders                 13

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

EXHIBITS



                            NEW FRONTIER ENERGY, INC.
                                  BALANCE SHEET
                                  MAY 31, 2005
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $   339,585
      Accounts receivable, trade                                              8,258
      Prepaid expenses                                                       31,687
                                                                        -----------
            Total current assets                                            379,530
                                                                        -----------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $110,048                                               3,254,572
                                                                        -----------

OTHER ASSETS
      Investment in Slater Dome Gathering, LLLP                           1,000,000
      Other                                                                     421
                                                                        -----------
                                                                          1,000,421
                                                                        -----------

                                                                        $ 4,634,523
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $   138,548
      Dividends payable                                                      68,293
      Accrued expenses                                                       32,206
      Note payable, shareholder                                             250,000
                                                                        -----------
            Total current liabilities                                       489,047
                                                                        -----------


STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A 18% Convertible, 100,000 shares authorized
         50,000 shares issued and outstanding                                    50
         Series B 12% Convertible, 36,036 shares authorized
         31,915 shares issued and outstanding                                    32
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,494,451 shares issued and outstanding                            3,494
      Additional paid in capital                                          7,476,961
      Accumulated (deficit)                                              (3,335,061)
                                                                        -----------
                                                                          4,145,476
                                                                        -----------

                                                                        $ 4,634,523
                                                                        ===========


         See accompanying notes to the unaudited financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended
                                                       May 31,        May 31,
                                                        2005           2004
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $     7,581    $     3,322
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             16,564         16,928
       Lease operating expenses                          115,453            213
       General and administrative                        163,608        122,006
       Restricted common stock award                     234,000             --
       Depreciation, depletion and amortization            7,969          2,754
                                                     -----------    -----------
            Total operating expenses                     537,594        141,901
                                                     -----------    -----------

(Loss) from operations                                  (530,013)      (138,579)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     1,437          1,530
       Interest expense                                  (13,990)        (4,140)
                                                     -----------    -----------
            Other income (expense), net                  (12,553)        (2,610)
                                                     -----------    -----------

(Loss) before income taxes                              (542,566)      (141,189)

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                           $  (542,566)   $  (141,189)

Preferred stock dividends                               (108,605)        (8,014)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (651,171)   $  (149,203)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.20)   $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,283,581      3,194,451
                                                     ===========    ===========






         See accompanying notes to the unaudited financial statements.
                                        2



                            NEW FRONTIER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     Three Months Ended
                                                                                   May 31,          May 31,
                                                                                   2005              2004
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                   $  (542,566)   $  (141,189)
    Adjustments to reconcile net (loss) to net cash
       Provided by (used in) operating activities:
         Depreciation, depletion and amortization                                      7,969          2,754
         Accretion of interest on production payment                                      --         (1,449)
         Issuance of restricted  common stock award                                  234,000             --
         (Increase) decrease in assets:
           Accounts receivable                                                         1,259          2,028
           Prepaid expense                                                           (23,738)        (4,074)
         Increase (decrease) in liabilities:
           Accounts payable                                                         (274,747)        13,359
           Accrued expenses                                                          (25,190)       (39,850)
                                                                                 -----------    -----------

       Net cash (used in) operating activities                                      (623,013)      (168,421)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Other assets                                                                          --           (420)
    Investment in Slater Dome Gathering LLLP                                      (1,000,000)
    Purchase of property and equipment                                               (13,249)       (68,830)
                                                                                 -----------    -----------

       Net cash (used in) investing activities                                    (1,013,249)       (69,250)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                        (250,027)       (33,551)
    Issuance of preferred stock and warrants for cash                                     --        250,000
    Expenses associated with the issuance of preferred stock and warrants             (8,875)            --
    Preferred stock dividends paid                                                   (64,991)        (4,191)
    Repayment of employee advances                                                        --          3,400
                                                                                 -----------    -----------

       Net cash (used in) provided by financing activities                          (323,893)       215,658
                                                                                 -----------    -----------

(DECREASE) IN CASH                                                                (1,960,155)       (22,013)

BEGINNING BALANCE                                                                  2,299,740         41,684
                                                                                 -----------    -----------

ENDING BALANCE                                                                   $   339,585    $    19,671
                                                                                 ===========    ===========

Cash paid for interest                                                           $     8,153    $       733
                                                                                 ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
       Restricted common stock award                                             $   234,000    $        --
       Series B preferred stock converted to common                              $        40    $        --
       Reduction of property and equipment arising from a decrease in accounts
         payable for oil and gas leases that were not issued                     $    45,033    $        --
       Issuance of warrants                                                                     $     8,000




         See accompanying notes to the unaudited financial statements.

                            NEW FRONTIER ENERGY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  May 31, 2005

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

     During the three months ended May 31, 2005, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP which owns an 18-mile gas gathering line that transports the Company's natural gas from the Slater Dome Prospect to a Questar transportation line in Baggs, Wyoming. The Company began selling gas in June 2005.

     Principles of Consolidation
     ---------------------------

     The 2004 financial statements include the accounts of the Company and its former wholly owned subsidiary, Skyline Resources, Inc., which was merged into New Frontier effective the close of business on February 28, 2005. All significant intercompany accounts and transactions in 2004 were eliminated.

     Unaudited Statements
     --------------------

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2005 included in the Company's annual report on Form 10-KSB.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three months ended May 31, 2004 have been reclassified to conform to the current period presentation.


2.   STOCKHOLDERS' EQUITY
     --------------------

     Reverse Split
     -------------

     On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of common stock to stockholders of record in order to facilitate the marketability and liquidity of the common stock based on the current market conditions and other relevant factors. The share and loss per share amounts for the three months ended May 31, 2004, have been adjusted for the split.

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of the Series A 18% Convertible Preferred Stock (the "Series A Preferred Stock") . The issue price of the Series A Preferred Stock is $5.00 per share ("Issue Price.") Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock shall rank in parri passu to the Series B Preferred Stock for payment of dividends, redemption and liquidation. The Series A Preferred Stock pays a cumulative, preferential cash dividend at the rate of 18% of the Issue Price per year that is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the Series A Preferred Stock may convert any or all of the shares into shares of our Common Stock by dividing the Issue Price of the aggregate number of shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $0.65. If not sooner converted, all of the Series A Preferred Stock automatically converts into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. The outstanding shares of Series A Convertible Preferred Stock may be redeemed by the Company for an amount equal to the $5.00 per share issue price and any accrued and unpaid dividends upon not less than 15 days advance notice to the holders of the Series A Preferred Stock.

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

     During the quarter ended May 31, 2004, 50,000 shares of the Series A Preferred Stock were issued for cash of $250,000.

     During the quarters ended May 31, 2005 and 2004, the Company paid cash dividends on the Series A Preferred Stock in the amount of $7,521 and $4,192 respectively: Accrued dividends were $3,822 and $3,822 as of May 31, 2005 and 2004 respectively.


     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share. The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. Dividends on the Series B Preferred Stock began on April 30, 2005.

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

     During the three months ended May 31, 2005, holders of 260 shares of Series B Preferred Stock converted the shares into 40,000 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of May 31, 2005, there were 31,915 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid cash dividends on the Series B Preferred Stock in the amount of $52,786 and accrued $64,471 as of May 31, 2005.

     Stock Option Plan

     On May 13, 2005, the Company issued 10 year stock options aggregating 150,000 shares under the incentive stock option plan to its executive officers at an exercise price of $1.15. The Company's stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 93%, risk free interest rate of 4.2% and no dividend yield. The fair value for the options granted was approximately $1.02 per share.

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

                                                              Quarter      Quarter
                                                               Ended        Ended
                                                              May 31,       May 31,
                                                               2005         2004
                                                          -------------------------
         Net (loss) as reported                           $  (542,566)  $ (141,189)
         Preferred stock dividends
                                                             (108,605)      (8,014)
                                                          -------------------------
         Net (loss) attributable to common shareholders      (149,203)    (651,171)
         Deduct:
           Total stock-based employee compensation
           determined under fair value based methods
           net of related tax effects
                                                             (152,591)          --
                                                          -------------------------
         Pro forma net (loss)                             $  (803,762)  $ (149,203)
                                                          =========================

         Earnings per share:

           Basic and diluted as reported                  $   (0.20)    $  (0.05)
                                                          =========================

           Basic and diluted  pro forma                   $   (0.24)    $  (0.05)
                                                          =========================


     Restricted Stock Award
     ----------------------

     On May 19, 2005, the Company granted restricted stock awards, which vested on that date, of 100,000 shares of its $0.001 par value Common Stock to each of its executive officers as compensation for services. The Company's common stock closed at $1.17 on that day.

3.   RELATED PARTIES
     ---------------

     The Company paid $4,500 during the quarters ended May 31, 2005 and 2004 respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $4,500 and $3,000 for geological consulting during the quarters ended May 31, 2005 and 2004 respectively.

     During the quarter ended May 31, 2005, the Company invested $1,000,000 for a limited partnership interest in Slater Dome Gathering, LLLP ("SDG"), the partnership organized for the proposed construction of the natural gas gathering line from the Company's Slater Dome Prospect that will transport the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The Company's President and Chief Executive Officer is a manager of Natural Resource Group Gathering, LLC ("NRGG" or the "General Partner"). NRGG is the general partner of SDG. The Company will receive a minimum of a 30% limited partnership interest in SDG until payout and 25% after payout. The Partnership Agreement provides that distributions will be allocated (i) First, to the General Partner in the amount of the Out of Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) Second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests) and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) Thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. NRGG has a 10% and 25% carried interest before and after payout respectively. NRGG will receive a project management fee of $200,000 and will receive an operating management fee of 1% of the invested capital for the first 12 months the pipeline is in operation and 2% of gross receipts thereafter. Further, the Company, along with the other working interest owners at our property located at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline.

4.   SUBSEQUENT EVENTS

     The Board of Directors authorized the issuance of 3,750 shares of common stock to a corporation controlled by one of the directors in payment for services in the amount of $4,500 accrued at May 31, 2005. The Company's common stock closed at $1.20 per share on the date of the authorization.

     The Board of Directors authorized the issuance of 20,000 shares of common stock to an unrelated third party in consideration for geological services rendered in the amount of $24,000; the Company's common stock closed at $1.20 per share on the date of the authorization.

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

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 28, 2005, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2005.

General

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at May 31, 2005, changes in our financial condition since February 28, 2005, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2005 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2005.


Results of Operation: Three months ended May 31, 2005 compared to the three months ended May 31, 2004

     For the three months ended May 31, 2005, we reported a net loss attributable to common shareholders of $651,171, or $0.20 per share, on revenue of $7,581. This compares to a net loss of $149,203, or $.05 per share, on revenue of $3,322, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we establish stable production levels of gas from the Slater Dome Prospect.

     Revenues for the three months ended May 31, 2005 were $7,581 compared with $3,322 the first fiscal quarter of 2003, an increase of $4,259 or 128.2%. Our only producing properties during the three months ended May 31, 2005 and 2004 were those in which we have an overriding royalty interest. The change results from increased production quantities and an increase in the price of oil and is considered normal in the ordinary course of business.

     Exploration costs during the three months ended May 31, 2005 were $16,564 compared with $16,928 for the comparable period in 2004, a decrease of $364, or 2.2%. The fluctuation is considered normal in the ordinary course of business.

     Lease operating costs were $115,453 during the three months ended May 31, 2005 as compared to $213 for the comparable period in 2004, an increase of $115,240, or 54103.29%. The change arises because the wells at the Slater Dome Prospect were dewatering in anticipation of production in the second quarter of this fiscal year together with the fact that the operating costs during the three month period ended May 31, 2004 were born by the operator, Cedar Ridge, LLC, in accordance with the sale by the Company to Cedar Ridge of a 36.67% working interest in the Slater Dome Prospect in April 2003.

     Restricted stock award compensation increased $234,000 as a result of the issuance of 200,000 shares of common stock issued to our executive officers in the three months ended May 31, 2005 and there were no awards in the comparable period ended in 2004.

     General and administrative expenses were $163,608 for the first three months ended May 31, 2005, compared to $122,006 for the three months ended May 31, 2004, an increase of $41,602, or 34.1%. The following table summarizes the major components of the fluctuations:

                    Salaries                 $      1,438
                    Professional fees              20,228
                    Insurance                       4,224
                    Travel                         12,657
                    Miscellaneous                   3,055
                                             -------------
                                             $     41,602
                                             =============

Salaries increased $1,438 as a result of the increase of a part time clerical staff member. Professional fees increased as a result of additional expense associated with land work on potential property acquisitions in the amount of $9,225, increased auditing fees of $7,682 offset by decreased legal expense of $3,832. During the three months ended May 31, 2005, travel increased by $12,657 as compared with the same period in 2004 as a result of travel associated with fundraising activities as well as expenses for the Company's contract land person who was researching titles on leases. Miscellaneous other expenses increased $3,055 in the three months ended May 31, 2005 as compared to the comparable period in 2004 and is considered normal in the ordinary course of business.

     Depreciation, depletion and amortization expenses were $7,969 for the three months ended May 31, 2005, compared to $2,754 for the three months ended May 31, 2004, an increase of $5,215, or 189.4%. The increase is primarily the result of increased oil and gas production in the current quarter compared to the previous quarter.

     Interest income was $1,437 during the three months ended May 31, 2005 compared with $1,530 during the three months ended May 31, 2004, a decrease of $93 or 6% and the fluctuation is considered normal in the ordinary course of business.

     Interest expense was $13,990 for the three months ended May 31, 2005 compared to $4,140 during the three months ended May 31, 2004, an increase of $9,850, or 237.9%. The increase is a direct result of an increase in notes payable, shareholder in the amount of $250,000 which was not present at May 31, 2004.

     During the three months ended May 31, 2005, the Company charged dividends on the Series A Preferred Stock and the Series B Preferred Stock in the amount of $108,605 to the loss attributable to common shareholders as compared to $8,014 for the comparable period in 2004. The Series B Preferred Stock was not issued until the last quarter of the year ended February 28, 2005 and accordingly, the dividends attributable to those shares were not present in the three month ended May 31, 2004.

Liquidity and Capital Resources

     At May 31, 2005, we had a deficit in working capital of $109,517, consisting of current assets of $379,530 and current liabilities of $489,047. Our working capital position at May 31, 2005 decreased by $1,386,293 from fiscal year end February 28, 2005; the principal reason for the decrease is the investment in limited partnership interests in Slater Dome Gathering, LLLP in the amount of $1,000,000, payment of bank debt of $253,483 together with a net reduction in other liabilities of $23,293. As a result of the deficit in working capital, the Company is still dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to continue in operations over the long term.

     Current assets decreased $1,937,676 or approximately 83.6%, between year-end February 28, 2005 and May 31, 2005. Cash decreased $1,960,155 during that time, or approximately 85.2%. The trade accounts receivable decreased $1,259 in the normal course of business. Prepaid expenses increased $23,736 because the Company incurred additional prepaid expenses that were not completely amortized as of May 31, 2005.

     Current liabilities decreased $551,383, or approximately 53.0%, between year-end February 28, 2005 and May 31, 2005. The note payable, bank decreased $250,027 because the debt was paid in full in March 2005. Accounts payable decreased $319,781, or 69.8% and such decrease is considered normal in the ordinary course of business. Dividends payable increased $43,614, or 176.7% because the Company had an increase in outstanding preferred stock amounting to $3,217,500 as compared to 2004. Accrued expenses decreased $25,190, or 43.9% as a result of a decrease in accrued compensation in the amount of $26,765 offset by increases in other accruals of $1,575.

     Management believes that due to the potential reserves and production of natural gas from our Slater Dome property, and the current natural gas prices and the domestic supply of natural gas, our current position is expected to be sufficient to meet our capital and operating requirements for the next twelve months

Item 3.  Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out by New Frontier Energy, Inc., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and use of proceeds

     On June 28, 2005, the Company issued 3,750 shares of its $0.001 par value common stock (the "Common Stock") to an entity that is an affiliate of a director of the Company as compensation for $4,500 for accrued services. Further, on June 28, 2005, the Board of Directors authorized the issuance of 20,000 shares of Common Stock as compensation to a nonaffiliated entity for geological and geophysical consulting services. As of the date of this Quarterly Report, the 20,000 shares have not been issued. The 3,750 shares and the 20,000 shares of Common Stock are referred to herein as the Shares. The Shares have been valued at $1.20 per share, which was the closing price of the Common Stock on June 28, 2005. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters of a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.


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

     (b)  Reports on Form 8-K:

          1. March 1, 2005, entry into a Material Definitive Agreement. Effective New Frontier Energy, Inc. (the "Corporation") entered into amended employment agreements with Paul G. Laird, the Corporation's President and Chief Employee Officer and Les Bates, the Corporation's Secretary/Treasurer, Principal Accounting Officer and Chief Financial Officer

          2. May 19, 2005, New Frontier Energy, Inc. (the "Corporation") issued a press release announcing the investment of an aggregate of $1,000,000 in a private offering of Class A limited partnership interests (the "Investment") in Slater Dome Gathering, LLLP ("SDG"). SDS has built a 18 mile gathering line to collect gas from wells capable of producing gas in the Slater Dome/Coal Bank Draw Prospect

          3. On June 7, 2005, New Frontier Energy, Inc. (the "Corporation") issued a press release announcing the connection to Questar gas transportation hub south of Baggs, Wyoming and the commencement of production from its Slater Dome Prospect.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       New Frontier Energy, Inc.


Date: July 14, 2005                    By:  /s/ Paul G. Laird
                                            --------------------------------
                                                Paul G. Laird, President and
                                                Chief Executive Officer


                                      By:  /s/ Les Bates
                                           ----------------------------------
                                           Les Bates, Chief Financial Officer