Form 10QSB/A
period 2005-05-31
NEW FRONTIER ENERGY INC
filed 2005-09-19
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended May 31, 2005

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-50472

                            NEW FRONTIER ENERGY, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                     84-1530098
            --------                                     ----------
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

                                      N/A
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

As of September 14, 2005, 3,538,201 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at May 31, 2005          1

            Consolidated Statements of Operations (unaudited) for the
            three months ended May 31, 2005 and 2004                        2

            Consolidated Statements of Cash Flows (unaudited) for the
            three months ended May 31, 2005 and 2004                        3

            Notes to Consolidated Financial Statements (unaudited)          4

Item 2.     Management's Discussion and Analysis or Plan of Operations     10

Item 3.     Controls and Procedures                                        14

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              14

Item 2.     Changes in Securities                                          14

Item 3.     Defaults Upon Senior Securities                                14

Item 4.     Submission of Matters of a Vote of Security Holders            14

Item 5.     Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 16

EXHIBITS



                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005
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
                                                                        -----------
                                                                          4,145,476
                                                                        -----------

                                                                        $ 4,634,523
                                                                        ===========


         See accompanying notes to the unaudited financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended
                                                       May 31,        May 31,
                                                        2005           2004
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $     7,581    $     3,322
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             16,564         16,928
       Lease operating expenses                          115,453            213
       General and administrative                        163,608        122,006
       Restricted stock award                            234,000             --
       Depreciation, depletion and amortization            7,969          2,754
                                                     -----------    -----------
            Total operating expenses                     537,594        141,901
                                                     -----------    -----------

(Loss) from operations                                  (530,013)      (138,579)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     1,437          1,530
       Interest expense                                  (13,990)        (4,140)
                                                     -----------    -----------
            Other income (expense), net                  (12,553)        (2,610)
                                                     -----------    -----------

(Loss) before income taxes                              (542,566)      (141,189)

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                           $  (542,566)   $  (141,189)

Preferred stock dividends                               (108,605)        (8,014)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (651,171)   $  (149,203)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.20)   $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,283,581      3,194,451
                                                     ===========    ===========






         See accompanying notes to the unaudited financial statements.
                                        2



                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
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

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005

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

     During the three months ended May 31, 2005, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized for the proposed construction of the natural gas gathering line from the Company's Slater Dome Prospect that will transport the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. . The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004 and was inactive until it received its initial funding on May 18, 2005.

     Principles of Consolidation
     ---------------------------

     The 2004 financial statements include the accounts of the Company and its former wholly owned subsidiary, Skyline Resources, Inc. ("Skyline"), which was merged into New Frontier effective the close of business on February 28, 2005. The May 31, 2005 financial statements include the accounts ofSDG. All significant intercompany accounts and transactions in 2004 and 2005 were eliminated.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates Slater Dome Gathering, LLLP under the provisions of FIN46-R (see Note 4).

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

     Stock Option Plan
     -----------------

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

                                                        Quarter      Quarter
                                                         Ended        Ended
                                                        May 31,      May 31,
                                                         2005         2004
                                                      ------------------------
     Net (loss) as reported                           $(542,566)   $  (141,189)
     Preferred stock dividends
                                                       (108,605)        (8,014)
                                                      ------------------------
     Net (loss) attributable to common shareholders    (651,171)      (149,203)

     Deduct:
       Total stock-based employee compensation
       determined under fair value based methods
       net of related tax effects
                                                       (152,591)          --
                                                      ------------------------
     Pro forma net (loss)                             $(803,762)   $  (149,203)
                                                      ========================

     Earnings per share:

       Basic and diluted as reported                  $   (0.20)   $    (0.05)
                                                      ========================

       Basic and diluted  pro forma                   $   (0.24)   $     (0.05)
                                                      ========================


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

4.   SLATER DOME GATHERING, LLLP
     ---------------------------

     In March 2005, the Company advanced $1,000,000 to Natural Resource
     Group Gathering LLC ("NRGG"), the general partner of SDG. In May 2005, NRGG contributed the pipeline and the $1,000,000 obligation to the Company to

     SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into a limited partnership interest in SDG. At May
     31, 2005, the Company owned 77% of the limited partnership interests and accordingly, 69% of SDG. SDG is considered a variable interest entity under FIN 46R, and has been consolidated effective March 31, 2005. As of March 31, 2005, SDG had no assets, liabilities or results of operations. The creditors of SDG do not have recourse to the general credit of the Company. In July 2005, the Company invested an additional $600,000 which brought its ownership in the limited partnership interest up to 80% and accordingly, 72% of SDG.

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

5.   SUBSEQUENT EVENTS
     -----------------

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

     On July 22, 2005, New Frontier Energy, Inc. (the "Company") held a closing on the sale (the "Offering") to accredited investors of an aggregate of 92investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5%two-year Convertible Debentures, convertible into 25,000 shares of the $0.001par value common stock (the "Common Stock") of New Frontier Energy at the rate of $1.20 per share (the "Debentures"), and (ii) a three-year warrant to purchase12,500 shares of Common Stock of New Frontier Energy at an exercise price of$2.00 per share (the "Warrants").

     The interest for the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $1.20 in interest due. The Warrants are exercisable at $2.00 per common share and have a call feature provided that the Company's common stock has been trading at not less than $4.50 per share for twenty consecutive trading days and the underlying shares are subject to an effective registration statement that has been continuously effective for a minimum of thirty days.

     On July 25, 2005, the Company entered into a Placement Agent Agreement with Westminster Securities Corporation ("Westminster" or the "Placement Agent"), pursuant to which Westminster would act as the exclusive placement agent for the Company with respect to the Offering. For acting as Placement Agent, Westminster or its designees received 184,000 shares of Common Stock, or 8% of the number of Common Stock underlying the Debentures sold (the "Placement Agent Shares"). Further, Westminster or its designees received warrants (the "Placement Agent Warrants") to purchase 10% of (i) the number of Common Stock shares underlying the Debentures sold (assuming the initial conversion price of $1.20) and (ii) the number of Common Stock shares underlying the Warrants issued (assuming the initial exercise price of $2.00).


Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

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

     General and administrative expenses were $163,608 for the first three months ended May 31, 2005, compared to $122,006 for the three months ended May 31, 2004, an increase of $41,602, or 34.1%. The following table summarizes the major components of the fluctuations:

              Salaries                $        1,438
              Professional fees               20,228
              Insurance                        4,224
              Travel                          12,657
              Miscellaneous                    3,055
                                      --------------
                                      $      41,602
                                      ==============

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

Liquidity and Capital Resources

     At May 31, 2005, we had a deficit in working capital of $109,517, consisting of current assets of $379,530 and current liabilities of $489,047. Our working capital position at May 31, 2005 decreased by $1,386,293 from fiscal year end February 28, 2005; the principal reason for the decrease is the advance to NRGG of $1,000,000, payment of bank debt of $253,483 together with a net reduction in other liabilities of $23,293. As a result of the deficit in working capital, the Company is still dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to continue in operations over the long term.

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

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

          Not Applicable.

Item 2.  Changes in Securities

         During the period covered by this report, we issued a total of 40,000 shares of our Common Stock that were registered under the Securities Act of 1933. The shares issued pursuant to the Post-Effective Amendment No. 1 to Form SB-2 (SEC File No. 333-123097)


Item 3.  Defaults Upon Senior Securities

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


                                        New Frontier Energy, Inc.


Date: September 19, 2005            By:  /s/ Paul G. Laird
                                         -----------------------------
                                         Paul G. Laird, President and
                                         Chief Executive Officer


                                    By:  /s Les Bates
                                         -----------------------------------
                                         Les Bates, Chief Financial Officer