Form 10QSB/A
period 2005-05-31
NEW FRONTIER ENERGY INC
filed 2005-09-23
CIK 1140586

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

As of September 22, 2005, 3,711,701 shares of common stock were outstanding.

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

     In July 2005, the Company granted a three year stock purchase warrant to a consultant to acquire 75,000 shares of the Company's common stock at $1.50 per share. The closing price of the Company's common stock was $1.40 on the grant day.

     Effective September 21, 2005, New Frontier Energy, Inc. filed a Statement of Correction to its Certificate of Rights and Designation of the Series B 12% Cumulative Convertible Preferred Stock as filed with the Colorado Secretary of State on February 3, 2005 to add a provision providing for a conversion Limitation, absent waiver from the holders of the Series B Preferred stock, that was inadvertently omitted from the Certificate and Rights of Designation.



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


                                        New Frontier Energy, Inc.


Date: September 22, 2005            By:  /s/ Paul G. Laird
                                         -----------------------------
                                         Paul G. Laird, President and
                                         Chief Executive Officer


                                    By:  /s Les Bates
                                         -----------------------------------
                                         Les Bates, Chief Financial Officer