Form 10QSB
period 2005-08-31
NEW FRONTIER ENERGY INC
filed 2005-10-24
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended August 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

                                      N/A
                                    -------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

As of October 24, 2005, 3,877,024 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            NEW FRONTIER ENERGY, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheet (unaudited) at August 31, 2005          1

           Consolidated Statements of Operations (unaudited) for the three
           months ended August 31, 2005 and 2004                              2

           Consolidated Statements of Operations (unaudited) for the six
           months ended August 31, 2005 and 2004                              3

           Consolidated Statements of Cash Flows (unaudited) for the
           six months ended August 31, 2005 and 2004                          4

           Notes to Consolidated Financial Statements (unaudited)             5

Item 2.    Management's Discussion and Analysis or Plan of Operation.        14

Item 3.    Controls and Procedures.                                          21

Part II - OTHER INFORMATION

 Item 1. Legal Proceedings.                                                  21

Item 2.    Unregistered Sales of Equity Securities.                          21

Item 3.    Defaults Upon Senior Securities.                                  21

Item 4.    Submission of Matters of a Vote of Security Holders.              22

Item 5.    Other Information.                                                22

Item 6.    Exhibits and Reports on Form 8-K.                                 22

SIGNATURES                                                                   23

EXHIBITS



                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2005
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $ 1,642,980
      Accounts receivable, trade                                             34,477
      Prepaid expenses                                                       31,984
                                                                        -----------
           Total current assets                                           1,709,441
                                                                        -----------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $129,230                                               6,211,123
                                                                        -----------

OTHER ASSETS
      Investment                                                            515,000
      Other                                                                     420
                                                                        -----------
                                                                            515,420
                                                                        -----------

                                                                        $ 8,435,984
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $   759,548
      Dividends payable                                                     163,501
      Accrued expenses                                                       83,268
      Accounts payable, affiliates                                          584,894
      Note payable, shareholder                                             250,000
                                                                        -----------
           Total current liabilities                                      1,841,211
                                                                        -----------

LONG TERM LIABILITIES
      Convertible debenture                                               1,552,500
      Accrued interest payable                                                6,995

MINORITY INTEREST IN  SUBSIDIARY                                            257,364
                                                                        -----------

Total liabilities                                                         3,658,070
                                                                        -----------

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                   50
         Series B Convertible, 36,036 shares authorized
         31,762 issued and outstanding                                           32
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,711,701 shares issued and outstanding                            3,711
      Additional paid in capital                                          8,789,917
      Accumulated (deficit)                                              (4,015,796)
                                                                        -----------
                                                                          4,777,914
                                                                        -----------

                                                                        $ 8,435,984
                                                                        ===========


   See accompanying notes to the unaudited consolidated financial statements.



                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                      August 31,     August 31,
                                                        2005            2004
                                                     -----------    ------------
Operating revenues
       Oil and gas sales                             $    33,991    $     7,033
       Gathering fees                                      1,324             --
                                                     -----------    -----------
                                                          35,315          7,033
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             48,835         12,560
       Lease operating expenses                          150,305          5,071
       Cost of gas gathering                                 784             --
       General and administrative                        326,915        111,143
       Depreciation, depletion and amortization           19,181          5,742
                                                     -----------    -----------
            Total operating expenses                     546,020        134,516
                                                     -----------    -----------

(Loss) from operations                                  (510,705)      (127,483)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     1,239          1,448
       Interest expense                                  (16,321)        (5,117)
       Minority interest in net loss of subsidiary         3,762             --
       Debt issuance costs, non-cash                     (52,158)            --
                                                     -----------    -----------
            Other income (expense), net                  (63,478)        (3,669)
                                                     -----------    -----------

(Loss) before income taxes                              (574,183)      (131,152)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                              (574,183)      (131,152)

Preferred stock dividends                               (106,551)       (12,698)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (680,734)   $  (143,850)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.19)   $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,599,250      3,194,451
                                                     ===========    ===========





   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                      August 31,     August 31,
                                                         2005           2004
                                                     -----------    ------------
Operating revenues
       Oil and gas sales                             $    41,572    $    10,355
       Gathering fees                                      1,324             --
                                                     -----------    -----------
                                                          42,896         10,355
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             65,399         29,488
       Lease operating expenses                          265,758          5,284
       Cost of gas gathering                                 784             --
       General and administrative                        490,523        233,149
       General and administrative -                                          --
        restrictive stock award                          234,000             --
       Depreciation, depletion and amortization           27,150          8,496
                                                     -----------    -----------
            Total operating expenses                   1,083,614        276,417
                                                     -----------    -----------

(Loss) from operations                                (1,040,718)      (266,062)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     2,676          2,978
       Interest expense                                  (30,311)        (9,257)
       Minority interest in net loss of subsidiary         3,762             --
       Debt issuance costs, non-cash                     (52,158)            --
                                                     -----------    -----------
            Other income (expense), net                  (76,031)        (6,279)
                                                     -----------    -----------

(Loss) before income taxes                            (1,116,749)      (272,341)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Net (loss)                                            (1,116,749)      (272,341)

Preferred stock dividends                               (215,156)       (20,712)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(1,331,905)   $  (293,053)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.39)   $     (0.09)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,441,416      3,194,451
                                                     ===========    ===========




   See accompanying notes to the unaudited consolidated financial statements.
                                        3



                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                       Six Months Ended
                                                                                   August 31,     August 31,
                                                                                      2005           2004
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                    $(1,116,749)   $  (272,341)
    Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
         Depreciation, depletion and amortization                                      27,150          8,496
         Financing issuance costs, noncash                                             52,158             --
         Minority interest in net loss of subsidiary                                    3,762             --
         Issuance of restricted stock award                                           234,000             --
         Issuance of common stock warrant to consultant                                54,642             --
         Accretion of interest on production payment                                       --         (2,898)
         Interest on convertible debenture                                              6,995             --
         (Increase) decrease in assets:
            Accounts receivable                                                       (24,960)         4,099
            Prepaid expense                                                           (24,035)        (4,511)
         Increase (decrease) in liabilities:
            Accounts payable                                                          254,172        148,792
            Accrued expenses                                                           25,872         (8,452)
                                                                                  -----------    -----------

       Net cash (used in) operating activities                                       (506,993)      (126,815)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in subsidiary                                                         (515,000)            --
    Purchase of property and equipment                                             (2,905,869)      (174,589)
                                                                                  -----------    -----------

       Net cash (used in) investing activities                                     (3,420,869)      (174,589)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                         (250,027)       (33,550)
    Proceeds from notes payable                                                            --        250,000
    Proceeds from convertible debt issue                                            2,760,000
    Issuance of preferred stock and warrants for cash                                      --        250,000
    Cost of issuance of equity for cash during the year ended February 28, 2005       (12,375)            --
    Preferred stock dividends paid                                                    (64,991)       (15,534)
    Minority interest in subsidiary                                                   253,601             --
    Increase in due to affiliates                                                     584,894             --
    Repayment of employee advances                                                         --         10,000
                                                                                  -----------    -----------

       Net cash provided by financing activities                                    3,271,102        460,916
                                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH                                                          (656,760)       159,512

BEGINNING BALANCE                                                                   2,299,740         41,684
                                                                                  -----------    -----------

ENDING BALANCE                                                                    $ 1,642,980    $   201,196
                                                                                  ===========    ===========

Cash paid for interest                                                            $    28,426    $    11,468
                                                                                  ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
       Series B preferred stock converted to common stock                         $        84    $        --
       Issuance of  common stock warrants                                         $   929,866    $     8,000
       Reduction of property and equipment arising from a decrease in accounts
         payable for oil and gas leases that were not issued                      $    45,033    $        --
       Issuance of common stock for services                                      $    28,500    $        --



   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Business
     -----------------------------------

     New Frontier Energy, Inc. ("New Frontier" or the "Company") was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is an oil and gas exploration company operating primarily in Colorado and Wyoming.

     Effective February 6, 2002, Wyoming Oil & Minerals, Inc. ("Wyoming") completed a share exchange with the Company. Under the terms of the share exchange, the shareholders of the Company surrendered their shares in exchange for shares of Wyoming. The Company's shareholders became shareholders in Wyoming, and the Company became a wholly owned subsidiary of Wyoming.

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

     During the six months ended August 31, 2005, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized to construct a natural gas gathering line from the Company's Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Prospect") that will transport the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004 and was inactive until it received its initial funding on May 18, 2005.

     Principles of Consolidation
     ---------------------------

     The 2004 financial statements include the accounts of the Company and its, former wholly owned subsidiary, Skyline Resources, Inc. ("Skyline"), which was merged into New Frontier effective the close of business on February 28, 2005. The August 31, 2005, financial statements include the accounts of the Company as of and for the six months ended August 31, 2005, and SDG as of and for the six months ended June 30, 2005. All significant intercompany accounts and transactions in 2004 and 2005 were eliminated.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates SDG under the provisions of FIN46-R (see Note 2).

     Debt with Detachable Warrants and/or Beneficial Conversion Feature
     ------------------------------------------------------------------

     The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

     In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 98-5 and EITF 00-27, a portion of the proceeds received are allocated to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, the detachable stock purchase warrants, proceeds are first allocated to the stock purchase warrants and the debt and then the resulting debt proceeds are allocated between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.


     Unaudited Statements
     --------------------

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2005, included in the Company's annual report on Form 10-KSB.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three and six months ended August 31, 2004, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP
     ---------------------------

     In March 2005, the Company advanced $1,000,000 to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG" or the "General Partner"). In May 2005, NRGG contributed the pipeline and the $1,000,000 obligation to the Company to SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into Class A limited partnership interests in SDG. In June 2005, the Company advanced $85,000 to the general partner for operating expenses. In July 2005 the Company agreed to invest an additional $600,000 in Class A limited partnership interests in SDG. Accordingly, the advance of $85,000 plus additional cash invested in July 2005 of $515,000 were converted into Class A limited partnership interests. At August 31, 2005, the Company owned 80% of the Class A limited partnership interests and accordingly, 72% of SDG. SDG is considered a variable interest entity under FIN 46R, and has been consolidated effective March 31, 2005. The creditors of SDG do not have recourse to the general credit of the Company.

     As a holder of SDG's Class A limited partnership interests, the Corporation executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). The Partnership Agreement provides that distributions will be allocated (i) First, to the General Partner in the amount of the Out of Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) Second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests) and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) Thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. NRGG has a 10% and 25% carried interest before and after payout respectively. NRGG will receive a project management fee of $200,000 and will receive an operating management fee of 1% of the invested capital for the first 12 months the pipeline is in operation and 2% of gross receipts thereafter. Further, the Company, along with the other working interest owners at the property located at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline.

3.   CONVERTIBLE DEBT
     ----------------

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of the $0.001 par value common stock (the "Common Stock") of New Frontier Energy at the rate of $1.20 per share, the market value of the shares on the date the Company entered into the Placement Agent Agreement described below, (the "Debentures"), and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy $0.001 par value common stock at an exercise price of $2.00 per share (the "Warrants").

     The interest on the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $1.20 in interest due. The Warrants are exercisable at $2.00 per common share and have a call feature provided that the Company's common stock has been trading at not less than $4.50 per share for twenty consecutive trading days and the underlying shares are subject to an effective registration statement that has been continuously effective for a minimum of thirty days.

     Effective June 28, 2005, the Company entered into a Placement Agent Agreement with Westminster Securities Corporation ("Westminster" or the "Placement Agent"), pursuant to which Westminster would act as the exclusive placement agent for the Company with respect to the Offering. For acting as Placement Agent, Westminster or its designees received 170,000 shares of Common Stock, or 8% of the number of Common Stock underlying the Debentures sold (the "Placement Agent Shares"). The shares were valued at $236,300, based on an average closing price of $1.39 during the period of services. Further, Westminster or its designees received warrants (the "Placement Agent Warrants") to purchase 10% of (i) the number of Common Stock shares underlying the Debentures sold (assuming the initial conversion price of $1.20) and (ii) the number of Common Stock shares underlying the Warrants issued (assuming the initial exercise price of $2.00).

     The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $690,000 has been allocated to additional paid in capital. After allocating value to the warrants, the Company used the intrinsic value method to determine the amount of the remaining proceeds that should be allocated to the embedded beneficial conversion feature. As such, $552,000 was credited to additional paid in capital. The total allocation of $1,242,000 will be amortized over 24 months. Amortization expense through August 31, 2005, was $34,500.


     At August 31, 2005, the balance of the convertible debt is as follows:

         Convertible debt                                     $ 2,760,000
         Debt discount, net of amortization of $34,500         (1,207,500)
                                                              -----------
                                                              $ 1,552,500
                                                              ===========

4.   STOCKHOLDERS' EQUITY
     --------------------

     Common Stock

     On June 28, 2005, the Company issued 20,000 restricted common shares at $1.20 per share, the closing price on that day for geological and geophysical consulting services rendered during the period to an unrelated third party. The total of $24,000 has been recorded as general and administrative expense.

     Nonqualified Option

     On July 6, 2005, the Company issued a three year nonqualified stock option for 75,000 shares of the Company's common stock at an exercise price of $1.50 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on July 6, 2005 was $1.26 per share. Using the Black Scholes model with estimated volatility of 94.8%, risk free interest rate of 4.2% and a life of three years, the estimated fair value of the grant is $54,642, which was recorded as general and administrative expense.

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of the Series A 18% Convertible Preferred Stock (the "Series A Preferred Stock"). The issue price of the Series A Preferred Stock is $5.00 per share ("Issue Price.") Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock shall rank in parri passu to the Series B Preferred Stock for payment of dividends, redemption and liquidation. The Series A Preferred Stock pays a cumulative, preferential cash dividend at the rate of 18% of the Issue Price per year that is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the Series A Preferred Stock may convert any or all of the shares into shares of Common Stock by dividing the Issue Price of the aggregate number of shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $0.65. If not sooner converted, all of the Series A Preferred Stock automatically converts into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. The outstanding shares of Series A Convertible Preferred Stock may be redeemed by the Company for an amount equal to the $5.00 per share issue price and any accrued and unpaid dividends upon not less than 15 days advance notice to the holders of the Series A Preferred Stock.

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

     During the six months ended August 31, 2004, 50,000 shares of the Series A Preferred Stock were issued for cash of $250,000.

     During the six months ended August 31, 2005 and 2004, the Company paid cash dividends on the Series A Preferred Stock in the amount of $18,863 and $15,534 respectively. Accrued dividends were $3,822 and $5,178 as of August 31, 2005 and 2004, respectively. The accrued dividends were paid in September of the respective years.


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

     During the six months ended August 31, 2005, holders of 413 shares of Series B Preferred Stock converted the shares into 63,750 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of August 31, 2005, there were 31,762 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid cash dividends on the Series B Preferred Stock in the amount of $52,786 and accrued $159,679 as of August 31, 2005.

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

     The Company has accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                             Six Months Ended
                                                                August 31,
                                                            2005           2004
                                                      -------------------------------

                                                      -------------------------------
     Net (loss) as reported                           $    (1,116,749)    $ (272,341)
     Preferred stock dividends                               (215,156)       (20,712)
                                                      -------------------------------
     Net (loss) attributable to common shareholders        (1,331,905)      (293,053)

     Deduct:
       Total stock-based compensation
       determined under fair value based methods
       net of related tax effects
                                                             (152,591)            --
                                                      -------------------------------
     Pro forma net (loss)                             $    (1,484,496)    $ (293,053)
                                                      ===============================

     Earnings per share:

       Basic and diluted as reported                  $       (0.39)      $    (0.09)
                                                      ===============================

       Basic and diluted  pro forma                   $       (0.43)      $    (0.09)
                                                      ===============================

A summary of stock option and warrant activity is summarized in the following table:

                                             August 31, 2005
                                                        Weighted
                                                        Average
                                                        Exercise
                                            Shares       Price
                                        --------------------------
      Beginning of period                 5,587,083    $1.50
        Granted                           1,805,433    $1.75
        Exercised                                --
        Expired                             (37,083)   $4.00
                                        ------------
      End of period                       7,355,433    $1.44
                                        ============

The following table summarizes information about fixed-price stock options at August 31, 2005:


                Options and Warrants Outstanding
                                      Weighted
                                      Average
           Range                    Remaining     Weighted
             of           Number    Contractual   Average
          Exercise       of Shares    Life in     Exercise
           Price        Outstanding    Years       Price
      ------------------------------------------------------
       $     0.75         400,000      9.16       $ 0.75
       $     1.00         200,000      7.77       $ 1.00
       $1.38 to $2.00   6,755,433      3.22       $ 1.49

                    Options and Warrants Exercisable
                    Range                      Weighted
                      of           Number       Average
                   Exercise      of Shares     Exercise
                    Price       Exercisable      Price
               --------------------------------------------
                $      0.75       400,000     $  0.75
                $      1.00       200,000     $  1.00
                $1.38 to $2.00  6,755,433     $  1.49
                               ----------
                                7,355,433
                               ==========

     Restricted Stock Award

     On May 19, 2005, the Company granted restricted stock awards, which vested on that date, of 100,000 shares of its $0.001 par value Common Stock to its two executive officers as compensation for services. The Company's common stock closed at $1.17 on that day.

5.   RELATED PARTIES
     ---------------

     The Company paid $9,000 during the six months ended August 31, 2005 and 2004, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $18,000 and $6,000 for geological consulting during the six months ended August 31, 2005 and 2004, respectively. On June 28, 2005, the Company paid $4,500 of such costs by the issuance of 3,750 shares of its common stock, valued at $1.20 per share which was the closing price that day.

     SDG paid a Corporation controlled by the president, a construction management fee of $100,000 in connection with acting as the general contractor when building the gas gathering line.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six months ended August 31, 2005 and 2004, is presented for the principal business segments as follows:

                                                        Oil & Gas    Gas Gathering   Consolidated
     August 31, 2005                                   -----------  --------------- --------------
           Revenues                                    $   41,572   $     1,324     $     42,896
           Loss before taxes                           (1,104,522)      (12,227)      (1,116,749)
           Total assets                                 5,961,302     2,474,682        8,435,984
           Property additions                             505,526     2,469,378        2,974,904
           Interest expense                               (30,311)           --          (30,311)
           Debt issuance costs, non-cash                  (52,158)           --          (52,158)
           Depreciation, depletion and amortization        16,850        10,300           27,150


                                                        Oil & Gas    Gas Gathering   Consolidated
     August 31, 2004                                   -----------  --------------- --------------

           Revenues                                    $   10,355   $        --     $     10,355
           Loss before taxes                             (272,341)           --         (272,341)
           Total assets                                 3,086,212            --        3,086,212
           Property additions                             174,589            --          174,589
           Interest expense                                (9,257)           --           (9,257)
           Debt issuance costs, non-cash                       --            --               --
           Depreciation, depletion and amortization         8,496            --            8,496

     All revenues are derived from sources within the United States.

7.   SUBSEQUENT EVENTS
     -----------------

     In October 2005, the Company issued 2,250 shares of common stock to a corporation controlled by one of the directors in payment for geological services. The Company also issued 3,073 shares of common stock to an unrelated third party in consideration for geological services rendered.

     Effective September 21, 2005, New Frontier Energy, Inc. filed a Statement of Correction to its Certificate of Rights and Designation of the Series B 12% Cumulative Convertible Preferred Stock as filed with the Colorado Secretary of State on February 3, 2005 to add a provision providing for a conversion limitation that was inadvertently omitted from the Certificate and Rights of Designation.


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

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in two oil and gas prospects. The Slater Dome Prospect, in which we own a 30% working interest, consists of 31,631 gross acres held by mineral leases, is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. The Slater Dome Prospect targets coal bed methane gas located at relatively shallow depths by industry drilling standards. The Nucla Prospect consists of approximately 40,387 gross acres on 27 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% - 30% on a lease by lease basis) subject to a marketing agreement with several third parties. For a complete description of our properties and our business operations, see "Business."

     Our plan of operation is to continue exploration and development of the Slater Dome Prospect and evaluate opportunities to acquire other interests in oil and gas properties. We do not intend to develop the Nucla prospect and have granted a two year seismic option to an independent third party.

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at August 31, 2005, changes in our financial condition since February 28, 2005, the end of the previous fiscal year, and a comparison of the results of operation for the three and six months ended August 31, 2005 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2005.

Results of Operation: Three months ended August 31, 2005 compared to the three months ended August 31, 2004

     For the three months ended August 31, 2005, we reported a net loss attributable to common shareholders of $680,734, or $0.19 per share, on revenue of $35,315. This compares to a net loss attributable to common shareholders of $143,850, or $.05 per share, on revenue of $7,033, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the three months ended August 31, 2005 were $35,315 compared with $7,033 in the three months ended August 31, 2004, an increase of $28,282 or 402.13%. Oil and gas revenues were $33,991 this quarter compared with $7,033, an increase of $26,958 or 383.31%. The principal reason for the increase is we started selling gas from the Slater Dome Prospect which accounted for $24,958 of the increase and increased crude prices on our royalty interests accounted for $2,003 of the increase. SDG revenues from the gathering pipeline were $1,324 for June 2005; the Company did not have gathering fees in the previous quarter of 2004 because the gathering line was not placed in service until June of 2005.

     Exploration costs for the three months ended August 31, 2005 were $48,835 compared with $12,560 in the three months ended August 31, 2004, an increase of $36,275 or 288.81%. The principal reason for the increase is increased geophysical consulting in connection with exploration efforts at the Slater Dome Prospect.

     Lease operating expenses for the three months ended August 31, 2005 were $150,305 compared with $5,071 in the three months ended August 31, 2004, an increase of $145,234 or 2,864.01%. The primary reasons for the increase are (i) increased operating costs of $117,047 in 2005 associated with dewatering the wells at Slater Dome together with well reworking expenses of $25,309 and other miscellaneous expenses of $2,878 an d (ii) the operating costs in 2004 were born by the operator, Cedar Ridge, LLC, in accordance with the sale of a 36.67% working interest by the Company in April 2003.

     The costs of gas gathering amounted to $784 in the three months ended August 31, 2005. Such costs were not present in the three months ended August 31, 2004 because the gathering line was not placed in service until June of 2005.

     General and administrative expenses for the three months ended August 31, 2005 were $326,915 compared with $111,143 in the three months ended August 31, 2004, an increase of $215,772 or 194.14%. The following table summarizes the major components of the fluctuations:


    Salaries                                                       $     66,060
    Professional fees                                                    14,183
    Insurance                                                            32,015
    Warrant issued in connection with financial public relations         54,642
    Fees and costs associated with financial public relations            30,039
    Travel                                                               11,938
    Payroll taxes                                                         4,273
    Other                                                                 2,621
                                                                   -------------
                                                                   $    215,772
                                                                   =============

     The principal increase in salaries arose from a bonus to the executive officers of $60,000 together with $6,060 increase in compensation to clerical employees. Professional fees increased by $9,000 because the Company has employed a contract land man to evaluate properties for leasing together with increased legal and accounting fees of $5,183 due to the increased corporate activity. Insurance increased because the Company adopted a employee health plan in June 2005, which cost $25,941 together with an increase of $6,043 associated with a new directors and officers liability insurance. The Company issued a 3 year stock purchase warrant to a financial public relations consultant valued at $54,642 which was not present in 2004. The Company also incurred expenses in connection with presenting the Company to various brokers and investors in the amount of $32,039 over those incurred in 2004. Payroll taxes increased $4,273 as a direct result of increased compensation. The other expenses increased $2,621, which is considered normal in the ordinary course of business.

     Depreciation, depletion and amortization for the three months ended August 31, 2005 was $19,181 compared with $5,742 during the three months ended August 31, 2004, an increase of $13,439 or 234.05%. The increase attributable to the pipeline is $10,300; $7,607 is attributable to depletion associated with the increased production from the Slater Dome Prospect together with a reduction in depletion of $4,468 attributable to our royalty interests which were fully depleted in June 2005.

     Interest income for the three months ended August 31, 2005 was $1,239 compared with $1,448 in the three months ended August 31, 2004, a decrease of $209 or 14.43%. Such decrease is a function of the amount invested during the two periods and is considered normal in the ordinary course of business.

     Interest expense for the three months ended August 31, 2005 was $16,321 compared with $5,117 in the three months ended August 31, 2004, an increase of $11,204 or 218.96%. The increase arises from the payment of interest in the amount of $10,479 on a bridge note issued by the company and interest associated with the Company's 2.5% convertible debentures (the "Debentures") during the period from July 26, 2005 to August 31, 2005 in the amount of $6,995 decreased by interest on bank debt paid in the amount of $6,270.

     Debt issuance costs for the three months ended August 31, 2005 was $52,158 and arises from the expenses associated with the issuance of the Debentures in July 2005; there were no such related costs during the three months ended August 31, 2004.

     The minority interest in the loss of the subsidiary for the three months ended August 31, 2005 was $3,762; there were no such related costs during the three months ended August 31, 2004 because the gathering line was not placed in service until June of 2005.

     The Company charged dividends on the Series A and B Convertible Preferred Stock in the amount of $106,551 to the loss attributable to common shares compared with $12,698 in 2004, an increase of $93,853 or 739.12%. The Series B Preferred Stock was issued in February 2005 and accordingly, the increase is attributable to the Series B Preferred Stock which was not present in 2004.

Results of Operation: Six months ended August 31, 2005 compared to the six months ended August 31, 2004

     For the six months ended August 31, 2005, we reported a net loss attributable to common shareholders of $1,331,905, or $0.39 per share, on revenue of $42,8965. This compares to a net loss attributable to common shareholders of $293,053, or $0.09 per share, on revenue of $10,355, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the six months ended August 31, 2005 were $42,896 compared with $10,355 during the six months ended August 31, 2004, an increase of $32,541 or 314.25%. Oil and gas revenues were $41,572 during this period compared with $10,355, an increase of $31,217 or 301.47%. The principal reason for the increase is we started selling gas from the Slater Dome Prospect which accounted for $24,958 of the increase and increased crude prices on our royalty interests accounted for $6,259 of the increase. SDG revenues from the gathering pipeline were $1,324 for June 2005; the Company did not have gathering fees in the previous quarter of 2004 because the gathering line was not placed in service until June of 2005.

     Exploration costs for the six months ended August 31, 2005 were $65,399 compared with $29,488 during the six months ended August 31, 2004, an increase of $35,911 or 121.78%. The principal reason for the increase is increased geophysical consulting in connection with exploration efforts at the Slater Dome Prospect together with related maps and supplies in the amount of $48,948 offset by a reduction in delay rentals on the Nucla prospect of $13,037. The reduction in delay rentals arises from the terms of the seismic option granted in December 2004, whereby the grantee assumes all delay rental obligations.

     Lease operating expenses for the six months ended August 31, 2005 were $265,758 compared with $5,284 during the six months ended August 31, 2004, an increase of $260,474 or 4,929.49%. There are two reasons for the increase; the first is due to increased operating costs of $231,629 in 2005 associated with dewatering the wells at Slater Dome together with well reworking expenses of $25,309 and other miscellaneous expenses of $3,536. The second reason is that the operating costs in 2004 were born by the operator, Cedar Ridge, LLC, in accordance with the sale of 36.67% working interest by the Company in April 2003.

     The costs of gas gathering amounted to $784 for the six months ended August 31, 2005. Such costs were not present during the six months ended August 31, 2004 because the gathering line was not placed in service until June of 2005.

     General and administrative expenses for the period ended August 31, 2005 were $490,523 compared with $233,149 during the six months ended August 31, 2004, an increase of $257,374 or 110.39%. The following table summarizes the major components of the fluctuations:

     Salaries                                                     $    67,498
     Professional fees                                                 10,290
     Contract land man                                                 22,453
     Insurance                                                         36,239
     Warrant issued in connection with financial public relations      54,642
     Fees and costs associated with financial public relations         32,039
     Travel                                                            24,595
     Payroll taxes                                                      4,732
     Other                                                              4,887
                                                                 -------------
                                                                 $    257,374
                                                                 =============

     The principal increase in salaries arose from a bonus to the executive officers of $60,000 together with $7,498 increase in compensation to clerical employees. Professional fees increased by $10,290 as a result of increased legal and accounting fees from the increase in corporate activity. Contract land man fees increased $22,453 because Company has employed a contract land man to evaluate and acquire properties. Insurance increased because the Company adopted an employee health plan in June 2005, which cost $25,491 together with an increase of $10,748 associated with a new directors and officers liability insurance. The Company issued a 3 year stock purchase warrant to a financial public relations consultant valued at $54,642 which was not present in 2004. The Company also incurred expenses in connection with presenting the Company to various brokers and investors in the amount of $32,039 over those incurred in 2004. Payroll taxes increased as a direct relationship to the increased salaries. The other expenses increased $4,887, which is considered normal in the ordinary course of business.

     Restricted stock award compensation increased $234,000 as a result of the issuance of 200,000 shares of common stock issued to our executive officers for the six months ended August 31, 2005 and there were no awards during the six months ended August 31, 2004.

     Depreciation, depletion and amortization for the period ended August 31, 2005 was $27,150 compared with $8,496 during the six months ended August 31, 2004, an increase of $18,654 or 219.56%. The increase attributable to the pipeline is $10,300; the balance of the increase in the amount of $7,607 is attributable to depletion associated with the increased production from the Slater Dome Prospect with the balance of $747 attributable to our depletion on our royalty interests.

     Interest income for the six months ended August 31, 2005 was $2,676 compared with $2,978 during the six months ended August 31, 2004, a decrease of $302 or 10.14%. Such decrease is a function of the amount invested during the two periods and is considered normal in the ordinary course of business.

     Interest expense for the six months ended August 31, 2005 was $30,311 compared with $9,257 during the six months ended August 31, 2004, an increase of $21,054 or 227.44%. The increase arises from the payment of interest on a bridge note issued by the company in the amount of $22,685 together with increased interest associated with the Debentures during the period from July 26, 2005 to August 31, 2005 in the amount of $6,995 decreased by interest on bank debt paid in the amount of $7,762 in 2004.

     Debt issuance costs for the six months ended August 31, 2005 was $52,158 and arises from the expenses associated with issuing the Debentures; there were no such related costs during the six months ended August 31, 2004.

     The minority interest in the loss in the subsidiary for the six months ended August 31, 2005 was $3,762; there were no such related costs during the six months ended August 31, 2004 because the gathering line was not placed in service until June of 2005.

     The Company charged dividends on the Series A and B Convertible Preferred Stock in the amount of $215,156 to the loss attributable to common shares compared with $20,712 in 2004, an increase of $194,444 or 938.80%. The Series B Preferred Stock was issued in February 2005 and accordingly, the increase is attributable to the Series B Preferred Stock which was not present in 2004.

Liquidity and Capital Resources

     The following summarizes the Company's capital resources at August 31, 2005 compared with February 28, 2005.

                         August 31, 2005  February 28, 2005     Increase      Increase
                                                               (Decrease)    (Decrease)
                                $                $                 $
    -----------------------------------------------------------------------------------
    Cash                    1,642,980         2,299,740          (656,760)      -29%
    Current assets          1,709,441         2,338,151          (628,710)      -27%
    Current liabilities     1,841,211         1,040,430           800,781        77%
    Working capital          (131,770)        1,017,500        (1,149,270)     -113%


     The principal components of the changes in cash are summarized as follows:

                            Proceeds from convertible debt     $ 2,760,000
                            Investment in subsidiary            (1,600,000)
                            Purchase of property and equipment    (713,324)
                            Payment of bank debt                  (250,027)
                            Cost of issuance of equity for cash    (12,375)
                            Preferred stock dividends paid         (64,991)
                            Operating expenses                    (776,043)
                                                               ------------
                                                               $  (656,760)
                                                               ============

         The other components of the change in working capital is an increase in accounts receivable of $24,960 arising from selling gas at the Slater Dome Prospect, prepaid expenses increased $24,035 because the Company incurred additional prepaid expenses that were not completely amortized as of August 31,2005.

         The following summarizes the changes in current liabilities:

                  Accounts payable           $   301,219
                  Dividends payable              138,823
                  Accrued expenses                25,872
                  Accounts payable, affiliates   584,894
                  Note payable, bank            (250,027)
                                             -----------
                                             $   800,781
                                             -----------

     The increase in current liabilities is principally due to the accounts payable incurred by SDG in construction of the gathering line. The increase in dividends and accrued expenses is considered normal and in the ordinary course of business.

     Working capital decreased $1,408,546 or 110% principally because of the increase in accounts payable associated with SDG's construction of the gas gathering line which approximate $1,224,000 as of the consolidation date. Subsequent to SDG's consolidation date (June 30, 2005) the Company has converted its advances of $85,000 and $515,000 investing an additional $600,000 in SDG to fund the payables.

     On July 22, 2005, the Company held a closing on the sale of 92 investment units at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of Debentures, convertible into 25,000 shares of the $0.001 par value common stock at the rate of $1.20 per share, and (ii) a three-year warrant to purchase 12,500 shares of common stock at an exercise price of $2.00 per share.

     Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next twelve months.

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

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Unregistered Sales of Equity Securities.

          Not Applicable.

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

(b) Reports on Form 8-K:

          1. May 19, 2005 announcing the investment of $1,000,000 in Slater Dome Gathering, LLLP ("SDG").

          2. On June 7, 2005 announcing the connection to Questar gas transportation hub south of Baggs, Wyoming and the commencement of production from the Slater Dome Prospect.

          3.   On July 22 reported the sale of the Debentures

          4. On July 26, 2005 purchasing an additional $600,000 of Class A limited partnership interests (the "Investment") in a SDG.

          5.   On August 15, 2005 disclosing materials presented to investors.

          6. On August 30, 2005 issued a press release announcing setting production casing in a new well drilled in its Slater Dome Prospect.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         New Frontier Energy, Inc.


Date: October 24, 2005                   By:  /s/ Paul G. Laird
                                              -----------------------------
                                              Paul G. Laird, President and
                                              Chief Executive Officer


                                         By:  /s/ Les Bates
                                              -----------------------------
                                              Les Bates, Chief Financial Officer