Form 10QSB
period 2005-11-30
NEW FRONTIER ENERGY INC
filed 2006-01-17
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter ended November 30, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  ___________  to  ___________

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

                       P.O. Box 298, Littleton, CO 80160
                       ---------------------------------
                    (Address of principal executive offices)

                                 (303) 730-9994
                                 --------------
                           (Issuer's telephone number)

                     5632 S. Spotswood, Littleton, CO 80120
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

As of January 12, 2006, 3,923,163 shares of common stock were outstanding.
Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1       Financial Statements
             Consolidated Balance Sheet (unaudited) at November 30, 2005     1

             Consolidated Statements of Operations (unaudited) for the
             three months ended November 30, 2005 and 2004                   2

             Consolidated Statements of Operations (unaudited) for the
             nine months ended November 30, 2005 and 2004                    3

             Consolidated Statements of Cash Flows (unaudited) for the
             nine months ended November 30, 2005 and 2004                    4

             Notes to Consolidated Financial Statements (unaudited)          5

Item 2       Management's Discussion and Analysis or Plan of Operations     14

Item 3       Controls and Procedures                                        23

Part II OTHER INFORMATION

Item 1       Legal Proceedings                                              23

Item 2       Unregistered Sales of Equity Securities                        23

Item 3       Defaults Upon Senior Securities                                23

Item 4       Submission of Matters of a Vote of Security Holders            23

Item 5       Other Information                                              23

Item 6       Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                  25

                              NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  NOVEMBER 30, 2005
                                     (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $   932,476
      Accounts receivable, trade                                             50,387
      Prepaid expenses                                                       22,839
                                                                        -----------
           Total current assets                                           1,005,702
                                                                        -----------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $170,739                                               6,451,264
                                                                        -----------

OTHER ASSETS
      Other                                                                     420
                                                                        -----------

                                                                        $ 7,457,386
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $   374,540
      Dividends payable                                                     250,988
      Accrued expenses                                                        1,246
      Accounts payable, affiliates                                           12,594
                                                                        -----------
           Total current liabilities                                        639,368
                                                                        -----------

LONG TERM LIABILITIES
      Convertible debenture                                               1,380,202
      Accrued interest                                                       24,764

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              1,104,294

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares  issued and outstanding                                   50
         Series B Convertible, 36,036 shares authorized
         30,722 issued and outstanding                                           31
      Common stock, $.001 par value, 50,000,000 shares authorized,
           3,920,459 shares issued and outstanding                            3,920
      Additional paid in capital                                          9,121,927
      Accumulated (deficit)                                              (4,817,170)
                                                                        -----------
                                                                          4,308,758
                                                                        -----------

                                                                        $ 7,457,386
                                                                        ===========


   See accompanying notes to the unaudited consolidated financial statements.
                                        1

N>

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                     November 30,   November 30,
                                                         2005           2004
                                                     -----------    ------------
Operating revenues
       Oil and gas sales                             $    43,706    $     8,025
       Gathering fees                                      8,964             --
                                                     -----------    -----------
                                                          52,670          8,025

Operating expenses
       Exploration costs, including dry holes             20,064         12,600
       Lease operating expenses                          207,969         64,719
       Cost of gas gathering                               1,621             --
       General and administrative                        221,950         83,659
       Depreciation, depletion and amortization           41,509          4,963
                                                     -----------    -----------
            Total operating expenses                     493,113        165,941
                                                     -----------    -----------

(Loss) from operations                                  (440,443)      (157,916)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     3,436            484
       Gain (loss) on sale of assets                          --         (1,606)
       Gain on debt extinguishment                            --         16,800
       Interest expense                                  (21,839)       (17,421)
       Debt issuance costs, non-cash                    (253,501)            --
                                                     -----------    -----------
            Other income (expense), net                 (271,904)        (1,743)
                                                     -----------    -----------

(Loss) before income taxes                              (712,347)      (159,659)

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net loss of consolidated
       subsidiary                                         16,264             --
                                                     -----------    -----------

Net (loss)                                              (696,083)      (159,659)

Preferred stock dividends                               (105,292)       (11,220)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (801,375)   $  (170,879)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.20)   $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,920,459      3,218,451
                                                     ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                    November 30,   November 30,
                                                        2005           2004
                                                    ------------   -------------
Operating revenues
       Oil and gas sales                             $    85,278    $    18,380
       Gathering fees                                     10,367             --
                                                     -----------    -----------
                                                          95,645         18,380

Operating expenses
       Exploration costs, including dry holes             85,463         42,088
       Lease operating expenses                          474,071         70,003
       Cost of gas gathering                               2,140             --
       General and administrative                        712,473        316,808
       Restricted stock award                            234,000             --
       Depreciation, depletion and amortization           68,659         13,459
                                                     -----------    -----------
            Total operating expenses                   1,576,806        442,358
                                                     -----------    -----------

(Loss) from operations                                (1,481,161)      (423,978)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     6,112          3,462
       Gain (loss) on sale of assets                          --         (1,606)
       Gain on debt extinguishment                            --         16,800
       Interest expense                                  (52,150)       (26,678)
       Debt issuance costs, non-cash                    (305,659)            --
                                                     -----------    -----------
            Other income (expense), net                 (351,697)        (8,022)
                                                     -----------    -----------

(Loss) before income taxes                            (1,832,858)      (432,000)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net loss of consolidated
       subsidiary                                         20,026             --
                                                     -----------    -----------

Net (loss)                                            (1,812,832)      (432,000)

Preferred stock dividends                               (320,448)       (31,932)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(2,133,280)   $  (463,932)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.60)   $     (0.14)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               3,568,962      3,202,334
                                                     ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.
                                        3


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                    Nine Months Ended
                                                                                November 30,   November 30,
                                                                                    2005           2004
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                  $(1,812,832)   $  (432,000)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization                                     68,659         13,459
        Financing issuance costs, noncash                                           305,659             --
        Minority interest in net loss of consolidated subsidiary                    (20,026)            --
        Issuance of restricted stock award                                          234,000             --
        Issuance of common stock warrant to consultant                               54,642             --
        Issuance of common stock for services                                        10,647             --
        Accretion of interest on production payment                                      --         (3,381)
        Gain on debt extinguishment                                                      --        (16,800)
        Interest on convertible debenture                                            24,764             --
        (Increase) decrease in assets:
           Accounts receivable                                                      (40,870)         3,229
           Prepaid expense                                                          (18,791)        (8,787)
        Increase (decrease) in liabilities:
           Accounts payable                                                         (70,816)       493,746
           Accrued expenses                                                         (15,056)         7,328
                                                                                -----------    -----------

      Net cash provided by  (used in) operating activities                       (1,280,020)        56,794
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Other assets                                                                         --          4,311
    Proceeds from disposition of production payment receivable                           --         30,000
    Purchase of property and equipment                                           (3,270,673)      (479,735)
                                                                                -----------    -----------

      Net cash (used in) investing activities                                    (3,270,673)      (445,424)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                       (500,027)       (68,857)
    Proceeds from notes payable                                                          --        250,000
    Proceeds from convertible debt issue                                          2,760,000             --
    Proceeds from common stock warrant conversions                                   59,983             --
    Issuance of preferred stock and warrants for cash                                    --        250,000
    Cost of issuance of equity for cash                                             (12,375)            --
    Preferred stock dividends paid                                                  (94,138)       (19,356)
    Minority interest in consolidated subsidiary                                    969,986             --
    Repayment of employee advances                                                       --         10,000
    Increase in other assets, deferred offering costs                                    --        (44,811)
                                                                                -----------    -----------

      Net cash provided by financing activities                                   3,183,429        376,976
                                                                                -----------    -----------

 (DECREASE) IN CASH                                                              (1,367,264)       (11,654)

BEGINNING BALANCE                                                                 2,299,740         41,684
                                                                                -----------    -----------

ENDING BALANCE                                                                  $   932,476    $    30,030
                                                                                ===========    ===========

Cash paid for interest                                                          $    27,259    $    22,544
                                                                                ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
      Series B preferred stock converted to common stock                        $       224    $        --
      Issuance of  common stock warrants                                        $ 1,649,454    $        --
      Reduction of property and equipment arising from a decrease in accounts
        payable for oil and gas leases that were not issued                     $    45,033    $        --
      Issuance of common stock for accrued compensation                         $    28,500    $    28,200




   See accompanying notes to the unaudited consolidated financial statements.
                                        4

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005

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

     During the nine months ended November 30, 2005, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized to construct a natural gas gathering line from the Company's Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Prospect") that transports the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004, and was inactive until it received its initial funding on May 18, 2005.

     Principles of Consolidation
     ---------------------------

     The 2004 financial statements include the accounts of the Company and its, former wholly owned subsidiary, Skyline Resources, Inc. ("Skyline"), which was merged into New Frontier effective the close of business on February 28, 2005. The November 30, 2005, financial statements include the accounts of the Company as of and for the three and nine months ended November 30, 2005, and SDG as of and for the three and nine months ended September 30, 2005. All significant intercompany accounts and transactions in 2005 and 2004 were eliminated.

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

     Debt With Detachable Warrant and/or Beneficial Conversion Feature
     -----------------------------------------------------------------

     The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants.. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

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

     Unaudited Statements
     --------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2005, included in the Company's annual report on Form 10-KSB.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three and nine months ended November 30, 2004, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP
     ---------------------------

     In March 2005, the Company advanced $1,000,000 to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG" or the "General Partner"). In May 2005, NRGG contributed the pipeline and the $1,000,000 obligation to the Company to SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into Class A limited partnership interests in SDG. In June 2005, the Company advanced $85,000 to the General Partner for operating expenses. In July 2005, the Company agreed to convert the advance in the amount of $85,000 and purchased an additional $515,000 of Class A limited partnership interests. As a result, at, November 30 2005, the Company owned 82% of the Class A limited partnership interests and accordingly, 55% of SDG. SDG is considered a variable interest entity under FIN 46R, and has been consolidated effective March 31, 2005. The creditors of SDG do not have recourse to the general credit of the Company.

     As a holder of SDG's Class A limited partnership interests, the Corporation executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). A copy of the Partnership Agreement was filed with the Commission on Form 8-K on May 20, 2005 as Exhibit 10.1. The Partnership Agreement provides that distributions will be allocated (i) First, to the General Partner in the amount of the Out of Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) Second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests) and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) Thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. NRGG has a 10% and 25% carried interest before and after payout respectively. NRGG will receive a project management fee of $200,000 and will receive an operating management fee of 1% of the invested capital for the first 12 months the pipeline is in operation and 2% of gross receipts thereafter. Further, the Company, along with the other working interest owners at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per mcf of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline. The Company's president is a 50% equity owner of NRGG, the General Partner in SDG.

3.   CONVERTIBLE DEBT
     ----------------

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of the $0.001 par value common stock (the "Common Stock") of New Frontier at the rate of $1.20 per share, the market value of the shares in the date the Company entered into the Placement Agent Agreement described below, (the "Debentures"), and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy $0.001 par value common stock at an exercise price of $2.00 per share (the "Warrants").

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

     Effective June 28, 2005, the Company entered into a Placement Agent Agreement with Westminster Securities Corporation ("Westminster" or the "Placement Agent"), pursuant to which Westminster would act as the exclusive placement agent for the Company with respect to the Offering. For acting as Placement Agent, Westminster or its designees received 170,000 shares of Common Stock, or 8% of the number of Common Stock underlying the Debentures sold by Westminster (the "Placement Agent Shares"). The shares were valued at $236,300, based on an average closing price of $1.39 during the period of services. Further, Westminster or its designees received warrants (the "Placement Agent Warrants") to purchase 10% of (i) the number of Common Stock shares underlying the Debentures sold by Westminster (assuming the initial conversion price of $1.20) and (ii) the number of Common Stock shares underlying the Warrants issued (assuming the initial exercise price of $2.00).

     The Warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $966,000 has been allocated to additional paid in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $966,000 was credited to additional paid in capital. The total allocation of $1,681,556 will be amortized over 24 months. Amortization expense during fiscal year 2005 was $301,758.

     At November 30, 2005 the balance of the convertible debt is as follows:

     Convertible debt                                        $ 2,760,000
     Debt discount, net of amortization of $301,758           (1,379,798)
                                                             -----------
                                                             $ 1,380,202
                                                             ===========

4.   STOCKHOLDERS' EQUITY
     --------------------

     Common Stock
     ------------

     On June 28, 2005, the Company issued 20,000 restricted common shares at $1.20 per share, the closing price on that day for geological and geophysical consulting services rendered during the nine months ended November 30, 2005 to an unrelated third party. The total of $24,000 has been recorded as general and administrative expense.

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

     During the nine months ended November 30, 2004, 50,000 shares of the Series A Preferred Stock were issued for cash of $250,000.

     During the nine months ended November 30, 2005 and 2004, the Company paid cash dividends on the Series A Preferred Stock in the amount of $34,890 and $19,356 respectively. Accrued dividends were $3,698 and $12,575 as of November 30, 2005 and 2004, respectively. The accrued dividends were paid in December of the respective years.

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

     During the nine months ended November 30, 2005, holders of 1,453 shares of Series B Preferred Stock converted the shares into 223,500 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of November 30, 2005, there were 30,722 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid cash dividends on the Series B Preferred Stock in the amount of $52,786 and accrued $247,290 as of November 30, 2005.

     Stock Option Plan
     -----------------

     On May 13, 2005, the Company issued 10 year stock options aggregating 150,000 shares under the incentive stock option plan to its executive officers at an exercise price of $1.15. The Company's stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 93%, risk free interest rate of 4.2% and no dividend yield. The fair value for the options granted was approximately $1.02 per share or an aggregate of $152,591.

     The Company has accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the incentive stock options on net loss had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                           Nine Months Ended
                                                             November 30,
                                                          2005           2004
                                                      --------------------------

     Net (loss) as reported                           $(1,812,832)  $  (432,000)
     Preferred stock dividends                          (320,448)      (31,932)
                                                        --------       -------
     Net (loss) attributable to common shareholders    (2,133,280)     (463,932)

     Deduct:
       Total stock-based compensation
       determined under fair value based methods
       net of related tax effects                       (152,591)           --
                                                        --------       -------
     Pro forma net (loss)                             $(2,285,871)  $  (463,932)
                                                      ===========   ===========

     Earnings per share:

       Basic and diluted as reported                  $     (0.60)  $     (0.14)
                                                      ===========   ===========

       Basic and diluted  pro forma                   $     (0.64)  $     (0.14)
                                                      ===========   ===========


     A summary of stock option activity is summarized in the following table:

                                                        November 30, 2005
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                        Shares       Price
                                                    --------------------------
     Beginning of period                           5,587,083          $   1.50
       Granted                                     1,805,433          $   1.75
       Exercised                                          --
       Expired                                       (37,083)         $   4.00
                                                   ---------
     End of period                                 7,355,433          $   1.44
                                                   =========

     The following table summarizes information about fixed-price stock options at November 30, 2005:

                        Options and Warrants Outstanding

                                                     Weighted
                                                     Average
                                                    Remaining     Weighted
                    Range                          Contractual    Average
                      of                Number       Life in      Weighted
                   Exercise            of Shares      Years        Price
                  ---------------------------------------------------------
                   $      0.75          400,000        9.16      $   0.75
                   $      1.00          200,000        7.77      $   1.00
                   $1.38 to $2.00     6,755,433        3.22      $   1.49
                                  -------------
                                      7,355,433
                                  =============


                        Options and Warrants Outstanding



                                                     Weighted
                    Range                            Average
                      of                Number       Weighted
                   Exercise            of Shares      Price
                  --------------------------------------------
                   $      0.75          400,000     $   0.75
                   $      1.00          200,000     $   1.00
                   $1.38 to $2.00     6,755,433     $   1.49
                                  -------------
                                      7,355,433
                                  =============


     Restricted Stock Award
     ----------------------

     On May 19, 2005, the Company granted restricted stock awards, which vested on that date, of 100,000 shares of its $0.001 par value Common Stock to its two executive officers as compensation for services. The Company's common stock closed at $1.17 on that day.

5.   RELATED PARTIES
     ---------------

     The Company paid $12,000 during the nine months ended November 30, 2005 and 2004, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $1,500 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $27,000 and $9,000 for geological consulting during the nine months ended November 30, 2005 and 2004, respectively. On June 28, 2005 and October 10, 2005, the Company paid $4,500 of such costs by the issuance of 3,750 shares of its common stock, and issued 2,250 shares of its common stock valued at $2.00 per share for $4,500 respectively. The common stock issued on June 28, 2005 was valued at $1.20 per share which was the closing price that day. The common stock issued on October 10, 2005, was valued at $2.00 per share and related to services during the quarter ended August 31, 2005; average market price for the stock during that quarter was $1.56 and the weighted average market value of the stock issued was $3,516.

     SDG paid a Corporation controlled by the president, a construction management fee of $100,000 in connection with acting as the general contractor when building the gas gathering line.

     SDG accrued management fees in the amount of $8,094 to an entity partially controlled by the president.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine months ended November 30, 2005 and 2004, is presented for the principal business segments as follows:


                                                  Oil & Gas   Gas Gathering     Consolidated
                                             -----------------------------------------------
     November 30, 2005
       Revenues                              $        85,278  $     10,367    $      95,645
        (Loss) before taxes                       (1,800,918)      (31,940)      (1,832,858)
       Total assets                                4,828,275     2,629,112        7,457,386
       Property additions                            697,691     2,572,982        3,270,673
       Interest expense                              (52,150)           --          (52,150)
       Debt issuance costs, non-cash                (305,659)           --         (305,659)
       Depreciation, depletion and amortization       27,459        41,200           68,659

     November 30, 2004
       Revenues                                       18,380            --           18,380
       (Loss) before taxes                          (432,000)           --         (432,000)
       Total assets                                3,239,357            --        3,239,357
       Property additions                            479,735            --          479,735
       Interest expense                               26,678            --           26,678
       Debt issuance costs, non-cash                      --            --               --
       Depreciation, depletion and amortization       13,459            --           13,459



Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

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

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in two oil and gas prospects. The Slater Dome Prospect, in which we own a 30% working interest, consists of 31,631 gross acres held by mineral leases, is located along the Colorado-Wyoming border, in Moffat County, Colorado and Carbon County, Wyoming. The Slater Dome Prospect targets coal bed methane gas located at relatively shallow depths by industry drilling standards. The Nucla Prospect consists of approximately 40,387 gross acres on 27 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% - 30% on a lease by lease basis) subject to a marketing agreement with several third parties

     Our plan of operation is to continue exploration and development of the Slater Dome Prospect and evaluate opportunities to acquire other interests in oil and gas properties. We do not intend to develop the Nucla prospect and have granted a two year seismic option to an independent third party.

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at November 30, 2005, changes in our financial condition since February 28, 2005, the end of the previous fiscal year, and a comparison of the results of operation for the three and nine months ended November 30, 2005 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2005.


Results of Operation: Three months ended November 30, 2005 compared to the three months ended November 30, 2004

     For the three months ended November 30, 2005, we reported a net loss attributable to common shareholders of $801,375 or $0.20 per share, on revenue of $52,670. This compares to a net loss attributable to common shareholders of $170,879, or $.05 per share, on revenue of $8,025, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the three months ended November 30, 2005 were $52,670 compared with $8,025 for the three months ended November 30, 2004, an increase of $44,645 or 556.32%. Oil and gas revenues were $43,706 this quarter compared with $8,025, an increase of $35,681 or 444.62%. The principal reason for the change is we started selling gas from the Slater Dome Prospect in June 2005. Sales of coalbed methane gas from Slater Dome Prospect accounted for $37,382 of the change when combined with decreased production from our royalty interests in the amount of $1,701 resulting in the net increase of $35,681. SDG revenues from the gas gathering pipeline were $8,964 for September 2005; the Company did not have gathering fees in the three months ended November 30, 2004 because the gathering line was not placed in service until June of 2005.

     Exploration costs for the three months ended November 30, 2005 were $20,064 compared with $12,600 in the three months ended November 30, 2004, an increase of $7,464 or 59.24%. Geologic consulting and related maps and reproduction expenses increased $14,666 in connection with exploration efforts at the Slater Dome Prospect offset by a decrease in delay rentals of $7,202. The delay rentals decreased by $3,683 because the Nucla prospect was optioned in December 2004 and the option holder is paying the delay rentals combined with a decrease in delay rentals at the Slater Dome Prospect of $3,519 arising from not having to pay shut in royalties on producing wells.

     Lease operating expenses for the three months ended November 30, 2005 were $207,969 compared with $64,719 in the three months ended November 30, 2004, an increase of $143,250 or 221.34%. The primary reasons for the increase are increased operating costs of $99,402 during the three months ended November 30, 2005 associated with dewatering the wells at the Slater Dome Prospect as they are placed in production together with well reworking expenses of $43,848.

     The costs of gas gathering amounted to $1,621 during the three months ended November 30, 2005. Such costs were not present in the three months ended November 30, 2004 because we did not own any interest in SDG until May 2005 and the gas gathering line was not placed in service until June of 2005.

     General and administrative expenses for the three months ended November 30, 2005 were $221,950 compared with $83,659 in the three months ended November 30, 2004, an increase of $138,291 or 165.30%. The following table summarizes the major components of the fluctuations:

                                                                 Increase
                                               2005      2004   (Decrease)
                                           ---------------------------------
      Professional Fees                       $46,591     $3,800    $42,791
      Shareholder relations and financial
      public relations                         43,214      3,954     39,260
      Insurance                                24,645        785     23,860
      Miscellaneous other                       9,002    (1,296)     10,298
      Travel                                   16,856      6,869      9,987
      Payroll taxes                             8,427      3,251      5,176
      Salaries                                 68,757     63,747      5,010
      Telephone                                 4,458      2,549      1,909
                                           ---------------------------------
                                             $221,950    $83,659   $138,291
                                           =================================

The principal reason for the increase in professional fees was the result of increased legal and accounting fees in the amount of $30,991 together with the $11,800 associated with the Company employing a contract land man to evaluate properties for leasing. The increased legal and accounting fees arose from the activities related to the acquisition of Slater Dome Gathering, LLLP together with the increased fees associated with the Company's activities. The costs associated with increased shareholder relations are the result of the Company retaining a financial public relations firm in 2005 and the associated costs of presenting the Company to the financial community. Insurance increased because the Company obtained directors and officers liability insurance, the Company adopted a employee health plan in June and liability, workmen's compensation and other miscellaneous insurance. Miscellaneous costs increased $10,298 and such change is considered normal in the ordinary course of business. Travel increased because of the increased costs associated with the corporate financing and the increased production activity at the Slater Dome Prospect. Salaries increased because of increased clerical compensation. Payroll taxes increased because there was no liability associated for accrued, but unfunded compensation in 2004 and the Company has funded officer compensation in the current year. Telephone expense increased because of the increased corporate activity.

     Depreciation, depletion and amortization for the three months ended November 30, 2005 was $41,509 compared with $4,963 during the three months ended November 30, 2004, an increase of $36,546 or 736.37%. The increase attributable to the pipeline is $30,900; $10,600 is attributable to depletion associated with the increased production from the Slater Dome Prospect together with a reduction in depletion of $4,954 attributable to our royalty interests which were fully depleted in June 2005.

     Interest income for the three months ended November 30, 2005 was $3,436 compared with $484 in the three months ended November 30, 2004, an increase of $2,952 or 609.67%. Such increase is a result of a larger cash balance held in our bank account.

     During the three months ended November 30, 2004, the Company incurred a loss of $1,606 from the sale of the production payment receivable.

     During the three months ended November 30, 2004, the Company recognized gain on debt extinguishments in the amount of $16,800 when the Company issued 60,000 shares of its common stock in exchange for $45,000 of accrued compensation.

     Interest expense for the three months ended November 30, 2005 was $21,839 compared with $17,421 in the three months ended November 30, 2004, an increase of $4,418 or 25.36%. The increase is primarily the result of interest in the amount of $17,770 associated with the Company's 2.5% convertible debentures (the "Debentures") decreased by interest on bank debt paid in the amount of $4,418.

     Debt issuance costs for the three months ended November 30, 2005 was $253,501 and arises from the expenses associated with the issuance of the Debentures in July 2005; there were no such related costs during the three months ended November 30, 2004.

     The minority interest in the loss of the subsidiary for the three months ended November 30, 2005 was $16,264; there were no such related costs during the three months ended November 30, 2004 because we did not own any interest in SDG until May 2005 and the gas gathering line was not placed in service until June of 2005.

     During the three months ended November 30, 2005, the Company charged dividends on the Series A and B Convertible Preferred Stock in the amount of $105,292 to the loss attributable to common shares compared with $11,220 during the three months ended November 30, 2004, an increase of $94,072 or 838.43%. The Series B Preferred Stock was issued in February 2005 and accordingly, the increase is attributable to the Series B Preferred Stock which was not present in 2004.


Results of Operation: Nine months ended November 30, 2005 compared to the nine months ended November 30, 2004

     For the nine months ended November 30, 2005, we reported a net loss attributable to common shareholders of $2,133,280, $0.60 per share, on revenue of $95,645. This compares to a net loss attributable to common shareholders of $463,932, $0.13 per share, on revenue of $18,380, for the nine months ended November 30, 2004. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the nine months ended November 30, 2005 were $95,645 compared with $18,380 during the nine months ended November 30, 2004, an increase of $77,265 or 420.38%. Oil and gas revenues were $85,278 during the nine month period ended November 30, 2005 compared with $18,380 during the nine months ended November 30, 2004, an increase of $66,898 or 363.97%. The principal reason for the increase is we started selling gas from the Slater Dome Prospect, which accounted for $62,340 of the increase and increased crude prices on our royalty interests accounted for $4,558 of the increase. SDG revenues from the gathering pipeline were $10,367 for the nine months ended November 30, 2005; the Company did not have gathering fees in the nine months ended November 30, 2004 because we did not own any interest in SDG until May 2005 and the gas gathering line was not placed in service until June of 2005.

     Exploration costs for the nine months ended November 30, 2005 were $85,463 compared with $42,088 during the nine months ended November 30, 2004, an increase of $43,375 or 103.06%. The principal reason for the increase is increased geophysical consulting in connection with exploration efforts at the Slater Dome Prospect together with related maps and supplies in the amount of $63,990 offset by a reduction in delay rentals on the Nucla prospect of $16,765 and a reduction in delay rentals on the Slater Dome Prospect of $3,850. The reduction in delay rentals at the Nucla prospect arises from the terms of the seismic option granted in December 2004, whereby the grantee assumes all delay rental obligations. The decrease in delay rentals at the Slater Dome Prospect of arises from not having to pay shut in royalties on producing wells.

     Lease operating expenses for the nine months ended November 30, 2005 were $474,071 compared with $70,003 during the nine months ended November 30, 2004, an increase of $404,068 or 577.22%. The increase was primarily the result of increased operating costs during the nine months ended November 30, 2004 of $334,911, well reworking expenses of $69,157. Operating costs in the nine months ended November 30, 2004 up to July 2004 were born by the operator, Cedar Ridge, LLC, in accordance with the sale of 36.67% working interest by the Company in April 2003.

     The costs of gas gathering amounted to $2,140 for the nine months ended November 30, 2005. Such costs were not present during the nine months ended November 30, 2004 because the gathering line was not placed in service until June of 2005.

     General and administrative expenses for the nine months ended November 30, 2005 were $712,473 compared with $316,808 during the nine months ended November 30, 2004, an increase of $395,665 or 124.89%. The following table summarizes the major components of the fluctuations:

                                               2005       2004    Increase
                                                                 (Decrease)
                                          ---------------------------------
                  Shareholder relations      $136,247   $11,160   $125,087
                  and financial public
                  relations
                  Professional Fees           143,553    52,297     91,256
                  Salaries                    263,749   191,241     72,508
                  Insurance                    59,984     2,352     57,632
                  Travel                       51,385    13,666     37,719
                  Payroll taxes                22,701    12,524     10,177
                  Telephone                     9,554     7,700      1,854
                  Miscellaneous other          25,299    25,867      (568)

                                          ---------------------------------
                                             $712,473  $316,808   $395,665
                                          =================================

The costs associated with increased shareholder relations are a result of the Company retaining a financial public relations firm in 2005 and the associated costs of presenting the Company to the financial community together with issuing a 3 year stock purchase warrant to a financial public relations consultant valued at $54,642 which was not present in 2004. Professional fees increased $44,009 as a result of increased legal and accounting fees from the increase in corporate activity, contract land man fees increased $39,153 because the Company has employed a contract land man to evaluate and acquire properties together with management fees $8,094 associated with the gathering pipeline. The principal increase in salaries arose from a bonus to the executive officers of $60,000 together with $12,508 increase in compensation to clerical employees. Insurance increased because the Company adopted an employee health plan in June 2005, which added $34,716, in addition to an increase of $16,866 associated with a new directors and officers liability insurance, together with additional liability and workmen's compensation insurance costs of $6,050. Travel increased because of the increased costs associated with the corporate financing and the increased production activity at the Slater Dome Prospect. Payroll tax increases bear a direct relationship to the increased compensation. Telephone costs increased as a result of the increased corporate activity. The fluctuations in miscellaneous costs are considered normal in the ordinary course of business.

     Restricted stock award compensation increased $234,000 as a result of the issuance of 200,000 shares of common stock issued to our executive officers during the nine months ended November 30, 2005 and there were no awards during the nine months ended November 30, 2004.

     Depreciation, depletion and amortization for the nine months ended November 30, 2005 was $68,659 compared with $13,459 during the nine months ended November 30, 2004, an increase of $55,200 or 410.13%. The increase attributable to the pipeline is $41,200; the balance of the increase in the amount of $13,253 is attributable to depletion associated with the increased production from the Slater Dome Prospect with the balance of $747 attributable to our depletion on our royalty interests.

     Interest income for the nine months ended November 30, 2005 was $6,112 compared with $3,462 during the nine months ended November 30, 2004, an increase of $2,650 or 76.55%. Such increase is a function of the amount invested during the two periods and is considered normal in the ordinary course of business.

     Interest expense for the nine months ended November 30, 2005 was $52,150 compared with $26,678 during the nine months ended November 30, 2004, an increase of $25,472 or 95.48%. The increase arises increased interest associated with the Debentures during the period from July 26, 2005 to November 30, 2005 in the amount of $24,764 together with increased interest on a bridge loan in the amount of $708.

     Debt issuance costs for the nine months ended November 30, 2005 was $305,659 and arises from the expenses associated with issuing the Debentures; there were no such related costs during the nine months ended November 30, 2004.

     During the nine months ended November 30, 2004, the Company incurred a loss of $1,606 from the sale of the production payment receivable.

     During the nine months ended November 30, 2004, the Company recognized gain on debt extinguishments in the amount of $16,800 when the Company issued 60,000 shares of its common stock in exchange for $45,000 of accrued compensation

     During the nine months ended November 30, 2005, the Company charged dividends on the Series A and B Convertible Preferred Stock in the amount of $320,448 to the loss attributable to common shares compared with $31,932 during the nine months ended November 30, 2004, an increase of $288,516 or 903.53%. The Series B Preferred Stock was issued in February 2005 and accordingly, the increase is attributable to the Series B Preferred Stock which was not present in 2004.

Liquidity and Capital Resources

     The following summarizes the Company's capital resources at November 30, 2005 compared with February 28, 2005.

                    November 30, 2005  February 28, 2005     Increase    Increase
                                                            (Decrease)  (Decrease)
---------------------------------------------------------------------------------
Cash                      $   932,476         $ 2,299,740   $(1,367,264)   -29%
Current assets              1,005,702           2,317,206    (1,311,504)   -27%
Current liabilities           639,368           1,040,430      (401,062)    77%
Working capital               366,334           1,276,776      (910,442)  -113%


     The principal components of the changes in cash are summarized as follows:

     Proceeds from convertible debt                              2,760,000
      Proceeds from warrants exercised                              59,983
      Investment in subsidiary, net of
     distributions                                              (1,594,334)
      Purchase of property and equipment                          (701,427)
      Payment of bank debt                                        (250,027)
      Payment of bridge loan                                      (250,000)
      Preferred stock dividends                                    (94,138)
      Cost of issuing equity securities                            (12,375)
      Operating expenses                                        (1,284,946)
                                                               -----------
                                                               $(1,367,264)
                                                               ===========

     The other components of the change in current assets are an increase in accounts receivable of $40,870 arising from selling gas at the Slater Dome Prospect, prepaid expenses increased $14,890 because the Company incurred additional prepaid expenses that were not completely amortized as of November 30, 2005.

     The following summarizes the changes in current liabilities:


                  Accounts payable               $    (83,789)
                  Dividends payable                   226,310
                  Accrued expenses                    (56,150)
                  Note payable, bank                 (250,027)
                  Note payable, shareholder          (250,000)
                  Accounts payable, affiliates         12,594
                                                --------------
                                                 $   (401,062)
                                                ==============

     The principal reason for the decrease in current liabilities is from the payment of notes payable. The increase in dividends payable and the decrease in accounts payable and accrued expenses are considered normal and in the ordinary course of business.

     The decrease in working capital of $910,442 or 71.3% is principally due to the investment in long-lived assets and funding ongoing operations.

     Management believes that our current cash position, along with the production of natural gas from our Slater Dome Prospect, at the current natural gas prices, will be sufficient to meet our capital and operating requirements for the next six months. We will be dependent on the receipt of additional capital from either the exercise of the Warrants, increasing the Company's debt or the issuance of additional equity to participate in the anticipated drilling program that we believe will commence in the summer and early fall of 2006.

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

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Not Applicable.

Item 3.   Defaults Upon Senior Securities.

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

(b) Reports on Form 8-K:

1. On September 1, 2005 disclosing purchase of Class A limited partnership interest in SDG and sales of unregistered securities

2. September 6, 2005 issued a press release announcing setting production casing in a new well drilled in its Slater Dome Prospect.

3.   On September 19, 2005 issued a press release regarding a project update.

4.   On September 23, 2005, amending Form 8-K filed on September 1, 2005

5.   On October 10, 2005 disclosing sales of unregistered securities

6. On November 15, 2005 disclosing acquisition of additional acreage at the Slater Dome Prospect

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 New Frontier Energy, Inc.


Date: January 16, 2006           By:  /s/ Paul G. Laird
                                      ----------------------------------
                                      Paul G. Laird, President and Chief
                                      Executive Officer


                                 By:  /s/ Les Bates
                                      ----------------------------------
                                      Les Bates, Chief Financial Officer