Form 10KSB
period 2006-02-28
NEW FRONTIER ENERGY INC
filed 2006-06-06
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.


                   For the fiscal year ended February 28, 2006

                         Commission file number: 0-50472

                            New Frontier Energy, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-1530098
         ----------                                          ----------
(State or other jurisdiction                         (I.R.S. Identification No.)
of incorporation or organization)



  1789 W. Littleton Blvd., Littleton, Colorado                   80120
 ----------------------------------------------                  ------
    (Address of principal executive offices)                   (Zip Code)

                                 (303) 730-9994
              (Registrant's telephone number, including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenues for the fiscal year ended February 28, 2006 were $159,452.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 15, 2006 was approximately $7,847,766 based upon the last reported sale on that date.

The number of the Registrant's shares of $0.001 par value common stock outstanding as of May 15, 2006 was 4,599,622.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format:       [  ] Yes  [X] No

                                TABLE OF CONTENTS

Part I

Items 1 and 2. Description of Business and Properties                         1

Item 1A        Risk Factors                                                  17

Item 1B.       Unresolved Staff Comments                                     28

Item 3.        Legal Proceedings                                             28

Item 4.        Submission of Matters to a Vote of Security Holders           28

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters      28

Item 6.        Management's Discussion and Analysis or Plan of Operation     29

Item 7.        Financial Statements                                          40

Item 8.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                           40

Item 8A.       Controls and Procedures                                       40

Item 8B.       Other Information                                             41

PART III

Item 9.        Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act    41

Item 10.       Executive Compensation                                        43

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    46

Item 12.       Certain Relationships and Related Transactions                49

Item 13.       Exhibits                                                      50

Item 14.       Principal Accountant Fees and Services                        51

SIGNATURES                                                                   52

Financial Statements                                                        F-1

Notes to Consolidated Financial Statements                                  F-8

Additional Information

     Descriptions in this Report are qualified in their entirety by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "SEC").


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

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

     o Our ability to identify, finance and integrate other acquisitions of properties;

     o    Volatility of our stock price; and

     o Actions of overseas producers of oil and natural gas over which we have no control.

     These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this Annual Report. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice, based on changes in such facts or assumptions.

     While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no responsibility or obligation to update publicly these forward-looking statements but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.



                  [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

                                     PART I

Items 1 and 2.   Description of Business and Properties

     Background

     We were incorporated as Storagefinders.com under the laws of the State of Colorado on January 7, 2000. In March 2001, we changed our name to New Frontier Energy, Inc. ("New Frontier" or the "Company") and commenced operations in the oil and gas industry through the acquisition of all of the outstanding shares of Skyline Resources, Inc. ("Skyline"). Skyline was operated as our subsidiary through the close of business on February 28, 2005, at which time it was merged into New Frontier.

     In February 2002, we were acquired by Wyoming Oil & Minerals, Inc., a Wyoming corporation engaged in the oil and gas industry with securities traded "over-the-counter" and quoted in the OTC Bulletin Board ("WYOG"), in an effort to obtain additional funding through access to the public market. Subsequently, WYOG divested itself of our assets and operations and our stock was "spun out" to the shareholders of WYOG effective June 30, 2003. Following registration of our stock with the SEC, our stock was distributed to the shareholders of WYOG beginning April 23, 2004.

     Our executive offices are located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, and our telephone number is (303) 730-9994.

     Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us" or the "Company" refer to New Frontier and Slater Dome Gathering, LLLP ("SDG"), in the fiscal year ended February 28, 2006, and includes our wholly-owned subsidiary, Skyline, in the fiscal year ended February 28, 2005.

     Our Business

     We explore for, produce and gather oil and natural gas. We have an interest in three principal properties, the Slater Dome Prospect, located in northwest Colorado and south central Wyoming (the "Slater Dome Prospect"), the Flattops Prospect located in southwest Wyoming (the "Flattops Prospect") and the Nucla Prospect, located in western Colorado (the "Nucla Prospect"). Two of these properties, the Flattops Prospect and the Nucla Prospect, are undeveloped, which means they do not currently produce any oil or natural gas. The Slater Dome Prospect is operated by Cedar Ridge, LLC ("Cedar Ridge"), an independent third party. We operate the Flattops Prospect, and the Nucla Prospect is essentially dormant. We also own certain royalty interests in certain wells in the state of Wyoming other than in the Slater Dome Prospect.

     As of May 10, 2006, the Company owns 82.76% of the limited partnership interests (the "Limited Partnership Interests") of SDG, and, accordingly, the Company will be entitled to 74.48% of SDG's distributions until the limited partners of SDG have received cash distributions equal to their original contribution and 62.07% of cash distributions thereafter. SDG owns the 18-mile gas gathering pipeline (the "Gas Gathering Line") that transports the Company's natural gas from the Slater Dome Prospect to the Questar transportation line in Baggs, Wyoming. The Flattops Prospect is relatively close to the Gas Gathering Pipeline. The Nucla Prospect is owned with a number of independent third parties who have combined their acreage positions in this area in order to share costs and provide marketing skills in an effort to sell the acreage to one or more third parties. In December 2004, we and the other working interest owners in the Nucla Prospect granted a two-year option to an independent third party who intends to evaluate the prospect and conduct a seismic program. The consideration, net of costs, for the option was $15,171 to our interest, and the grantee will pay all lease rental obligations during the option period.

     Slater Dome/Coal Bank Draw Prospect

     We acquired our interest in the Slater Dome Prospect in 2001, when we acquired Skyline. Skyline in turn, acquired its interest in the Slater Dome Prospect in November 1998 from Energy Investments, Inc., a privately held, independent third party ("EI"). Skyline drilled an exploratory well to test for gas in 1998 and participated in drilling six additional wells. During the period from 1998 to 2002, Skyline owned a 33.33% working interest in the Slater Dome Prospect. In 2002, Skyline acquired an additional 33.33% interest in the property, following which it owned a total approximately 66.67%. In an effort to diversify its holdings and obtain an operator experienced in coal-bed methane development and production, Skyline sold a 36.67% undivided working interest in the Slater Dome Prospect to Cedar Ridge. That transaction was completed with an effective date of February 28, 2003. Following this sale, Skyline retained a 30% interest in the property. The consideration received from the sale was $900,000, which consisted of $400,000 in cash and the credit by Cedar Ridge of the balance of $500,000 against our working interest for future costs incurred. The $500,000 credit was fully utilized in July 2004.

     Our interest in the Slater Dome Prospect is subject to an operating agreement dated February 28, 2003, between us, Cedar Ridge as the operator and Slaterdome Gas, Inc., the owner of the remaining 33% interest in the Slater Dome Prospect (the "Operating Agreement"). Pursuant to the Operating Agreement, Cedar Ridge makes substantially all decisions affecting the exploration, development and operation of the Slater Dome Prospect.

     The primary drilling objective in the Slater Dome Prospect is the Lower Iles coal-bearing formation of the Mesa Verde Group at depths ranging from 700 to 3,200 feet.

     A secondary objective consists of a group of sands that exist between the base of the Iles formation and the top of the Mancos shale. The Deep Creek Sand is the basal sand of this group. The Deep Creek Sand was productive in the Savery Field just north of the Slater Dome Prospect. However, there is no assurance that gas can be produced economically from the Deep Creek Sand.

     The Company currently has an interest in eleven coal-bed methane wells, nine of which are producing and two of which are shut in. Of the shut-in wells, one is waiting on a completion rig, and the second is waiting on a pipeline connection to the Gas Gathering Pipeline.

     The Company has also drilled and completed one water-disposal well. We currently have a temporary surface water discharge permit from the State of Colorado.

     At February 28, 2006, our estimated proved reserves totaled 6,006,000 MCF of gas to our interest. The Company participated in drilling three successful coal-bed methane development wells in fiscal 2006 on the Slater Dome Prospect with no dry holes.

     The Company completed electrifying the production and water-disposal facilities for nine of its producing wells during the quarter ending May 31, 2006.

     Flattops Prospect

     We acquired fee leases in the Flattops Prospect in fiscal 2006 from approximately 20 mineral interest owners. We own 100% of the working interest in approximately 3,257 gross acres, 2,806 net acres, in this prospect. We operate the Flattops Prospect.

     The Flattops Prospect is postulated around the Montgomery #1 well in Carbon County, Wyoming. Kirby Petroleum drilled this well in 1967 to test the Mesa Verde sands for oil production. Gas was encountered in the Fort Union, Lance and Almond sections of the Mesa Verde formation. Gas flowed to the surface on a drill stem test in the Almond section of the Mesa Verde formation at a rate of 147 MCF per day. This well was plugged and abandoned for lack of a gas transmission line in the region. We believe that additional gas potential exists in the Mesa Verde coals and sands (6,000'-6700'), the Lance coals and sands (2650'-3550') and the Fort Union coals (1825'-1910'), as well as the Fort Union Sands.

     During the second quarter of 2006, the Company intends to drill the plug out of the Montgomery well and log and test this well using modern logs and testing. Further, we also intend to drill and test these same formations in an up-dip position approximately 1.5 miles due east of the re-entry well. The Gas Gathering Pipeline is less than one-half mile from the proposed wells, which would provide the ability to connect the wells into the Gas Gathering Pipeline.

     Nucla Prospect

     The Nucla Prospect consists of approximately 39,000 gross acres in the aggregate, of which we own approximately 8,000 net acres. The interests of all of the owners of this prospect have been combined in an effort to market and sell the property. The Nucla Prospect is located in Montrose County, Colorado, which is on the western edge of Colorado.

     The Nucla Prospect is essentially an exploration project. As such, we acquired our interest with the idea of selling a majority to a larger industry participant. Due to the substantial costs necessarily involved in exploring and possibly developing the property, we do not believe it is an appropriate prospect for us to develop. WYOG acquired the interest in the Nucla Prospect from NRG Resources, Inc. ("NRG") in April 2002 in an arms-length negotiated transaction in which WYOG issued 60,000 shares of WYOG's $0.001 par value common stock, valued at $2.00 per share. Paul G. Laird and Les Bates, both officers and directors of the Company, and Grant Gaeth, a director of the Company, were officers and directors of NRG and at the time of the transaction had no ownership in WYOG.

     We and the other interest owners in the Nucla Prospect have executed an agreement governing our interests in this property. Pursuant to the agreement, the interest owners created an area of mutual interest surrounding the property in which any owner must offer a right to participate to any other owner. The main purpose of the agreement is to market and sell a majority of the interests. To that end, each owner is attempting to obtain industry partners to further evaluate the Nucla Prospect by seismic surveying and/or drilling of one or more test wells. Our objective is to sell the Nucla Prospect for cash, subject to a retained overriding royalty interest, and possibly a carried or back-in working interest. In the event of the sale of the Nucla Prospect, each working interest holder in the Nucla Prospect will be reimbursed for individual lease costs and other reasonable and necessary expenses connected with the sale. Any remaining proceeds shall be divided in accordance with the parties' interest in the property. The parties have agreed that consent to sale of this property shall not be unreasonably withheld.

     We, together with the other working interest owners, granted a seismic option for two years to an independent third party in December 2004. The consideration, net of costs, for the option approximates $15,171 to the Company's interest, and the grantee will pay all lease rental obligations during the option period.

     Natural Gas Gathering Pipeline

     Prior to May 2005, there was no operating gathering pipeline available at the Slater Dome Prospect to transport our gas. However, SDG, an affiliate of Paul G. Laird, the Company's President and Chief Executive Officer, completed construction of the 18-mile Gas Gathering Pipeline to the Slater Dome Prospect in May 2005, and we commenced the sale of natural gas in June 2005. The Gas Gathering Pipeline transports the Company's natural gas from the Slater Dome Prospect to a Questar transportation line in Baggs, Wyoming.

     Management considers the ownership of the Gas Gathering Pipeline to be a strategic asset, because in addition to providing a market for gas produced from the Slater Dome Prospect, the Gas Gathering Pipeline provides an additional source of revenue from distributions paid to the holders of the Limited Partnership Interests in SDG. Gas produced from other owners and operators in the area around the Slater Dome Prospect may be transported through the Gas Gathering Pipeline for a fee, assuming the wells are connected to the Gas Gathering Pipeline. The attractiveness of the Gas Gathering Pipeline to other producers will depend on the amount of the fee and other alternatives for transporting gas to market.

     We and the other producers at the Slater Dome Prospect have entered into a ten-year gathering agreement and have agreed to pay SDG a fee of $0.50 per MCF, subject to annual escalations for cost recovery of gas transported through the line, until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate our gas to the Gas Gathering Pipeline. The construction costs for the Gas Gathering Pipeline were $2,609,841. The producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the minimum daily quantity ("MDQ"); the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per million British Thermal Units (MMBtu) necessary to make up the monetary equivalent of the annual shortfall. In the event that total gas gathering revenue for the preceding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year's comparison.

     The following table summarizes the MDQ requirements whereby each producer agrees to deliver a MDQ/MMBtu of gas during the first five years following the date the Gas Gathering Pipeline began transporting gas:

                                                   Minimum
                                             Producers' Aggregate
                            Year             MDQ/MMBtu Quantities
                           -----             --------------------
                             1                     1,500
                             2                     2,000
                             3                     4,000
                             5                     5,000
                             6                     6,000
                             7                     7,000
                             8                     8,000
                             9                     9,000
                            10                    10,000

     In March 2005, the Company advanced $1,000,000 to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG" or the "General Partner"). In May 2005, NRGG contributed the Gas Gathering Pipeline and the $1,000,000 obligation to the Company to SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into Limited Partnership Interests in SDG. In June 2005, the Company advanced $85,000 to the General Partner for operating expenses. In July 2005, the Company agreed to convert the advance in the amount of $85,000 into Limited Partnership Interests and purchased an additional $515,000 of Limited Partnership Interests. As a result, at, February 28, 2006, the Company owned 59.97% of the Limited Partnership Interests and accordingly, 53.97% of SDG. SDG is considered a variable-interest entity under Financial Accounting Standards Board (the "FASB") Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," and has been consolidated effective March 31, 2005.

     On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. The debenture is convertible into shares of the Company's $0.001 par value common stock ("Common Stock") at a conversion price of $2.00 per share. The Company, as of May 10, 2006, owns 82.76% of the Limited Partnership Interests and, accordingly, 74.48% of SDG's cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter. The debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of any shares of the company's Common Stock or Common Stock equivalents at a price less than $2.00 per share and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions. The $608,194 paid for the additional interests was the actual cost paid by NRGG for those limited partnership interests.

     The creditors of SDG do not have recourse to the general credit of the Company.

     In connection with the conversion of the $1,000,000 loan to Limited Partnership Interests, the Company executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). The Partnership Agreement provides that distributions will be allocated (i) first, to the General Partner in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) second, 90% to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests, as defined in the Partnership Agreement) and 10% to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement) of all of the Limited Partners is reduced to zero; and
(iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion.

     Oil and Gas Activities

     All of our properties are located in the states of Colorado and Wyoming. At May 15, 2006, we had an interest in 80,758 gross acres (73,442 net acres) of developed and undeveloped oil and gas properties, of which we had a direct ownership in 22,823 gross acres (20,252 net acres). We had a working interest in 11 gross coal-bed methane gas wells or 3.3 net wells as of February 28, 2006.

     The following table summarizes the oil and gas properties in which we have an interest at May 15, 2006:

     Proved developed oil and gas acres:                 Gross         Net
     -----------------------------------                 -----        ----
               Wyoming                                      80          24
               Colorado                                    800         240



     Undeveloped oil and gas acres:                      Gross         Net
     ------------------------------                     ------      ------
               Wyoming                                   7,465       7,068
               Colorado                                 14,479      12,920


No properties are held in fee, as we hold all properties by leasehold interests.

     Drilling Activity

     The results of our coal-bed methane gas drilling activity during the year ended February 28, 2006, is that we completed three wells of the three drilled at the Slater Dome Prospect.

                                February 28, 2006        February 28, 2005
                                -----------------        -----------------
                                Gross        Net         Gross        Net
                                -----       -----        -----       -----
         Development wells:
         Productive               3           0.9          1           0.3
         Dry                     --            --         --           --
         Total                    3           0.9          1           0.3

     Productive wells

     As of February 28, 2006, we had working interests in 11 coal-bed methane wells (3.30 wells, net) and one water-disposal well (0.3 wells, net), each located at the Slater Dome Prospect. Nine of the coal-bed methane wells are producing wells (3.0 wells, net), one well (0.3 net) is shut in awaiting a gathering line connection to the Gas Gathering Pipeline and one well (0.3 net) is shut in awaiting completion.

     Gas production volumes and average sales price are as follows:

     During the fiscal year ended February 28, 2006, we entered into an agreement with Cedar Ridge, the operator of the Slater Dome Prospect, whereby they would market the gas produced from the Slater Dome Prospect and disburse royalty proceeds, overriding royalty or other interests, pursuant to Title 34 of the Colorado Revised Statutes, attributable to the Company's share of production during the term of the agreement. The marketing agreement further specifies that the price we receive for the gas will be no less than that received by Cedar Ridge. The agreement can be terminated at any time with 60 days' notice. The production from the Slater Dome Prospect was sold principally to one purchaser and is being sold on a month-to-month basis. The following summarizes the gas production in the Slater Dome Prospect during the fiscal years ended February 28, 2006 and 2005:

                                         Fiscal Years Ended February 28,
                                         -------------------------------
                                            2006                  2005
                                         ---------             ---------
       Gas production in MCF               14,731                  --
       Average price per unit:              $7.84                $-0-


     During the fiscal year February 28, 2006, the Company produced 25,564 MCF of gas, of which it used 10,833 MCF in operations and sold 14,731 MCF. The gas used in operations is expected to decrease, as the nine producing wells have been converted from gas-driven pumping units to electric pumping units during the quarter ending May 31, 2006.

     Oil and gas reserve information

     The estimated oil and gas reserves presented below were derived from reports prepared by Questa Engineering, Corp., an independent petroleum engineering firm. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors. For further information concerning the Company's estimated oil and gas reserves, see Note 15 of Notes to Consolidated Financial Statements.

     Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States at the Slater Dome Prospect) are 6,006,000 MCF of gas.

     The present value of estimated net revenues before income tax, discounted at 10%, is $6,873,700, using a current price of $5.32 per MCF, as summarized as follows:


                                                       February 28,
                                                   2006           2005
                                              --------------------------

        Future cash inflows                     $ 31,953,800       $  --
                                              --------------------------
        Deduct:
        Future production costs                  (11,496,300)         --
        Future development costs                  (4,502,800)         --
        Future income taxes                       (4,048,000)         --
                                              --------------------------
                                                 (20,047,100)         --
                                              --------------------------

        Future net cash flows                     11,906,700          --


        Less 10% discount amount                  (5,033,000)         --
                                              --------------------------

                                                $  6,873,700       $  --
                                              ==========================

     The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See "Risk Factors."

     Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The net future cash flows should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

     Business Strategy

     Maximizing the value of our existing assets and locating new growth projects are the principle elements of our business strategy. Our primary focus in the next fiscal year is to increase our cash flow and oil and gas reserves by developing the Slater Dome Prospect and to commence exploratory drilling at the Flattops Prospect. The next objective is to internally develop and/or acquire other natural gas prospects capable of producing significant reserves. We also intend to work towards developing and marketing oil and gas prospects by attempting to obtain a promoted or carried working interest in the wells we plan to drill on the Flattops Prospect.

     Coal-bed Methane Gas

     Natural gas consists primarily of methane, which is produced when organic material is physically turned into coal under normal geologic conditions. Methane is generally considered a cleaner form of energy than traditional coal and oil. When the coal and methane conversion process occurs such that the resultant coal is saturated with water and methane is trapped within the coal, the result is coal-bed methane ("CBM"). Water permeates coal beds, and the water pressure traps the gas within the coal. Because coal has a large and complex internal surface area, it can store volumes of gas six or seven times as large as a conventional natural gas reservoir of equal rock volume. CBM is kept in place usually by the presence of water. Thus, the production of CBM in most cases requires the dewatering of the coal gas to be extracted. Therefore, in a coal-bed gas well, water is produced in large volumes, especially in the early stages of production. Since CBM at the Slater Dome Prospect, and potentially in the Flattops Prospect, is found at relatively shallow predictable depths, exploration and development costs are generally much lower than for deeper, more geologically complex, oil and gas exploration projects. The wells drilled and completed to extract CBM from these shallower coal seams are therefore much more cost effective to drill and complete. Operating costs, however, for these wells are usually higher than for conventional free-flowing gas wells due to the need to pump and dispose of water during the producing life of the well.

     The United States Geological Survey has estimated coal-bed gas resources of at least 700 trillion cubic feet. About 100 trillion cubic feet of that appears to be economically recoverable with existing technology. CBM gas currently accounts for about 7.5% of total natural gas production in the United States.

     Facilities

     Effective January 1, 2006, we lease approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The lease expires on December 31, 2008. The lease is with Spotswood Properties, LLC ("Spotswood"), a Colorado limited liability company and an affiliate of Paul G. Laird, President and Chief Executive Officer of the Company. The Lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties.

     Glossary of Terms

Bcf:           Billion cubic feet.

Bcfe:          Billion cubic feet equivalent.

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

MCF:           Thousand cubic feet.

MMCF:          One million cubic feet.

MMBtu: One million British Thermal Units. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

Net acres:     One net acre is deemed to exist when the sum of the fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

Net well:      One net well is deemed to exist when the sum of the fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

Proved         Reserves that are expected to be recovered through existing wells
Developed      with existing equipment and operating methods.
Reserves:

Proved Oil     Estimated quantities of crude oil, natural gas and natural gas
and Gas        liquids which geological and engineering data demonstrate with
Reserves:      reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.
               Prices include consideration of changes in existing prices provided only by contractual arrangements but not on escalations based upon future conditions. For a complete definition of proved oil and gas reserves, see Rule 4-10(a)(2)(3)(4) of Regulation
               S-X, available on the SEC's website at
               (http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas).

Proved         Proved reserves that are expected to be recovered from new wells
Undeveloped    on undrilled acreage or from existing wells where a relatively
Reserves:      major expenditure is required for recompletion.


PV-10 Value:   The present value of estimated future gross revenue to be
               generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income taxes or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Competition

     The oil and natural gas industry is intensely competitive. Our competition includes major natural resource companies that operate globally, as well as independent operators located throughout the world, including North America. Many of these companies have greater financial resources than we do. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

     The three largest CBM producers in the lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all of which produce most of their CBM production from the San Juan Basin in northwest New Mexico and southwest Colorado.

     Devon Energy ranks fourth in production and is aggressively expanding CBM production in the Powder River Basin in Wyoming and Montana and the Raton Basin in south-central Colorado and northeastern New Mexico and has CBM production in the San Juan Basin and Wind River Basin in central Wyoming. Devon Energy has also acquired what is considered a "dominant" 250,000-acre position in the Powder River Basin in addition to 53,000 acres in the Wind River Basin and 150,000 acres in the Forest City/Cherokee Basin in Kansas.

     Anadarko Petroleum Corporation ("Anadarko") is an independent oil and gas exploration and production company with 1.5 billion barrels of oil equivalent of proved developed reserves and .925 billion barrels of oil equivalent proved undeveloped reserves as of December 31, 2005. Its major areas of operation in the United States are located primarily in Texas, Louisiana, the mid-continent region and the western states, Alaska and the Gulf of Mexico. It also has operations in Canada, Algeria and several other international markets. Anadarko actively markets natural gas, oil and natural gas liquids production and owns and operates gas-gathering systems in its core producing areas. In addition, it is engaged in the hard-minerals business through non-operated joint ventures and royalty arrangements in several coal and industrial mineral mines located on lands within and adjacent to its properties that include an 8,000,000-acre strip running through portions of Colorado, Wyoming and Utah.

     EOG Resources, Inc. ("EOG") explores, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad and selected other international areas. EOG's operations are mainly natural gas and crude oil exploration and production. At December 31, 2005, EOG's total estimated net proved reserves were 6,194 Bcfe, of which 5,557 Bcf were natural gas reserves and 106 million barrels MMBbl, or 637 Bcfe, were crude oil, condensate and natural gas liquids reserves. As of December 31, 2005, approximately 56% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 22% in Canada, 21% in Trinidad and 1% in the United Kingdom North Sea.

     The following is a summary of the regional competitors that are active in the coal-bed methane segment of the industry:

     As of December 31, 2005, Double Eagle Petroleum Co. ("Double Eagle") owns interests in a total of 626 producing wells, with natural gas constituting approximately 82% of its production and oil constituting approximately 18%. Double Eagle's Eastern Washakie coal-bed natural gas project is a 40-mile-long trend located between the town of Baggs and Rawlins in south-central Wyoming. Double Eagle has acquired interests in 53,570 gross acres (30,387 net acres) and controls operations on over 260 undrilled locations on 80-acre spacing. Double Eagle owns other interests in acreage outside of the Atlantic Rim area.

     Galaxy Energy Corporation ("Galaxy") is in the business of acquiring and developing coal-bed methane and other unconventional and conventional natural gas properties in Wyoming, Texas, Europe and other areas where shallow coal beds offer attractive exploitation opportunities for natural gas. Galaxy has an interest in 235 completed wells, 71 of which are in various stages of completion and 77 of which are shut in as of March 9, 2006. Galaxy owns an interest in 294,367 gross acres and 85,828 net acres in the Powder River Basin in Wyoming and Montana.

     Clayton Williams Energy, Inc. ("Clayton Williams") is a private independent exploration and production company that develops and produces oil and natural gas. Clayton Williams has leased approximately 70,000 undeveloped acres adjacent to the southeast of the Slater Dome Prospect. Clayton Williams has indicated it intends to conduct tests in the exploration for natural gas on its leases during calendar 2006.

     Yates Petroleum Corporation, a private independent oil and gas company, leases approximately 80,000 acres along the Cherokee Ridge and Fort Union Coal Fairway adjacent to and southwest of the Slater Dome Prospect.

     Merit Energy Company ("Merit") is a private firm specializing in direct investments in oil and gas assets. Merit holds acreage in the Fort Union Coal production at South Baggs/West Side Canal directly west of the Slater Dome Prospect.

     Market for Oil and Gas

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the capacity of the gas transportation systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     Government Regulation

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include drilling permits, discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the company. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

     Oil and Gas Regulation

     The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows.

     Drilling and Production

     Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which we operate, also regulate one or more of the following:

     o    The location of wells;

     o    The method of drilling and casing wells;

     o    The rates of production or "allowables;"

     o The surface use and restoration of properties upon which wells are drilled; and

     o The plugging and abandoning of wells and notice to surface owners and other third parties.

     State laws regulate the size and shape of drilling and spacing units, or proration units, governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

     FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule-makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory, basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

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

     Environmental Regulation

     Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

     Waste Disposal

     The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent, requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas or geothermal energy constitute "solid wastes," which are regulated under the less-stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

     Clean Water Act

     The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

     We believe that we are in substantial compliance with current applicable environmental laws and regulations.

     As the operator of Slater Dome Prospect, Cedar Ridge will be responsible for obtaining all permits and government permission necessary to operate the property and permits to drill wells. Likewise, we as operator of the Flattops Prospect, will be responsible for obtaining all permits and government permission necessary to operate and drill wells on that prospect. SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.

     Research and Development Activities

     No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

     Employees

     We currently have four employees, including Paul G. Laird, our President and Chief Executive Officer, Les Bates, our Chief Financial Officer, Principal Accounting and Financial Officer, Secretary and Treasurer and Jubal S. Terry, our Manager of Exploration. Our executive officers devote such time, as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest.

     From time to time, we use the services of clerical and accounting personnel on a part-time basis and the services of geologists, engineers, landmen and other professionals on a contract basis as may be necessary for our oil and gas operations.

     Available Information

     Our Internet website address is www.nfeinc.com. We make available, free of charge, all filings with the SEC and all press releases on this site.

Item 1A.  Risk Factors

     Risks Related To Our Business

     We are a new entrant into the oil and gas industry, without any proven operating history.

     We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. Since that date, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is no history of production or generating revenue against which to compare our revenues during the year ended February 28, 2006.

     The Slater Dome Prospect is the primary oil and gas property where most of our capital resources have been employed.

     Our plan of operation includes efforts to further develop the Slater Dome Prospect through drilling additional producing wells, drilling two exploratory wells on the Flattops Prospect and selling a majority of our interest in the Nucla Prospect. As such, it is not our desire to expend funds, which we believe necessary, to properly explore the Nucla Prospect. If the development of the Slater Dome Prospect is not successful, we will be forced to seek additional opportunities. Substantially all of our current capital investment has been spent on the development of the Slater Dome Prospect. We are dependent on further development efforts to prove additional reserves at the Slater Dome Prospect in order to generate additional cash flow and to achieve economies of scale when dewatering the existing and future wells. If we are unable to further develop this prospect, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time-consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that sufficient working capital will be available to finance the acquisitions. Our substantial dependence on a single prospect property for cash flow increases the risk of our future success.

     We have a history of losses from operations and negative cash flow that is likely to continue unless we economically produce oil or natural gas.

     We have a history of losses from operations and negative cash flow that is likely to continue unless we economically produce oil or natural gas. A significant portion of our cash flow since inception has come from short-term loans, equity investments, contributions from our former corporate parent and the sale of oil and gas properties. Unless we economically produce oil and gas in the future, these losses will continue. If we continue to experience losses from operations and negative cash flow as we have in the past, the price of our Common Stock may be adversely affected.

     No assurance of the accuracy of the estimates of oil and gas reserves.

     We have obtained a report on the estimated reserves on our leases on the Slater Dome Prospect. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows.

     Further, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. Actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

     o    Actual prices we receive for oil and natural gas;

     o    The amount and timing of actual production;

     o    Supply of, and demand for, oil and natural gas; and

     o    Changes in governmental regulations or taxation.

     The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates, and any significant variance could have a material adverse effect on our future results from operations.

     Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

     We are dependent upon the operation of the Gas Gathering Pipeline to transport our natural gas from the Slater Dome Prospect to a Questar transportation line in Baggs, Wyoming.

     We are entirely dependent upon the operation of the Gas Gathering Pipeline to transport gas produced at the Slater Dome Prospect to the Questar transportation line. If a Gas Gathering Pipeline is not available for any reason to transport gas produced at the Slater Dome Prospect, it would have a material adverse effect upon the Company and our results from operations.

     We are dependent upon transportation and storage services provided by third parties.

     We are dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of FERC or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder our processing and marketing operations and/or affect our sales margins, which would have a material adverse effect upon our results from operations.

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

     Many aspects of gathering, processing, marketing and transporting of natural gas are subject to federal, state and local laws and regulations, which can have a significant impact upon overall operations. Both transportation and storage of natural gas by interstate pipelines and the rates charged for such services are subject to the jurisdiction of FERC or state regulatory agencies. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect the financial position or results of operations and may be subject to FERC.

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

     As the operator of Slater Dome Prospect, Cedar Ridge will be responsible for obtaining all permits and government permission necessary to operate the property and to obtain permits for any new wells that are drilled. SDG will be responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline. While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that Cedar Ridge or SDG, as applicable, will obtain the necessary permits and easements. The failure to do so would have a material adverse effect upon our operations and financial condition.

     Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

     Our operations are affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on our operations. Our success is dependent largely on the prices received for natural gas and oil production. Prices received also affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Further, it could affect the amount of natural gas that is transported through the Gas Gathering Pipeline constructed by SDG, in which we own 82.76% of the Limited Partnership Interests. Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include, but are not limited to:

     o    The level of consumer product demand;

     o    Weather conditions;

     o    Domestic and foreign governmental regulations;

     o    The price and availability of alternative fuels;

     o    Political conditions in natural gas and oil-producing regions;

     o    The domestic and foreign supply of natural gas and oil;

     o    The price of foreign imports; and

     o    Overall economic conditions.

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the capacity of the gas transportation systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels, each of which could have a material adverse effect upon our results of operations

     The oil and gas industry in which we operate involves many operating risks that can cause substantial losses.

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

     o    Suspension of our operations; and

     o    Repairs necessary to resume operations.

     If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1 million of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable

     We are substantially dependent upon only one property, which causes our risk to be concentrated.

     Substantially all of our investment is in the Slater Dome Prospect and SDG, which owns the Gas Gathering Pipeline that services the Slater Dome Prospect. Our plan of operation includes efforts to sell a majority of our interest in the Nucla Prospect, and this prospect is primarily exploratory in nature. As such, it is not our desire to expend funds, which we believe necessary, to properly explore the Nucla Prospect. If the Slater Dome Prospect is not productive of oil or natural gas, we will be forced to seek additional opportunities. Substantially all of our current capital investment has been spent on the development of the Slater Dome Prospect. Since this prospect is under development, we are dependent on further drilling efforts to prove additional reserves at the Slater Dome Prospect for additional cash flow. If we are unable to prove that this prospect can be economically productive of oil and natural gas, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that sufficient working capital will be available to finance the acquisitions. Our substantial dependence on a single prospect property for cash flow increases the risk of our future success.

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

     We rely on Cedar Ridge, a third party, to operate the Slater Dome Prospect.

     Decisions by Cedar Ridge, the operator of the Slater Dome Prospect, may affect our capital requirements and subject us to financial penalties for failure to comply. The Slater Dome Prospect is subject to an operating agreement with Cedar Ridge, the owner of a 36.67% interest in the field. As the operator of that property, Cedar Ridge has control over the management of operations on the prospect and makes decisions regarding development of the field. These decisions may affect our capital requirements. Under the terms of the operating agreement, we have the option to participate in drilling on a well-by-well basis, for up to as many as 13 wells at one time. If we elect to participate in drilling, we are obligated to contribute 30% of the costs, and if we are unable to make such payments, we will be subject to a 450% penalty for our pro rata share of the costs. Failure to make such payments may result in our losing revenues from the wells drilled, if successful, until the 450% of costs are recouped by the operator, which would have an adverse effect upon the Company and its shareholders.

     We may be unable to retain key employees or recruit additional qualified personnel.

     Our extremely limited number of employees means that we could be required to spend significant sums of money to locate and train new employees if any of our employees resign or depart for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of our existing officers, Paul G. Laird and Les Bates. Each of these individuals has significant experience in the oil and gas industry. We do not carry key man life insurance on either Mr. Laird or Mr. Bates. We may not have the financial resources to hire a replacement if one or both of our officers were unavailable for any reason. The loss of service of either of these individuals could, therefore, significantly and adversely affect our operations.

     Our officers may be subject to conflicts of interest.

     Our officers devote such time as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. Each officer devotes other time to other business endeavors, including consulting relationships with other oil and gas entities, and has responsibilities to these other entities. Because of these relationships, such individuals will be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. As an example of these potential conflicts, our President, Paul G. Laird, is affiliated with a company called NRG. His position as an officer, director and principal shareholder of NRG. He is a general partner of NRGG, the general partner in SDG. And he is an officer and director of New Frontier. All of which creates a potential conflict with regard to his duties to each entity. SDG is the partnership organized for the construction and operation of the Gas Gathering Pipeline from the Slater Dome Prospect, and we hold 82.76% of SDG's Limited Partnership Interests. Each of our officers and directors has agreed that any business opportunity that comes to their attention in the future shall first be presented to the Company. Nonetheless, these relationships present conflicts, which may exist for the foreseeable future.

     Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

     Colorado law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.

     Risks Related to our Common Stock.

     Sales of a substantial number of shares of our Common Stock into the public market may result in significant downward pressure on the price of our Common Stock and could affect the ability of our stockholders to realize the current trading price of our Common Stock.

     Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of May 15, 2006, we had 4,599,622 shares of Common Stock issued and outstanding. Further, the issued and outstanding shares of our 12% Series B Cumulative Convertible Preferred Stock, par value $0.001 ("Series B Preferred Stock") may be converted into 4,664,615 shares of our Common Stock, and 495,000 shares of our Common Stock may be issued upon the exercise of a warrant (the "Placement Agent Warrant") issued to Westminster Securities Corp. (the "Placement Agent") or its affiliates in connection with the Placement Agent Agreement with Westminster Securities Corp. dated September 14, 2004, and the subsequent conversion of the shares of the Series B Preferred Stock underlying this warrant into shares of our Common Stock.

     Further, to the extent any of the shares of Common Stock underlying the (i) 81,522 warrants issued to the holders of the Series A Preferred Stock (that was converted into 384,615 shares of our Common Stock on March 1, 2006) and the 5,115,430 Series B Preferred Stock Warrants (the "Series A Warrants" and "Series B Warrants," respectively), (ii) the 495,000 shares of Common Stock that may be acquired by the Placement Agent upon exercise of the Placement Agent Warrant,
(iii) the 81,522 shares of Common Stock that may be acquired upon the exercise of warrants issued to the lender pursuant to a Bridge Loan Agreement with the Company for resale ("Bridge Loan Warrants") or (iv) 200,000 warrants to acquire shares of our Common Stock issued to a shareholder in connection with the settlement of a contractual dispute, are issued, and the holder then resells the shares of Common Stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our Common Stock may decrease due to the additional shares of Common Stock in the market.

     On July 22, 2005, the Company closed on the sale of an aggregate of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures ("Convertible Debentures"), convertible into 25,000 shares of Common Stock at the rate of $1.20 per share and (ii) a three-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $2.00 per share (the "Debenture Warrants"). The holders of the outstanding Convertible Debentures will be able to resell 2,262,500 shares of Common Stock upon the conversion of the Convertible Debentures into shares of the Common Stock and 1,150,00 shares of Common Stock upon the exercise of the Debenture Warrants, respectively The Placement Agent received warrants, in connection with the debenture offering, for 230,000 shares of Common Stock at $1.20 per share and 115,000 shares of Common Stock at $2.00 per share which, if exercised, will be available for resale.

     As of May 15, 2006, there were 93,613 outstanding shares of our Common Stock, not held by our officers, directors, or by John McKey and Candace McKey, that are restricted securities, as that term is defined in Rule 144 under the Securities Act, and that have not been included on a registration statement pursuant to which the securities may be resold. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

     Further, as of May 15, 2006, there was an aggregate of 588,000 options to purchase shares of our Common Stock, and another 25,000 shares of Common Stock reserved for issuance under our Stock Option and Stock Grant Plan but not yet granted.

     As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock.

     The trading price of our Common Stock on the Over-the-Counter Bulletin Board has fluctuated, and may continue to fluctuate significantly.

     Since June 4, 2004, our Common Stock has traded as low as $0.47 and as high as $3.25. In addition to the volatility associated with Over-the-Counter Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our Common Stock:

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

     o    Investor perception of our industry or our prospects; or

     o    General economic trends.

     In addition, stock markets have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our Common Stock.

     We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

     We have historically needed to raise capital to fund our operating losses and may continue to incur operating losses until there are sufficient wells at the Slater Dome Prospect to provide economies of scale in production of the coal-bed methane gas at this prospect. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

     Issuances of additional shares of our stock in the future could dilute existing shareholders' holdings and may adversely affect the market price of our Common Stock. We have the authority to issue, without stockholder approval, up to 50,000,000, shares of Common Stock (of which, as of May 15, 2006, 4,599,622 shares were outstanding) and 25,000,000 shares of preferred stock (of which, as of May 15, 2006, 30,320 shares of our Series B Preferred Stock were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Because our Common Stock is traded on the Over-the-Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. The issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

     Our Common Stock is classified as a "penny stock" under SEC rules, which limits the market for our Common Stock.

     Since inception of trading in June 2004, our Common Stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, if the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny-stock transactions because of the extra requirements imposed on those transactions. Application of the penny-stock rules to our Common Stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

     In addition to the shares of our Common Stock underlying shares of our Series B Preferred Stock and Convertible Debentures, as well as warrants that have been issued by the Company, we have a large number of shares eligible for future sale.

     As of May 15, 2006, we had reserved 625,000 shares of Common Stock for issuance upon the exercise of options which have been, or may be, granted pursuant to the Plan, of which options to purchase 588,000 shares were outstanding (the "Plan Options"). Our officers and directors beneficially own 725,551 shares of our Common Stock, or 14.26% of our currently outstanding shares of Common Stock, which may be sold pursuant to Rule 144. Sales of Common Stock underlying Plan Options or by the certain directors may adversely affect the price of the Common Stock.

     The Series B Convertible Preferred Stock that we have issued adversely affects the right of the Common Stockholders.

     Our Series B Preferred Stock pays cumulative preferred dividends equal to 12% per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and will, upon conversion, have all of the rights of our Common Stock. Our Board of Directors has the authority to issue additional preferred stock, which could discourage potential takeover attempts or could delay or prevent a change in control through a merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

     Two of our shareholders collectively exercise voting power of more than 17% of our Common Stock.

     As of May 15, 2006, John McKey and his wife, Candace McKey, collectively own 782,116 shares of our Common Stock, or 17% of the shares outstanding. Of these, Mr. McKey owns 439,807 shares, and Mrs. McKey owns 342,309 shares. In addition, Mr. and Mrs. McKey hold warrants to purchase an additional 163,044 and 200,000 shares of our Common Stock at an exercise price of $1.38 and $2.00 per share, respectively. While Mr. and Mrs. McKey each disclaim beneficial ownership of the shares held by the other, collectively they may be able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

Item 1B.   Unresolved Staff Comments

     The Company has no unresolved comments from the SEC Staff regarding periodic or current reports under the Exchange Act.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-KSB.


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Shares of our Common Stock are traded on the Over-the-Counter Bulletin Board under the symbol "NFEI.OB." Our Common Stock was accepted for quotation on the "Bulletin Board" maintained by the National Association of Securities Dealers on May 26, 2004, and quotations began on June 4, 2004. Accordingly, no pricing information is available prior to this date.

     The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock on a quarterly basis for the year ended February 28, 2006 and the three quarters ended February 28, 2005, as quoted by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

Quarter Ended                      High Bid           Low Bid
-----------------                ------------       -----------
February 28, 2006                $       2.64       $      2.27
November 30, 2005                $       2.86       $      2.40
August 31, 2005                  $       1.80       $      1.42
May 31, 2005                     $       1.28       $      1.01
February 28, 2005                $       1.20       $      0.75
November 20, 2004                $       0.81       $      0.43
August 31, 2004                  $       1.15       $      0.60


     On May 24, 2006, the closing bid price of our Common Stock was $2.05. As of May 15, 2006, we had 1,729 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of May 15, 2006, there are approximately 2,183 beneficial owners of our Common Stock.

     Dividend Policy

     We have not declared or paid cash dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     Introduction

     The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-KSB, particularly in the section entitled "Risk Factors." Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The following discussion and analysis covers our plan of operation for the next twelve months. It discusses our financial condition at February 28, 2006, and changes in our financial condition since February 28, 2005, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 28, 2006, and February 28, 2005. The following discussion and analysis should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-KSB.

     The notable items that occurred during the fiscal year ended February 28, 2006, were that SDG completed the construction of an 18-mile Gas Gathering Pipeline from the Slater Dome Prospect to the Questar transmission hub in Baggs, Wyoming, that allowed us to start producing and dewatering the existing wells in the Slater Dome Prospect. We acquired 82.76% of the Limited Partnership Interests in SDG, and we successfully drilled and completed three coal-bed methane wells in the Slater Dome Prospect.

     Plan of Operation

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in three oil and gas prospects, two of which are undeveloped. The Slater Dome Prospect, in which we own a 30% working interest, consists of 61,488 gross acres, 31,638 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Prospect targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,258 gross acres, 2,806 net acres, of which we own 100% of the working interest. The Nucla Prospect consists of approximately 38,997 gross acres on 25 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% to 30% on a lease-by-lease basis), subject to a marketing agreement with several third parties. For a complete description of our properties and our business operations, see "Items 1 and 2. Description of Business and Properties."

     Our plan of operation is to develop the Slater Dome Prospect by drilling 12 wells adjacent or near our existing wells in the southeast section of the prospect and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2006 on that prospect. We also plan to evaluate opportunities to acquire other interests in oil and gas properties. We do not intend to develop the Nucla Prospect and have granted a two-year seismic option to an independent third party, which expires in December 2006.

     Prospect Acquisition Philosophy

     We anticipate undertaking investigation to acquire other interests in oil and gas properties in the fiscal year ending February 28, 2007. Our objective will be to acquire properties with immediate development potential or existing producing properties. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development. Rather, one or a small number of properties will be targeted with immediate development potential.

     Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of February 28, 2006, and February 28, 2005, and for each of the fiscal years ended February 28, 2006, and February 28, 2005, have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                       Year Ended February 28,
                                                    ----------------------------
                                                       2006              2005
                                                    -----------     ------------
Statement of Operations Data:

Revenue                                             $   159,452     $    28,132
(Loss) from operations                              $(2,438,109)    $  (678,869)
Other income (expense), net                         $  (602,018)    $   (41,917)
Net loss attributable to common shareholders        $(3,430,136)    $  (783,807)
Basic and diluted net loss per share                $     (0.94)    $     (0.24)
Weighted average shares outstanding                   3,667,947       3,215,163


                                                       Year Ended February 28,
                                                    ----------------------------
                                                       2006              2005
                                                    -----------     ------------
Balance Sheet Data:

Working capital                                    $  (109,622)      $ 1,276,776
Current assets                                     $   828,384       $ 2,317,206
Total assets                                       $ 7,324,927       $ 5,611,954
Current liabilities                                $   938,006       $ 1,040,430
Long-term liabilities                              $ 1,502,999       $        --
Total liabilities                                  $ 2,441,005       $ 1,040,430
Total Shareholders' equity                         $ 3,884,578       $ 4,571,524


                              Results of Operation

   Year Ended February 28, 2006, Compared to the Year Ended February 28, 2005.

     For the year ended February 28, 2006, we realized a net loss attributable to Common Stockholders of $3,430,136, or $0.94 per share, on revenue of $159,452. This compares with a net loss attributable to common shareholders of $783,807, or $0.24 per share, on $28,132 of revenue for the fiscal year ended February 28, 2005. The loss increased by $2,646,329 ($0.70 per share) or 337%.

     Our revenues increased from $28,132 during the fiscal year ended February 28, 2005, to $159,452 during the fiscal year ended February 28, 2006, a net increase of $131,320 or 467%. The increase in oil and gas revenues is primarily attributable to commencing the sale of gas from the Slater Dome Prospect on June 3, 2005; prior to that date, the wells were shut in awaiting a gathering line to transport the gas to market. The second component of the increase is that our royalty interests revenue increased as a result of the increase in price of crude oil and natural gas. The following table summarizes the increases:

                                                                  Increase
                                          2006         2005      (Decrease)
                                       ------------------------------------
     Slater Dome Prospect              $108,973      $     --      $108,973
     Royalty interests                   35,880        28,132         7,748
                                       ------------------------------------
                                       $144,853      $ 28,132      $116,721
                                       ====================================


     During the fiscal year ended February 28, 2006, SDG's gathering fees from the Gas Gathering Pipeline were $14,599. The Company did not have gathering fees during the fiscal year ended February 28, 2005, because the Gas Gathering Pipeline was not placed in service until June of 2005.

     Exploration costs were $132,551 during the fiscal year ended February 28, 2006, compared with $50,546 in the fiscal year ended February 28, 2005, an increase of $82,095, or 163%. The primary reason for the increase is the increased geologic consulting and geophysical consulting and map costs associated with the development of the Slater Dome Prospect, offset by decreased delay rental costs. The major components and the changes in exploration expenses are summarized as follows:

                                                                  Increase
                                           2006         2005     (Decrease)
                                        -----------------------------------
     Geological consulting              $ 93,448     $ 12,000     $ 81,448
     Geophysical and maps                 30,599        8,599       22,000
     Delay rentals                         8,504       29,482      (20,978)
     Miscellaneous                            --          375         (375)
                                        ----------------------------------
                                        $132,551     $ 50,456     $ 82,095
                                        ==================================

     Lease operating expenses were $668,788 during the fiscal year ended February 28, 2006, as compared to $180,105 during the fiscal year ended February 28, 2005, an increase of $488,683, or 271%. The operating costs increased as a result of the commencement of production at the Slater Dome Prospect, the dewatering of the wells at Slater Dome and the reworking of two existing wells. The major components and the changes in lease operating expenses are summarized as follows:

                                                                  Increase
                                               2006       2005   (Decrease)
                                             ------------------------------
     Slater Dome operating expenses          $251,210   $153,468   $ 97,741
     Rework costs                             216,507         --    216,507
     Compression and water disposal           196,957     23,798    173,159
     Other costs                                4,114      2,838      1,276
                                             ------------------------------
                                             $668,788   $180,105   $488,683
                                             ==============================

     Gas gathering costs amounted to $2,427 during the fiscal year ended February 28, 2006. Such costs were not present during the fiscal year ended February 28, 2005, because the Gas Gathering Pipeline was not placed into service until June of 2005.

     General and administrative expenses were $892,338 during the fiscal year ended February 28, 2006 as compared to $458,941 during the fiscal year ended February 28, 2005, an increase of $433,397 or 94%. The major components and the changes in general and administrative expenses are summarized as follows:

                                                                   Increase
                                              2006        2005    (Decrease)
                                           ---------------------------------
     Financial public relations            $172,966    $ 46,446    $126,519
     Insurance and benefits                  79,023       2,634      76,389
     Professional fees                      132,847      61,909      70,938
     Salaries                               333,481     254,988      78,493
     Travel                                  66,920      25,973      40,947
     Landman expenses                        42,253       2,400      39,853
     Other                                   64,848      64,590         258
                                           --------------------------------
                                           $892,338    $458,941    $433,397
                                           ================================

     The costs associated with increased financial relations are the result of the Company's retaining a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community. Insurance and benefits increased because the Company obtained directors' and officers' liability insurance. The Company adopted an employee health plan in June 2005, and liability, workmen's compensation and other miscellaneous insurance costs increased. The principal reason for the increase in professional fees was the result of increased legal and accounting fees associated with the acquisition of our interest in SDG and general increases attributable to the increase in corporate activities. Salaries increased because bonuses in the aggregate amount of $60,000 was granted to the officers, together with adding a clerical position during the fiscal year ended February 28, 2006. Travel increased because of the increased costs associated with our financing efforts and the increased production activity at the Slater Dome Prospect. Landman expenses increased because we engaged a contract landman to evaluate and acquire oil and gas properties. The increase in other expenses in the amount of $258 in the aggregate is considered normal in the ordinary course of business.

     Restricted stock award compensation was $234,000 during the fiscal year ended February 28, 2006, as compared with $0 during the fiscal year ended February 28, 2005. The restricted stock award compensation is the result of the issuance of 200,000 shares of Common Stock to our executive officers during the fiscal year ended February 28, 2006.

     Issuance of Common Stock warrants was $478,452 during the fiscal year ended February 28, 2006, as compared with $0 during the fiscal year ended February 28, 2005. The value of the awards was calculated using the Black-Scholes model (see footnote 7 to the Consolidated Financial Statements). The amounts charged to operations were $172,842 in connection with the issuance of warrants for investor relations services and $305,700 in connection with the issuance of a warrant in settlement of a contractual dispute.

     Depreciation, depletion and amortization was $188,915 during the fiscal year ended February 28, 2006, as compared with $17,499 during the fiscal year ended February 28, 2005, an increase of $171,416, or 980%. Of the increase in depreciation, depletion and amortization. $65,246 is attributable to depletion associated with the Gas Gathering Pipeline, which entered service in June 2005, $109,445 is attributable to depletion associated with the increased production from the Slater Dome Prospect, and $4,269 is attributed to increased office equipment, all of which is offset by a decrease of $7,541 in depletion associated with our royalty interests.

     Interest income was $8,779 during the fiscal year ended February 28, 2006, as compared with $3,624 during the fiscal year ended February 28, 2005, an increase of $5,155, or 142%. The increase is the result of a larger cash balance held in our bank account.

     Gain or loss from sale of assets was $0 during the fiscal year ended February 28, 2006, as compared with a loss of $1,606 during the fiscal year ended February 28, 2005. The Company incurred a loss of $1,606 from the sale of the production payment receivable during the fiscal year ended February 28, 2005.

     Interest expense during the fiscal year ended February 28, 2006, was $68,767, as compared with $43,935 during the fiscal year ended February 28, 2005, an increase of $24,832, or 57%. The increase in interest expense is primarily the result of interest arising from the interest payable on the Convertible Debentures issued by the Company in July 2005 in the amount of $42,549, offset by a decrease in interest paid on a loan from a shareholder and a bank loan in the amount of $17,717.

     Debt issuance costs during the fiscal year ended February 28, 2006, were $542,018, as compared with $0 during the fiscal year ended February 28, 2005, and arose from the issuance of shares to the Placement Agent in connection with the issuance of the Convertible Debentures in July 2005.

     The minority interest in net loss of the consolidated subsidiary during the fiscal year ended February 28, 2006, was $28,560. The Company did not acquire the initial Limited Partnership Interests in SDG until May 2005, and, accordingly, there was no net loss of the consolidated subsidiary during the fiscal year ended February 28, 2005.

     Dividends on the Series A Preferred Stock and Series B Preferred Stock during the fiscal year ended February 28, 2006, were $418,580, as compared with $63,021 during the fiscal year ended February 28, 2005, an increase of $355,559, or 564%. The Series B Preferred Stock was issued in February 2005, and, accordingly, the increase is attributable to dividends paid on the Series B Preferred Stock during the fiscal year ended February 28, 2006, which were not present during the fiscal year ended February 28, 2005.

     As a result of the above, we generated a net loss of $3,011,556 during the fiscal year ended February 28, 2006, as compared to a net loss of $720,786 during the fiscal year ended February 28, 2005.

     We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses. That objective, in turn, is dependent upon receipt of additional working capital. (See "Liquidity and Capital Resources").

     Liquidity and Capital Resources.

     We have not generated positive cash flows from operating activities and used $1,484,374 in operating activities. The following summarizes the Company's capital resources at February 28, 2006, compared with February 28, 2005,

                             February 28,   February 28,   Increase    Increase
                                2006          2005        (Decrease)  (Decrease)
                                  $             $              $             %
                             ---------------------------------------------------
     Cash                     746,018       2,299,740     (1,553,722)      (29%)
     Current assets           828,384       2,317,206     (1,488,822)      (27%)
     Current liabilities      938,006       1,040,430       (102,424)      (77%)
     Working capital         (109,622)      1,276,776     (1,386,398)     (113%)


     The changes in working capital are summarized as follows:


      Proceeds from convertible debt                        $    2,760,000
      Proceeds from warrants exercised                             107,992
      Investment in SDG, net of distributions                   (1,594,334)
      Purchase of property and equipment                          (701,427)
      Payment of bank debt                                        (250,027)
      Payment of note payable, shareholder                        (250,000)
      Preferred stock dividends                                   (102,917)
      Cost of issuing equity securities                            (37,511)
      Operating expenses, net                                   (1,318,174)
                                                            --------------
                                                            $   (1,386,398)
                                                            ==============


     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of debt, proceeds from the exercise of warrants and further issuances of securities. The warrants issued to the holders of our Series B Preferred stock expire on February 1, 2008 and are exercisable at a price of $1.38 per share. As of June 1, 2006 three Series B Warrant holders exercised their warrants for a total of 1,130,436 shares, thereby providing the Company with $1,560,000 in cash. If the holders of the Series B Warrants exercise the remaining 3,984,994 Warrants and the Convertible Debenture Warrant holders exercise their 1,137,500 Warrants, the proceeds to the Company would amount to $5,499,292 and $2,275,000, respectively. However, unless those Warrant holders exercise their warrants, the existing working capital and anticipated cash flow are not expected to be adequate to fund our capital requirements, and we intend to solicit additional capital in the form of equity or debt to finance: (i) our share of the drilling of 12 wells anticipated at Slater Dome Prospect and two wells at the Flattops Prospect and
(ii) to provide capital for other lease acquisitions. We believe that we will be an attractive investment in the near future based upon our ownership interest in the Slater Dome Prospect and upon trends in natural gas prices and the domestic supply of natural gas. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements.

     Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders' holdings. Further, such securities might have rights, preferences or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. In the event we are unable to obtain such financing, we may be forced to non-consent in drilling the proposed wells at the Slater Dome Prospect or to enter into farm-out or joint venture arrangements within the industry.

     In addition to capital necessary to pay our proportionate share of costs and expenses relating to drilling and development of the Slater Dome and Flattops Prospects, it will be necessary for us to acquire capital for administrative expenses. However, due to our status as a small, independent explorer, we expect these expenses to be generally small in relation to our drilling and development costs. We currently have four employees, two of whom are our executive officers. We also maintain a small office space as our executive and administrative headquarters. We expect that the rent associated with our office space, together with salary and benefits for our employees, will constitute the majority of our administrative expenses for the foreseeable future.

     Purchase of Significant Equipment

     We do not intend to purchase any significant equipment during the next twelve months other than that required to participate in drilling 12 additional wells on the Slater Dome Prospect and two wells on the Flattops Prospect.

     Recent Accounting Pronouncements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows."

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard was effective and adopted by the Company beginning with the first quarter Form 10-QSB (May 31, 2006). SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the "modified prospective" method.

     In April 2005, the FASB issued staff position 19-1 ("FSP No. 19-1") on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," for companies using the successful-efforts method of accounting. FSP 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well, and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 19-1 was effective for the first reporting period beginning after April 4, 2005, and is to be applied prospectively to existing and newly capitalized exploratory well costs. The adoption of FSP 19-1 had no material impact on our financial statements.

     In June 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections," which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of a company. FIN No. 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN No. 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN No. 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by FIN No. 47.

     In January 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standard (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect that the adoption of SFAS No. 155 will have a material impact on our results of operations or financial position.

     Critical Accounting Policies and Estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Reserve Estimates.

     Estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Many factors will affect actual net cash flows, including:

     o    The amount and timing of actual production;

     o    Supply and demand for natural gas;

     o    Curtailments or increases in consumptions by natural gas purchasers;
          and

     o    Changes in governmental regulation or taxation.

     Property, Equipment, and Depreciation.

     We follow the successful-efforts method of accounting for oil and gas properties. Under this method, all productive costs incurred in connection with the exploration for, and development of, oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, and drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

     Contractual Obligations

     The following table sets forth information with respect to our contractual obligations as of February 28, 2006.


Payments Due By Period
----------------------------------  ---------  ------------   ------------    ---------
                                      Total    1 to 3 years   4 to 5 years    More than
                                                                               5 years
----------------------------------  ---------  ------------   ------------    ---------
Paul G. Laird employment            $180,000   $    180,000   $       -0-    $     -0-
contract(1)

Les Bates employment contract(1)    $180,000   $    180,000   $       -0-    $     -0-

Spotswood Properties, LLC, office   $ 90,678   $     90,678   $       -0-    $     -0-
lease


(1) Calculated as of February 28, 2006. Messrs. Laird and Bates' employment agreements expire on February 29, 2008. See "Item 10-Executive Compensation."



Item 7.  Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.




Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     Not applicable.

Item 8A.  Controls and Procedures

     Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(d) and 15d-15(e), were, as of the end of the period covered by this report, to the best of their knowledge, effective. There has been no change in our internal control over financial reporting during the quarter ended February 28, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our directors and executive officers, their ages, positions held are as follows:


      Name                    Age      Position with the Company
      --------------          ---      ------------------------------------
      Paul G. Laird            49      President, CEO and Director

      Les Bates                62      Chief Financial Officer, Principal
                                       Accounting & Financial Officer,
                                       Secretary/Treasurer, and Director

      Grant I. Gaeth           74      Director


     The following information summarizes the business experience of our officers and directors, as well as the officers, directors and key employees:

     Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. Mr. Laird was previously a director of Skyline from June 2003 to February 2005. He is currently the president of NRG, a privately-held oil and gas exploration and development company, a position he has held since 1997. Prior to that, he was the vice president of land operations for Western Alliance Petroleum Corporation and land manager for Canterra Petroleum, Inc., both private oil and gas companies. During this time, he was active in oil and gas exploration and development in the states of Montana, North Dakota, Colorado, Nebraska, Wyoming and Utah. Mr. Laird was a founder of International Marketing Corporation of Colorado, a private company engaged in the restaurant business. He received a Bachelor of Science in business with an emphasis in petroleum, land and real estate management from the University of Colorado in 1980.

     Les Bates has been the Chief Financial Officer, Principal Accounting and Financial Officer, Secretary, Treasurer and a director of the Company since April 2003. Mr. Bates was previously the Secretary and a director of Skyline from June 2003 to February 2005. Mr. Bates established Les Bates & Associates, Inc. in 1974 after five years of working with two of what were then known as "Big 10" accounting firms. Les Bates & Associates, Inc. has provided a broad range of auditing, accounting and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. Mr. Bates has taught oil and gas accounting classes as an adjunct professor at the University of Colorado - Denver and for the American Institute of Bankers, Denver chapter.

     Grant I. Gaeth has been a director since April 2003 and has been involved in exploring for oil and gas since his graduation from Utah State University in 1953. He began his career with The Carter Oil Company and Humble Oil and Refining Company (Exxon), working as a field geologist in the Colorado Plateau, Basin and Range geological provinces. He worked on Exxon's geological efforts along the Colorado River, mapping structural leads throughout the Southern half of Utah. Mr. Gaeth has been self-employed as an independent consulting geologist for the last 37 years.

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

     Currently, we do not have an audit committee and, as such, do not have a financial expert on our audit committee. We do not have a compensation or nominating committee of the Board of Directors.

     Code of Ethics

     At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the current fiscal year.

     Involvement in Certain Legal Proceedings

     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) been found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

     Director Compensation

     We have not paid any cash compensation to our directors for their service on our Board of Directors. However, we intend to pay $100 per meeting to our directors for the foreseeable future.

     Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 28, 2006, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that (i) Paul G. Laird and Les Bates each filed two delinquent Form 4s disclosing one transaction on each form, (ii) Grant Gaeth filed one delinquent report on Form 4 disclosing one transaction and (iii) John D. McKey, Candace McKey, the Appolo Trust, Aviel Faliks and Helen De Bove have each failed to timely file a Form 3.

Item 10. Executive Compensation

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the fiscal years ended February 28, 2006 and 2005 and February 29, 2004, of Paul G. Laird and Les Bates, the Company's most highly compensated executive officers. Messrs. Laird and Bates were appointed in April 2003.


                                   Annual Compensation                  Long Term Compensation
                   ------------------------------------------------   ---------------------------
Name and                                                                Restricted    Securities
Principal                                                                 Stock       Underlying
Position           Fiscal Year      Salary       Bonuses      Other       Award        Options
-----------------  -----------     -------       --------     -----   -------------   -----------
Paul G. Laird         2006         $84,996       $30,000        $0      $117,000(5)    75,000(4)
Chief Executive       2005         $84,996       $    --        $0      $     --      100,000(1)
Officer and           2004(2)      $63,747       $    --        $0      $     --       25,000(3)
President
-----------------  -----------     -------       --------     -----   -------------   -----------
Les Bates
Chief Financial
Officer,
Principal             2006         $84,996       $ 30,000       $0      $117,000(5)    75,000(4)
Accounting and        2005         $84,996       $     --       $0      $     --      100,000(1)
Financial             2004(2)      $63,747       $     --       $0      $     --       25,000(3)
Officer


(1) Includes options to acquire 100,000 shares of Common Stock at an exercise price of $0.75 per share, exercisable until October 24, 2014.
(2)  From June 1, 2003, to February 29, 2004.
(3) Includes options to acquire 25,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable until June 6, 2013.
(4) Includes options to acquire 75,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable until May 13, 2015.
(5) On May 19, 2005, the Company granted restricted stock awards, which vested on that date, of 100,000 shares of its Common Stock to its two executive officers as compensation for services. The Company's Common Stock closed at $1.17 on that day.

     Option/SAR Grants in Last Fiscal Year

     The following table sets forth information concerning options granted during the fiscal year ended February 28, 2006 to Messrs. Laird and Bates.

                     Number of         % of Total Options
                     Securities            Granted to        Exercise   Expiration
         Name    Underlying Options   Employees in Fiscal     Price        Date
                      Granted                 Year
--------------- --------------------- --------------------- ---------- ------------
Paul G. Laird          75,000                 50%             $1.15    May 13, 2015
Les Bates              75,000                 50%             $1.15    May 13, 2015


     Option Values

     The following table provides certain information concerning the fiscal year end value of unexercised options held by Messrs. Laird and Bates.

                 Aggregated Option Exercises in 2006 Fiscal Year
                        and Fiscal Year End Option Values

                      Shares
                      on                               Number of                  Value of Unexercised
                      acquired   Value             Unexercised Options                In-the-Money
        Name          exercise   realized          at Fiscal Year End           Options fiscal year end (1)
        ------------- ---------- -----------   -----------------------------   ----------- -----------------
                                               Exercisable    Unexerciseable   Exercisable    Unexerciseable
        ------------- ---------- -----------   -----------    --------------   -----------    --------------
        Paul G. Laird      0              0      200,000             0         $251,750               0
        Les Bates          0              0      200,000             0         $271,750               0
        ------------- ---------- -----------   -----------    -------------    -----------    --------------

(1) Value calculated by determining the difference between the closing sales price on May 15, 2006, of $2.19 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

     Employment Agreements

     We have written employment agreements with our executive officers, Paul G. Laird and Les Bates. Pursuant to their employment agreements, Messrs. Laird and Bates each devotes such time as he deems necessary to perform his duties to the Company and is subject to conflicts of interest. The employment agreements expire on February 29, 2008; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to Messrs. Laird and Bates' employment agreements, they each receive base salary compensation in the amount of $85,000 per annum, adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $5,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board.

     The employment agreements contain provisions under which we will be obligated to pay Mr. Laird and Mr. Bates all compensation for the remainder of their employment agreements and 2.99 times their annual salary if a change of control, as defined in their employment agreements, occurs. We have not obtained any key man life insurance on any of our executive officers.

     Stock Option and Stock Grant Plan

     On June 6, 2003, we adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (defined above as the "Plan"). The Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by our Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares of Common Stock or options.

     Incentive stock options may be granted only to statutory employees. Non-qualified options and stock grants may be made to employees, consultants, directors and other individuals or entities determined by the committee. Incentive and non-qualified options may be granted to the same individual, in the discretion of the committee. The terms of the options or the grants, including the number of shares covered by the option or award, the exercise price, vesting schedule and term, are determined in the sole discretion of the committee, except that incentive options must satisfy the requirements of the Internal Revenue Code applicable to incentive options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013.

     As of May 15, 2006, we had granted 600,000 options to acquire shares of our Common Stock pursuant to the Plan and 12,000 options to acquire shares of our Common Stock had been exercised. We have 25,000 options to acquire shares of our Common Stock available for grant under the Plan.

     Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to the Plan under which equity securities are authorized for issuance as of February 28, 2006.

                                  Equity Compensation Plan Information

                                                                           Number of securities
                                                                          remaining available for
                       Number of securities                                 future issuance under
                         to be issued upon         Weighted-average      equity compensation plans
                            exercise of           exercise price of        (excluding securities
                       outstanding options,     outstanding options,        reflected in first
Plan Category           warrants and rights      warrants and rights              column)
-------------------    ---------------------   ----------------------   --------------------------
Equity Compensation           588,000                   $0.87                     25,000
 Plans approved by
 security holders

Equity Compensation              0                        0                          0
     Plans not
    approved by
 security holders
-------------------    ---------------------   ----------------------   --------------------------
       Total                  588,000                   $0.87                     25,000
-------------------    ---------------------   ----------------------   --------------------------

Item 11:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 15, 2006, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.





                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

                                              Amount of        Percent of
  Name and Address of                         Beneficial       Beneficial
    Beneficial Owner                          Ownership        Ownership
---------------------------                 -------------      ----------
Paul G. Laird (1)                              319,551            6.66%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Les Bates (2)                                  319,551            6.66%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Grant I. Gaeth (3)                             125,551            2.69%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

John D. McKey, Jr. (4)                         882,116           18.77%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Candace McKey (5)                            1,045,160           21.49%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Echo's Voice LLC (6)                           809,783           14.97%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Apollo Trust (7)                             1,184,783           20.48%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Aviel Faliks (8)                               823,370           15.18%
24 Rozmus Ct.
Allendale, NJ 07401

John O'Shea (10)                               383,778            7.89%
100 Wall Street
New York, New York 10005

Wellington Management Company, LLP (11)        375,000            7.54%
75 State Street
Boston, MA 02109

Helen De Bove (12)                           1,903,566           29.27%
1535 Falmouth Ave.
New Hyde Park, NY  16040

Officers and Directors as a Group              725,551           14.26%


(1) Includes (i) 100,000 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015, that were granted on May 13, 2005 and
         (v) 19,551 shares owned by Natural Resources Group, Inc., of which the Mr. Laird is an officer, director and principal shareholder.

(2) Includes (i) 100,000 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015 that were granted on May 13, 2005, and
         (v) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Bates is an officer.
(3) Includes (i) 12,000 shares of Common Stock owned directly by Mr. Gaeth, 6,000 shares owned by GeoEx, Inc., an entity in which Mr. Gaeth is an affiliate, (ii) options to acquire 88,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014 and (iii) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Gaeth is an officer.
(4) Includes (i) 439,807 shares owned directly by Mr. McKey and (ii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 342,309 shares owned directly by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership. Does not include 100,000 warrants to acquire shares of our Common Stock held by Candance McKey at a price of $2.00 per share or 163,044 warrants to acquire shares of our Common Stock held by Candance McKey at a price of $1.38 per share.
(5) Includes (i) 342,309 shares owned directly by Ms. McKey, (ii) 163,044 shares underlying warrants exercisable at $1.38 per share, expiring in 2007 and (iii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 247,500 shares owned by Ms. McKey's husband, John D. McKey, Jr., of which she disclaims beneficial ownership. Does not include 100,000 warrants to acquire shares of our Common Stock held by Mr. McKey.
(6) Includes (i) 250,000 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 125,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 434,783 shares of Common Stock underlying a warrant issued to Echo's Voice, LLC in connection with its purchase of the Company's Series B Preferred Stock. Helen Del Bove, manager of Echo's Voice LLC, exercises
(7) Includes (i) 500,000 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 250,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 434,783 shares of Common Stock underlying a warrant issued to the Apollo Trust in connection with its purchase of the Company's Series B Preferred Stock. Helen Del Bove, Trustee of the Apollo Trust, exercises dispositive and voting power with respect to the shares of Common Stock owned by the Apollo Trust.
(8) Includes (i) 375,000 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 187,500 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 260,870 shares of Common Stock underlying a warrant issued to Mr. Faliks in connection with his purchase of the Company's Series B Preferred Stock.
(9) Includes (i) 150,000 shares of Common Stock to be offered upon conversion of the Debenture and (ii) 75,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures.
(10) Includes (i) 62,500 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 31,250 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, (iii) 5,063 shares of Common Stock issued to Mr. O'Shea as compensation to Westminster Securities Corp. pursuant to the Placement Agent Agreement dated June 28, 2005, (iv) 115,665 shares of Common Stock issued to Westminster Securities Corp. as compensation pursuant to the Placement Agent Agreement dated June 28, 2005, (v) 84,650 shares of Common Stock underlying a warrant issued to Mr. O'Shea in connection with his purchase of the Company's Series B Preferred Stock and (vi) 84,650 shares of Common Stock underlying a warrant issued to Securities Westminster Corp. pursuant to the Placement Agent Agreement dated September 14, 2004. John P. O'Shea, as an officer of Westminster Securities Corp., exercise dispositive and voting power with respect to the shares of Common Stock owned by Westminster Securities Corp.
(11) Includes: (i) 100,000 shares of Common Stock to be offered upon conversion of the Debenture and 50,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by J. Caird Partners, (ii) 100,000 shares of Common Stock to be offered upon conversion of the Debenture and 50,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by J. Caird Investors, (iii) 25,000 shares of Common Stock to be offered upon conversion of the Debenture and 12,500 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the WTC-CIF Unconventional Fund and (iv) 25,000 shares of Common Stock to be offered upon conversion of the Debenture and 12,500 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the WTC-CTF Unconventional Fund. The 375,000 shares represent the amount of shares Wellington Management Company, LLP ("WMC") may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have beneficial ownership to more than 5% of this class of securities.

(12) Includes (i) 250,000 shares of Common Stock to be offered upon conversion of the Debenture, 125,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by Echo's Voice LLC, and 434,783 shares of Common Stock underlying a warrant issued to Echo's Voice, LLC in connection with its purchase of the Company's Series B Preferred Stock and (ii) 500,000 shares of Common Stock to be offered upon conversion of the Debenture, 250,000 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the Apollo Trust, and (iii) 434,783 shares of Common Stock underlying a warrant issued to the Apollo Trust in connection with its purchase of the Company's Series B Preferred Stock. Helen Del Bove, as manager of Echo's Voice LLC and Trustee of the Apollo Trust, exercises dispositive and voting Changes In Control

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.

Item 12.   Certain Relationships and Related Party Transactions

     Raymond McElhaney and Bill M. Conrad, directors of the Company who resigned on February 25, 2005, and Ronald R. McGinnis, a director who resigned on April 3, 2003, are considered "promoters," and took initiative in organizing the business of our Company. In connection with our initial capitalization, each of Messrs. McElhaney, Conrad and McGinnis received shares of our Common Stock at a price of $0.001 per share; Messrs. McElhaney and Conrad received 312,500 shares in exchange for cash of $1,250 and Mr. McGinnis received 250,000 shares in exchange for $1,000, each share amount adjusted for subsequent stock splits. Messrs. McElhaney, Conrad and McGinnis were the only members of the Board of Directors approving those transactions. Since the Company had only recently been formed and had no prior sales of stock to compare, the price at which the shares were issued to the foregoing individuals was determined with reference to the par value of our Common Stock.

     The Company terminated the previous lease in fiscal 2006, which provided for monthly rent of $1,500 plus utilities and incidentals, and executed a new office lease for new office space in Littleton, Colorado with Spotswood, as defined above, an affiliate of Paul G. Laird, President and Chief Executive Officer of the Company, effective January 1, 2006, for a three-year term, which is renewable under terms and conditions to be negotiated. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. Mr. Laird owns 50% of Spotswood. The Company is of the opinion that the terms of both leases are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $24,953 and $18,000 during the fiscal years ended February 28, 2006 and 2005, respectively. During the year ended February 28, 2006, the Company paid $51,005 for leasehold improvements at its new office space.

     The Company paid a corporation controlled by Grant Gaeth, a director of the Company, for geologic consulting $36,000 and $12,000 during the fiscal years ended February 28, 2006 and 2005, respectively.

     During the fiscal year ended February 28, 2005, the Company issued 60,000 shares of its Common Stock to two of its former directors Raymond McElhaney and Bill M. Conrad, in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003, when the directors were also the Company's operating officers. Market value of the Company's Common Stock on the date of issue was $0.47 per share. The difference between the market value of the stock and the accrued compensation was credited to additional paid-in capital.

     SDG paid a corporation controlled by Paul G. Laird, President and Chief Executive Officer of the Company, a construction management fee of $100,000 in connection with SDG's service as the general contractor when building the Gas Gathering Pipeline.

     SDG accrued management fees in the amount of $13,062 to an entity partially controlled by Paul G. Laird, President and Chief Executive Officer of the Company.

     Paul Laird, President and Chief Executive Officer of the Company, is an officer, director and principal shareholder of NRG and a manager of the General Partner, as defined above, of SDG, the partnership organized for the construction of the Gas Gathering Pipeline from the Company's Slater Dome Prospect, in which the Company owns 82.76% of the limited partnership interests in SDG. The Company will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter (see Item 1 - Description of Business for a description of the distributions to be allocated according to the Partnership Agreement). The General Partner will have a 10% carried interest in the Gas Gathering Pipeline from the Company's Slater Dome Prospect until the limited partners have received cash distributions equal to their original contribution and 25% of cash distributions thereafter. Further, we have agreed to pay NRG a fee of $0.50 per MCF of gas transported through the Gas Gathering Pipeline until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate our gas to the Gas Gathering Pipeline.

Item 13.   Exhibits

     (a) Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
 31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 23.1     Consent of Questa Engineering Corp.


     (b)  Financial Statements

          See "Item 7. Financial Statements" table of contents on Page F-2


Item 14.   Principal Accountant Fees and Services

     The Company currently has no audit committee of the Board of Directors and is not required to maintain such a committee since its stock is not quoted on NASDAQ or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

     Audit Fees

     The Company estimates that it will pay Stark Winter Schenkein & Co., LLP, an aggregate of $30,000 for an audit of its 2006 financial statements and has paid $7,500 as a retainer for such services. During the fiscal year ended February 28, 2005, the Company paid Stark Winter Schenkein & Co., LLP, an aggregate of $21,950 for an audit of its 2005 financial statements.

     Audit-Related Fees

     The Company estimates it will pay Stark Winter Schenkein & Co., LLP, an aggregate of $12,000 in fees for review of its quarterly financial statements the fiscal year ended February 28, 2006. During the fiscal year ended February 28, 2005, the Company paid Stark Winter Schenkein & Co., LLP, an aggregate of $13,517 in fees for review of its quarterly financial statements.

     All Other Fees

     During the fiscal year ended February 28, 2006, the Company paid Stark Winter Schenkein & Co., LLP, an aggregate of $4,000 in fees in connection with a Registration Statement on Form SB-2 filed with the SEC during fiscal 2006. During the fiscal year ended February 28, 2005, the Company paid Stark Winter Schenkein & Co., LLP, an aggregate of $1,500 in fees in connection with a document review.

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


Date:  June 6, 2006                         /s/ Paul G. Laird
                                            ---------------------------------
                                            Paul G. Laird, President, CEO and
                                            Director

Date:  June 6, 2006                         /s/ Les Bates
                                            ---------------------------------
                                            Les Bates, Financial Officer,
                                            Principal Accounting & Financial
                                            Officer, Secretary/Treasurer,
                                            Principal Accounting & Financial
                                            Officer and Director


Date:  June 6, 2006                         /s/ Grant I. Gaeth
                                            ---------------------------------
                                            Grant I. Gaeth, Director

                            NEW FRONTIER ENERGY, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                     FOR THE YEAR ENDED FEBRUARY 28, 2006




                                TABLE OF CONTENTS
                                                                       Page
                                                                      ------

Report of Independent Registered Public Accounting Firm                F-2

Consolidated Financial Statements
     Balance Sheet                                                     F-3
     Statements of Operations                                          F-4
     Statements of Changes in Stockholders' Equity                     F-5
     Statements of Cash Flows                                          F-7

Notes to Consolidated Financial Statements                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
New Frontier Energy, Inc.


We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 28, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2006, and the results of its operations, and its cash flows for the years ended February 28, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------

Denver, Colorado
June 1, 2006

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2006



                                     ASSETS
CURRENT ASSETS
      Cash                                                              $   746,018
      Accounts receivable, trade                                             54,055
      Prepaid expenses                                                       28,311
                                                                        -----------
            Total current assets                                            828,384
                                                                        -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $290,995                                               6,496,543
                                                                        -----------

                                                                        $ 7,324,927
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $   576,553
      Dividends payable                                                     340,342
      Accrued expenses                                                        8,049
      Accounts payable, affiliates                                           13,062
                                                                        -----------
            Total current liabilities                                       938,006
                                                                        -----------

LONG TERM LIABILITIES
      Convertible debentures                                               1,399,277
      Accrued interest                                                       41,022
      Asset retirement obligation                                            62,700

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                999,344

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         50,000 shares issued and outstanding                                   50
         Series B Convertible, 36,036 shares authorized
         30,657.25 issued and outstanding                                        31
      Common stock, $.001 par value, 50,000,000 shares authorized,
           4,078,819 shares issued and outstanding                            4,078
      Additional paid in capital                                          9,994,443
      Accumulated (deficit)                                              (6,114,024)
                                                                        -----------
                                                                          3,884,578
                                                                        -----------

                                                                        $ 7,324,927
                                                                        ===========


        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Fiscal Year Ended
                                                            February 28,
                                                         2006          2005
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $   144,853    $    28,132
       Gathering fees                                     14,599             --
                                                     -----------    -----------
                                                         159,452         28,132
Operating expenses
       Exploration costs, including dry holes            132,551         50,456
       Lease operating expenses                          668,788        180,105
       Cost of gas gathering                               2,427             --
       General and administrative                        892,338        458,941
       General and administrative non-cash stock
         based compensation                              478,542             --
       Restricted stock award                            234,000             --
       Depreciation, depletion and amortization          188,915         17,499
                                                     -----------    -----------
            Total operating expenses                   2,597,561        707,001
                                                     -----------    -----------

(Loss) from operations                                (2,438,109)      (678,869)
                                                     -----------    -----------
Other income (expense)
       Interest income                                     8,779          3,624
       (Loss) on sale of assets                               --         (1,606)
       Interest expense                                  (68,767)       (43,935)
       Debt issuance costs, non-cash                    (542,018)            --
                                                     -----------    -----------
            Other income (expense), net                 (602,018)       (41,917)
                                                     -----------    -----------

(Loss) before income taxes                            (3,040,116)      (720,786)
                                                     -----------    -----------
Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------
Minority interest in net loss of consolidated
       subsidiary                                         28,560             --
                                                     -----------    -----------

Net (loss)                                           (3,011,556)     (720,786)

Preferred stock dividends                               (418,580)       (63,021)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(3,430,136)   $  (783,807)
                                                     ===========    ===========
Net (loss) per common share
       Basic and diluted                             $     (0.94)   $     (0.24)
                                                     ===========    ===========
Weighted average shares outstanding
       Basic and diluted                               3,667,947      3,215,163
                                                     ===========    ===========

        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Series A Preferred     Series B Preferred       Common Stock
                                              $.001 Par Value        $.001 Par Value        $.001 Par Value
                                              Shares    Amount       Shares     Amount     Shares       Amount
                                            --------    ------      --------    ------     ------       ------
Balance February 29, 2004                        -    $     -            -    $      -  $3,194,451    $3,194

  Series A preferred stock                  50,000         50            -          -          -            -

  Series A preferred stock dividends             -          -            -          -          -            -
  Issuance of common stock for
  accrued compensation                           -          -            -          -     60,000           60

  Issuance of common stock warrants              -          -            -          -          -            -

  Series B preferred stock                       -          -    32,175.00         32          -            -
  Less Series B preferred stock issuance
   costs                                         -          -            -          -          -            -

  Series B preferred stock dividends             -          -            -          -          -            -

  Net (loss) for the year                        -          -            -          -          -            -
                                           -------   --------    ----------    ------  ---------     --------
Balance February 28, 2005                   50,000         50     32,175.00        32  3,254,451        3,254

  Issuance of common stock pursuant
    to a stock award                                                                     200,000          200
  Issuance of common stock for services                                                   33,502           34
  Conversion of preferred stock to common
    stock                                                        (1,517.75)        (1)   233,500          234
  Exercise of common stock warrants                                                       84,639           85
  Less Series B preferred stock issuance
    costs
  Issuance of common stock warrants
  Issuance of common stock in connection
   with convertible debentures                                                           170,000          170
  Warrants issued in connection with
   convertible debentures
  Preferred stock dividends
  Conversion of convertible debt to common
    stock                                                                                102,727          103
  Distribution from consolidated
   entity (Note 1)
  Net (loss) for the year
                                           -------   --------    ----------    ------  ---------     --------
Balance February 28, 2006                   50,000       $ 50    30,657.25       $ 31  4,078,819      $ 4,078
                                           =======   ========    ==========    ======  =========     ========

        See accompanying notes to the consolidated financial statements.

                                      F-5
                            (CONTINUED ON NEXT PAGE)


                            NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (CONTINUED)

                                             Additional
                                               Paid-in      Accumulated
                                               Capital        Deficit        Total
                                              ---------     -----------    ---------
Balance February 29, 2004                     $4,188,242   $(1,900,081)   $2,291,355

  Series A preferred stock                       249,950             -       250,000

  Series A preferred stock dividends                   -       (43,027)      (43,027)
  Issuance of common stock for
  accrued compensation                            44,940             -        45,000

  Issuance of common stock warrants                8,000             -         8,000

  Series B preferred stock                     3,217,468             -     3,217,500
  Less Series B preferred stock issuance
   costs                                        (456,524)            -      (456,524)

  Series B preferred stock dividends                   -       (19,994)      (19,994)

  Net (loss) for the year                              -      (720,786)     (720,786)
                                             -----------   -----------   -----------
Balance February 28, 2005                      7,252,076    (2,683,888)    4,571,524

  Issuance of common stock pursuant
    to a stock award                             233,800                     234,000
  Issuance of common stock for services           49,709                      49,743
  Conversion of preferred stock to common
    stock                                           (232)                          -
  Exercise of common stock warrants              116,907                     116,992
  Less Series B preferred stock issuance
    costs                                        (11,127)                    (11,127)
  Issuance of common stock warrants              478,542                     478,542
  Issuance of common stock in connection
   with convertible debentures                   236,130                     236,300
  Warrants issued in connection with
   convertible debentures                      1,509,798                   1,509,798
  Preferred stock dividends                                   (418,580)     (418,580)
  Conversion of convertible debt to common
    stock                                        123,167                     123,270
  Distribution from consolidated
   entity (Note 1)                                 5,672                       5,672
  Net (loss) for the year                                   (3,011,556)   (3,011,556)
                                             -----------   -----------   -----------
Balance February 28, 2006                     $9,994,443   $(6,114,024)  $ 3,884,578
                                             ===========   ===========   ===========




        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended
                                                                                         February 28,
                                                                                     2006          2005
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                   $(3,011,556)   $  (720,786)
    Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation, depletion and amortization                                    188,915         17,499
         Loss on disposition of assets                                                    --          1,606
         Financing issuance costs, noncash                                           542,018             --
         Minority interest in net loss of consolidated subsidiary                    (28,560)            --
         Issuance of restricted stock award                                          234,000             --
         Issuance of common stock warrants                                           478,542             --
         Issuance of common stock for services                                        49,743             --
         Accretion of interest on production payment                                      --         (3,381)
         Interest on convertible debenture                                            41,592             --
         (Increase) decrease in assets:
            Accounts receivable, trade                                               (44,538)        (4,913)
            Prepaid expense                                                          (22,247)         1,851
         Increase (decrease) in liabilities:
            Accounts payable                                                         167,038        444,199
            Accrued expenses                                                         (36,285)        (7,340)
                                                                                 -----------    -----------

       Net cash (used in) operating activities                                    (1,441,338)      (271,265)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of property and equipment                                          --         15,171
    Other assets                                                                         420          2,707
    Proceeds from disposition of production payment receivable                            --         30,000
    Purchase of property and equipment                                            (3,377,245)      (649,140)
                                                                                 -----------    -----------

       Net cash (used in) investing activities                                    (3,376,825)      (601,262)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                        (500,027)      (102,050)
    Proceeds from notes payable                                                           --        250,000
    Proceeds from convertible debt issue                                           2,760,000             --
    Proceeds from exercising common stock warrants                                   116,992             --
    Issuance of preferred stock and warrants for cash                                     --      3,467,500
    Equity and debt issuance costs for cash                                          (37,511)      (456,524)
    Preferred stock dividends paid                                                  (102,917)       (38,343)
    Minority interest investment in consolidated subsidiary                        1,027,904             --
    Repayment of employee advances                                                        --         10,000
                                                                                 -----------    -----------

       Net cash provided by financing activities                                   3,264,441      3,130,583
                                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                                       (1,553,722)     2,258,056

BEGINNING BALANCE                                                                  2,299,740         41,684
                                                                                 -----------    -----------

ENDING BALANCE                                                                   $   746,018    $ 2,299,740
                                                                                 ===========    ===========

Cash paid for income taxes                                                       $        --    $        --
                                                                                 ===========    ===========

Cash paid for interest                                                           $    34,466    $    37,275
                                                                                 ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
       Series B preferred stock converted to common stock                        $       234    $        --
       Warrants issued in connection with convertible debentures                 $ 1,509,798    $     8,000
       Common stock issued with convertible debentures                           $   236,300    $        --
       Conversion of convertible debentures into common stock                    $   123,270    $        --
       Reduction of property and equipment arising from a decrease
        in accounts payable                                                      $    48,813    $        --
       Issuance of common stock for accrued compensation                         $        --    $    45,000
       Asset retirement obligation                                               $    62,700    $        --





        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION
     -------------------------------------------------------
     New Frontier Energy, Inc. (or the "Company") was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is an oil and gas exploration company operating primarily in Colorado and Wyoming.

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

     During the year ended February 28, 2006, the Company invested $1,600,000 in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized to construct a natural gas gathering line from the Company's Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Prospect") that transports the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004, and was inactive until it received its initial funding on May 18, 2005.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------
     The consolidated financial statements include the accounts of the Company and those of SDG. All significant inter-company accounts and transactions have been eliminated. The fiscal 2005 financial statements include the accounts of the Company and its former wholly-owned subsidiary, Skyline Resources, Inc. ("Skyline"), which was merged into New Frontier effective the close of business on February 28, 2005.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates SDG under the provisions of FIN No. 46-R (see Note 2).

     SDG has a calendar year end of December 31, 2005, which is consolidated with the Company effective February 28, 2006. Subsequent to December 31, 2005 and prior to February 28, 2006, SDG made a cash distribution to the Company in the amount of $5,672. This timing difference is recorded as additional paid-in capital in the accompanying financial statements.

     REVENUE RECOGNITION
     -------------------
     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. The Company recognizes gas gathering revenue at the time when the service is rendered.

     ACCOUNTS RECEIVABLE
     -------------------
     The Company uses the direct write-off method for bad debts; this method expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

     CASH AND CASH EQUIVALENTS
     -------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     NET INCOME (LOSS) PER COMMON SHARE
     ----------------------------------

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

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

     CONCENTRATION OF CREDIT RISK
     ----------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At February 28, 2006, the Company's uninsured cash balance was $646,018.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2006. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The fair value of the convertible debentures approximates its carrying value based on current market conditions for similar debt instruments.

     ACCOUNTING FOR OIL AND GAS ACTIVITIES
     -------------------------------------
     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties, and exploratory dry hole drilling costs are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

     Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance together with a charge to operations.

     Revenues from the sale of oil and gas production are recognized when title passes, net of royalties.

     DEPRECIATION AND DEPLETION
     --------------------------
     Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs, including filing and title fees.

     OTHER PROPERTY AND EQUIPMENT
     ----------------------------

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     Other property and equipment consists of furniture, fixtures and equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years.

     The gas gathering line is recorded at cost and is being depreciated on a straight-line basis over an estimated 20 year useful life. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline.

     Maintenance and repairs are charged to expense as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company's evaluation has not resulted in a charge to operations for impairment in either fiscal 2006 or 2005.

     INCOME TAXES
     ------------
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

     STOCK-BASED COMPENSATION
     ------------------------
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to adopt "fair-value" method with respect to stock-based compensation. The Company accounts for employee stock options under the "modified-prospective" method, and furnishes the proforma disclosures required by SFAS No. 123 for periods prior to the adoption of the "modified-prospective method."

     MAJOR CUSTOMERS
     ---------------
     Sales to one major unaffiliated customer for years ended February 28, 2006 and 2005, were $138,300 and $0, respectively. The Company, however, believes that it is not dependent upon this customer due to the nature, of its product, and the gas sales contract provides that the Company may terminate the contract with sixty days notice.

     DEBT WITH DETACHABLE WARRANT AND/OR BENEFICIAL CONVERSION FEATURE
     -----------------------------------------------------------------
     The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

     In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 98-5 and EITF No. 00-27, a portion of the proceeds received are allocated to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, the detachable stock purchase warrants proceeds are first allocated to the stock purchase warrants and the debt, and then the resulting debt proceeds are allocated between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     ASSET RETIREMENT OBLIGATIONS
     ----------------------------
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal use of the asset. The Company's asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines, and other equipment used in the field operations, together with the gas gathering pipeline. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

     The implementation of SFAS No. 143 during fiscal 2006 resulted in an increase of $62,700 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.


     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows".

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard was effective and adopted by the Company beginning with the first quarter Form 10-QSB (May 31, 2006). SFAS No. 123(R) permits companies to adopt its requirements using either a "modified-prospective" method or a "modified-retrospective" method. Under the "modified-prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified-retrospective" method, the requirements are the same as under the "modified-prospective" method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro-forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the "modified-prospective" method.

     In April 2005, the FASB issued staff position No. 19-1 (FSP 1 No. 9-1) on accounting for suspended well costs. FSP No. 19-1 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," for companies using the successful-efforts method of accounting. FSP No. 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP No. 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 1 No. 9-1 was effective for the first reporting period beginning after April 4, 2005, and is to be applied prospectively to existing and newly-capitalized exploratory well costs. The adoption of FSP 19-1 had no material impact on the Company's financial statements.

     In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. FASB Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. FASB Statement No. 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of a company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN No. 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations, or cash flows will be impacted by this Interpretation .

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     In January 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Financial Instruments--An amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 permits fair-value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

     RECLASSIFICATIONS
     -----------------
     Certain amounts reported in the Company's financial statements for the year ended February 28, 2005, may have been reclassified to conform to the current year presentation.

2.   SLATER DOME GATHERING, LLC
     --------------------------
     In March 2005, the Company advanced $1,000,000 to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG" or the "General Partner"). In May 2005, NRGG contributed the pipeline and the $1,000,000 obligation to the Company to SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into Class A limited partnership interests in SDG. In June 2005, the Company advanced $85,000 to the General Partner for operating expenses. In July 2005, the Company agreed to convert the advance in the amount of $85,000 and purchased an additional $515,000 of Class A limited partnership interests. As a result, at February 28, 2006, the Company owned 59.972% of the Class A limited partnership interests and, accordingly, 53.97% of SDG before payout. SDG is considered a variable-interest entity under FIN No. 46R and has been consolidated effective March 31, 2005. The creditors of SDG do not have recourse to the general credit of the Company.

     Effective May 10, 2006, New Frontier Energy, Inc. (the "Corporation") entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC, whereby the Corporation increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring an additional 12.16 Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194 (the "Debenture"). The Debenture bears interest at a rate of 2.5% per annum and is due January 1, 2008. The Debenture is convertible into common shares at a conversion price of $2.00 per share. Following the acquisition of the
     12.16 Class A limited partnership interests the Corporation owns 82.76% of the limited partnership interests in SDG. The Corporation will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter.

     The Debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $2.00 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     As a holder of SDG's Class A limited partnership interests, the Corporation executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). A copy of the Partnership Agreement was filed with the Commission on Form 8-K on May 20, 2005, as Exhibit 10.1. The Partnership Agreement provides that distributions will be allocated
     (i)first, to the General Partner in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests), as defined in the Partnership Agreement and 10% shall be distributed to the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. NRGG has a 10% and 25% carried interest before and after payout respectively. NRGG will receive a project management fee of $200,000 and will receive an operating management fee of 1% of the invested capital for the first 12 months the pipeline is in operation and 2% of gross receipts thereafter. Further, the Company, along with the other working interest owners at the property located at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per million British Thermal Units ("MMBtu") of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline. The Company's president is a 50% equity owner of NRGG, the General Partner in SDG.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     The producers at the Slater Dome Prospect have entered into a ten year agreement with SDG whereby each producer agrees to deliver a minimum daily quantity ("MDQ") of gas during the first five years following the date the line starts transporting gas. The following table summarizes the MDQ requirements:

                                    Minimum Producers' Aggregate
                     Year               MDQ/MMBtu Quantities
                  ---------         -----------------------------
                      1                        1,500
                      2                        2,000
                      3                        4,000
                      5                        5,000
                      6                        6,000
                      7                        7,000
                      8                        8,000
                      9                        9,000
                      10                       10,000

     The producers have agreed to guarantee two-thirds of the constructions costs amounting to $2,609,841 through producers' payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the MDQ; the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall. In the event the total gathering revenue for the proceeding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year's comparison.

3.   PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consists of the following:



     Natural gas gathering line                                $ 2,609,841
     Proved oil and gas properties                               3,132,453
     Unproved oil and gas properties                               955,698
     Office furniture and equipment                                 89,546
                                                               -----------
                                                                 6,787,538
     Less accumulated depreciation and depletion                  (290,995)
                                                               -----------

     Net property and equipment                                $ 6,496,543
                                                               ===========

     Total depreciation and depletion of property and equipment amounted to $188,915 and $17,499 for the years ended February 28, 2006, and February 28, 2005, respectively.

     In December 2004, the Company, together with the other working interest owners in the Nucla prospect, granted an option for two years for the purpose of evaluating the prospect and conducting a seismic program. The consideration, net of costs, for the option amounted to $15,171 to the Company's interest, and the grantee will pay all lease rental obligations during the option period.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006


4.   CONVERTIBLE DEBENTURES
     ----------------------
     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Warrants").

     The interest on the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $1.20 in interest due. The Warrants are exercisable at $2.00 per Share of Common Stock and have a call feature provided that the Company's Common Stock has been trading at not less than $4.50 per share for twenty consecutive trading days and the underlying shares are subject to an effective registration statement that has been continuously effective for a minimum of 30 days.

     The Debentures have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.20 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     Effective June 28, 2005, the Company entered into a Placement Agent Agreement with Westminster Securities Corporation ("Westminster" or the "Placement Agent"), pursuant to which Westminster would act as the exclusive placement agent for the Company with respect to the Offering. For acting as Placement Agent, Westminster or its designees received 170,000 shares of Common Stock, or 8% of the number of Shares of Common Stock underlying the Debentures sold by Westminster (the "Placement Agent Shares"). The Placement Agent Shares were valued at $236,300, based on an average closing price of $1.39 during the period of services. Further, Westminster or its designees received Warrants to purchase 10% of (i) the number of Shares of Common Stock underlying the Debentures sold by Westminster (assuming the initial conversion price of $1.20) and (ii) the number of shares of Common Stock underlying the Warrants issued (assuming the initial exercise price of $2.00).

     The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during fiscal year 2006 was $540,133, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     At February 28, 2006, the balance of the convertible debt was as follows:



     Convertible debt                                          $ 2,637,300
     Debt discount, net of amortization of $540,133             (1,238,023)
                                                               -----------
                                                               $ 1,399,277
                                                               ===========

5.   ASSET RETIREMENT OBLIGATIONS
     ----------------------------


     The implementation of SFAS No. 143 during fiscal 2006 resulted in an increase of $62,700 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

     A reconciliation of the Company's asset retirement obligation liability as of February 28, 2006 is as follows:

     Beginning asset retirement obligation          $    --
     Liabilities incurred                            62,700
     Changes in estimates                                --
     Accretion expense                                   --
                                                    -------
     Ending asset retirement obligation             $62,700
                                                    =======

6.   INCOME TAXES
     ------------
     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires, use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently-enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

     The provision (benefit) for income taxes consists of the following components:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

                                            February 28,
                                        ---------------------
                                          2006        2005
                                        ---------   ---------
                          Current     $      ---  $      ---
                          Deferred    $      ---  $      ---

     The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                          February 28,
                                               ---------------------------------
                                                    2006              2005
                                               --------------  -----------------
         Deferred tax assets:
          Net operating loss carryforwards     $    2,605,400  $      1,788,800
         Deferred tax liabilities:
           Property and equipment                   (656,800)          (527,100)
                                               --------------  -----------------
                                                   1,948,600          1,261,700
         Less valuation allowance                 (1,948,600)        (1,261,700)
                                               --------------  -----------------
                                               $          --   $             --
                                               ==============  =================

     A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                Statutory U.S. federal rate              34.00 %
                State income taxes                        4.95 %
                                                    ------------
                Total                                    38.95 %
                                                    ============

     The Company's provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

     The Company has a consolidated tax loss carry forward of $6,689,200, which expires through 2024. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carry forward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carry forwards will not be utilized before expiration.

7.   STOCKHOLDERS' EQUITY
     --------------------
     SERIES A CONVERTIBLE PREFERRED STOCK
     ------------------------------------
     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of Series A Preferred Stock, $.001 par value (the "Series A Preferred Stock"), ( the "Series A Preferred Stock Certificate of Designation"). The issue price of the Series A Convertible Preferred Stock is $5.00 per share (the "Series A Issue Price"). Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock shall rank in pari passu to the Series B Preferred Stock for payment of dividends, redemption, and liquidation. The Series A Preferred Stock pays a cumulative, preferential cash dividend at the rate of 18% of the $5.00 issue price per year that is payable monthly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. The holders of the Series A Preferred Stock may convert any or all of the shares into shares of Common Stock by dividing the Series A Issue Price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $0.65. If not sooner converted, all of the Series A Preferred Stock automatically converts into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. The outstanding shares of Series A Preferred Stock may be redeemed by the Company for an amount equal to the Series A Issue Price and any accrued and unpaid dividends upon not less than 15 days advance notice to the holders of the Series A Preferred Stock.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     Except as otherwise provided in the Series A Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series A Preferred Stock, and as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

     Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to the stated value ($5.00) of the Series A Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing.

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

     During the year ended February 28, 2006, the Company paid cash dividends on the Series A Preferred Stock in the amount of $42,410 which included $4,684, accrued at February 28, 2005, and accrued $3,575 as of February 28, 2006.

     On March 1, 2004, The Company received $250,000 in proceeds for 10,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 75,000 shares of the Company's Common Stock at exercise price of $0.65 per share. Each warrant is exercisable for a period of two years from the date the subscription is accepted by the company. The Series A Preferred Stock was converted into 384,615 shares of Common Stock on March 1, 2006.

     SERIES B CONVERTIBLE PREFERRED STOCK
     ------------------------------------
     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock, $0.001 par value (the "Series B Preferred Stock"). The issue price of the Series B Preferred Stock is $100.00 per share (the "Series B Issue Price"). The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption, and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the Series B Issue Price of the aggregate number of shares of Series B Preferred Stock being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred Stock pays a cumulative, preferential cash dividend equal to 12% of the Series B Issue Price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulated during any period when it is not paid.

     During the year ended February 28, 2005, the Company issued 32,175 shares of Series B Preferred Stock in connection with a private placement, realizing gross proceeds of $3,217,500 offset by offering expenses in the amount of $456,524 resulting in proceeds to the Company of $2,760,976.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     Except as otherwise provided in the Series B Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series B Preferred Stock, and as otherwise required by law, the Series B Preferred Stock has no voting rights.

     Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. If the assets of the Company are insufficient to pay such amounts in full, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be distributed among the holders of the Series B Preferred Stock and the holders of the Series A Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

     As of February 28, 2006, there are 30,657.25 shares of Series B Preferred Stock issued and outstanding.

     During the year ended February 28, 2006, the Company paid cash dividends on the Series B Preferred Stock in the amount of $60,506, which included $19,994 accrued as of February 28, 2005. The Company recorded accrued dividends of $377,402 as of and for the year ended February 28, 2006.


     WARRANTS
     --------
     During the year ended February 28, 2006, the board of directors approved the issuance of Warrants (the "Warrants") to purchase common stock in connection with the issuance of 2.5% convertible debentures and Warrants and Stock Options to investor relations firms. During the year ended February 28, 2005, the board of directors approved the issuance of Warrants to purchase Common Stock in connection with the note payable to shareholder, the Series A Preferred Stock and the Series B Preferred Stock.

     SERIES A CONVERTIBLE PREFERRED STOCK AND NOTE PAYABLE WARRANTS
     --------------------------------------------------------------
     The Company issued Warrants to purchase 150,000 shares of Common Stock at $1.50 per share, which was adjusted to $1.38 on July 22, 2005, in connection with the note payable to shareholder and the issuance of the Series A Convertible Preferred Stock. The estimated fair value of these Warrants is recorded at $8,000 and was determined using the Black - Scholes Model. Each Warrant expires February 1, 2008.


     SERIES B CONVERTIBLE PREFERRED STOCK WARRANTS
     ---------------------------------------------
     The Company issued 4,950,000 Warrants in connection with the Series B Preferred Stock placement, adjusted to 5,249,999 on July 22, 2005 because of the anti-dilution rights. The Warrants originally provided the holder Warrant the right to purchase shares of the Company's Common Stock at an exercise price of $1.50, which was adjusted to $1.38 on July 22, 2005.

     The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.38 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

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

     PLACEMENT AGENT WARRANT SERIES B PREFERRED STOCK
     ------------------------------------------------
     In connection with the offer and sale of our Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the "Placement Agent Warrant"). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year Warrant to purchase 21,740 shares of Common Stock at an exercise price of $1.38 per share. The Placement Agent Warrant expires on February 1, 2008. As the Placement Agent has not exercised its right to purchase the units, the Placement Agent Warrants are not included in the table.

     2.5% CONVERTIBLE DEBENTURE WARRANTS
     -----------------------------------
     The Company issued 1,150,000 Warrants in connection with the Convertible Debenture placement. The Warrants provide the holder Warrant the right to purchase shares of the Company's Common Stock at an exercise price of $2.00. The estimated fair value of these Warrants is recorded at $966,000 and was determined using the Black - Scholes Model. Each Warrant expires July 22, 2008. The fair value has been recorded as debt issuance costs.

     The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $2.00 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions. In the event the shares of Common Stock underlying the Warrants are subject to an effective registration statement that has been continuously effective for a minimum of 30 days and the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $4.00 (subject to adjustment), the Company may redeem the Warrants upon 30 days' written notice to the holders of the Warrants at a redemption price of $0.01 per Warrant Share.

     PLACEMENT AGENT WARRANT 2.5% CONVERTIBLE DEBENTURE
     --------------------------------------------------
     In connection with the placement of the Series B Preferred Stock issue on July 22, 2005, the Placement Agent or its designees received three-year Warrants to purchase 230,000 shares and 115,000 shares at $1.20 and $2.00 per share, respectively. Using the Black Scholes Model, the fair values of these warrants were estimated at $143,000 and $96,600, respectively. The fair value has been recorded as debt issuance costs.

     The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $2.00 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     NONQUALIFIED STOCK OPTION
     -------------------------
     On July 6, 2005, the Company issued a three-year nonqualified stock option for 75,000 shares of Common Stock at an exercise price of $1.50 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on July 6, 2005, was $1.26 per share. Using the Black-Scholes model with estimated volatility of 94.8%, risk-free interest rate of 4.2%, and a life of three years, the estimated fair value of the grant is $54,642, which was recorded as general and administrative expense.

     STOCK PURCHASE WARRANT TO INVESTOR RELATIONS FIRM
     -------------------------------------------------
     On February 22, 2006, the Company issued a three-year stock purchase Warrant for 100,000 shares of Common Stock at an exercise price of $2.75 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on February 22, 2006, was $2.52 per share. Using the Black-Scholes model with estimated volatility of 70.2%, risk-free interest rate of 4.5%, and a life of three years, the estimated fair value of the grant is $118,200, which was recorded as general and administrative expense.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     STOCK PURCHASE WARRANT TO SHAREHOLDER
     -------------------------------------
     On February 28, 2006, the Company issued a four-year stock purchase warrant for 200,000 shares of Common Stock at an exercise price of $2.00 per share to a shareholder in settlement of a contractual dispute. The closing price of the stock on February 28, 2006, was $2.50 per share. Using the Black-Scholes model with estimated volatility of 70.2%, risk-free interest rate of 4.5% and a life of four years, the estimated fair value of the grant is $305,700, which was recorded as general and administrative expense

     The changes in the outstanding Warrants during the years ended February 28, 2006, and February 28, 2005, are summarized as follows:

                              February 28, 2006          February 28, 2005
                          -----------------------   --------------------------
                                        Weighted                     Weighted
                                        Average                       Average
                                        Exercise                     Exercise
                            Shares       Price       Shares            Price
                          -----------------------  ---------------------------
     Beginning of year    5,137,083      $1.52         37,083         $4.00
     Granted              2,300,433      $1.31      5,100,000         $1.50
     Exercised             (72,639)      $1.49          -
     Expired               (37,083)                     -
                          ---------                ----------
     End of year          7,327,794      $1.48      5,137,083         $1.52
                          =========                ==========


                Options and Warrants Outstanding and Exercisable

                                             Weighted
                                             Average
                Range                       Remaining      Weighted
                 of           Number       Contractual      Average
              Exercise       of Shares       Life in       Exercise
                Price       Outstanding       Years          Price
          ---------------------------------------------------------
           $1.00 to $1.50    5,775,294         2.04          $1.37
           $1.51 to $2.75    1,552,500         2.64          $2.05
                            ----------
                             7,327,794
                            ==========

     COMMON STOCK
     ------------
     On May 19, 2005, the Company granted restricted stock awards of $234,000, which vested on that date, of 100,000 shares of Common Stock to its two executive officers as compensation for services. The Common Stock closed at $1.17 on that day.

       During the year ended February 28, 2006, the Company issued 27,502 restricted common shares in the aggregate for geological and geophysical consulting services rendered during the period to an unrelated third party. The total of $40,743 has been recorded as exploration costs.


8.   EQUITY INCENTIVE PLAN STOCK OPTION PLAN
     ---------------------------------------
     On June 6, 2003, the Board of Directors adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan ("The Plan"). The Plan allows for the issuance of incentive (qualified) options and non-qualified options and the grant of stock or other equity incentives to employees, consultants, directors, and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by the Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013. As of February 29, 2003, options to purchase a total of 50,000 shares of Common Stock at an exercise price of $1.00 per share have been granted to two officers pursuant to the Plan. In October 2004, the Company granted 100,000 share options to each of three employees and a director exercisable at $0.75 per share pursuant to the plan. The Company's Common Stock was trading at $0.47 per share on the date of the grant. On May 13, 2005, the Company issued 10-year stock options in the aggregate of 150,000 shares under the Plan to its executive officers at an exercise price of $1.15. The Company's Common Stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 10-years, expected volatility of 74%, risk-free interest rate of 4.2%, and no dividend yield. The weighted average fair value for the options granted was approximately $1.02 per share.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

     The changes in the outstanding stock options during the years ended February 28, 2006 and February 28, 2005 are summarized as follows:

                               February 28, 2006            February 28, 2005
                            -----------------------       --------------------
                                          Weighted                   Weighted
                                           Average                   Average
                                          Exercise                   Exercise
                             Shares         Price          Shares     Price
                            -----------------------       --------------------
     Beginning of year      450,000         $0.78                     $1.00
                                                           50,000

     Granted                150,000         $1.15         400,000     $0.75
       Exercised            (12,000)        $0.75            -
       Expired                 -                             -
                            --------                      -------

     End of year             588,000        $0.87         450,000     $0.78
                            ========                      =======


     At February 28, 2006, the weighted average remaining contractual life for the $1.00 options is 7.27 years, the weighted average remaining contractual life for the $0.75 options is 8.66 years, and the remaining weighted average remaining contractual life for the $1.15 options is 9.20 years.

     The Company has accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss, had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, to stock-based employee compensation. The fair-value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 10-years, expected volatility of 93%, risk-free interest rate of 4.2% and no dividend yield. The weighted average fair value for the options granted in fiscal 2006, was approximately $1.02.

                                                                Fiscal Year Ended
                                                                    February 28,
                                                           ---------------------------
                                                                2006          2005
                                                           ------------   ------------
     Net (loss) as reported                                $(3,011,556)   $  (720,786)
     Preferred stock dividends                                (418,580)       (63,021)
                                                           -----------    -----------
     Net (loss) attributable to common shareholders         (3,430,136)      (783,807)
     Deduct:
     Total stock-based compensation determined under
     fair value based methods net of related tax effects      (152,591)            --
                                                           -----------    -----------
     Pro forma net (loss)                                  $(3,582,727)   $  (783,807)
                                                           ===========    ===========

     Earnings per share:
     Basic and diluted as reported                         $     (0.94)   $     (0.24)
                                                           ===========    ===========
     Basic and diluted  pro forma                          $     (0.98)   $     (0.24)
                                                           ===========    ===========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006


9.   COMMITMENTS, LAWS AND REGULATIONS
     ---------------------------------
     The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

     EMPLOYMENT AGREEMENTS
     ---------------------
     The Company has written employment agreements with its two executive officers. Pursuant to their employment agreements, said officers devote such time as each deems necessary to perform their duties to the Company and are subject to conflicts of interest. The employment agreements expire on February 29, 2008; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to the employment agreements, the Officers each receive base salary compensation in the amount of $85,000 per annum, adjusted annually at the rate of inflation as measured under the federal Consumer Price Index or ($5,000), whichever is greater. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

     The employment agreements contain provisions under which the Company will be obligated to pay the executive officers all compensation for the remainder of their employment agreements and 2.99 times their annual salary if a change of control, as defined in the employment agreements occur.

     OFFICE LEASE
     ------------
     The Company is obligated for $2,667 per month under a lease for office space expiring December 31, 2008, or a total of $90,678 remaining on the lease at the rate of $32,000 per annum.

10.  BUSINESS SEGMENT INFORMATION
     ----------------------------
     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the years ended February 28, 2006 and 2005 is presented for the principal business segments as follows:

                                            Oil & Gas   Gas Gathering     Consolidated
                                           --------------------------------------------
        February 28, 2006
        Revenues                             $144,853       $14,599          $159,452
        Loss before taxes                  $(2,967,600)    $(72,515)       $(3,040,115)
        Total assets                        $4,672,671    $2,652,256        $7,324,927
        Property additions                   $767,404     $2,609,841        $3,377,245
        Interest expense                     $(68,767)        $-             $(68,767)
        Debt issuance costs, non-cash       $(542,015)        $-            $(542,018)
        Depreciation, depletion and
        amortization                         $123,669       $65,246          $188,915

           February 28, 2005
        Revenues                              $28,132         $-              $28,132
        Loss before taxes                   $(720,786)        $-            $(720,786)
        Total assets                        $3,239,357        $-            $3,239,357
        Property additions                   $649,140         $-             $649,140
        Interest expense                      $43,935         $-              $43,935
        Debt issuance costs, non-cash           $-            $-                $-
        Depreciation, depletion and
        amortization                          $17,499         $-              $17,499


                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006

11. RELATED PARTIES
     ---------------
     The Company terminated the previous lease in fiscal 2006, which provided for monthly rent of $1,500 plus utilities and incidentals and executed a new office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company ("Spotswood"), and an affiliate of the president, effective January 1, 2006, for a three-year term, which is renewable under terms and conditions to be negotiated. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood. The Company is of the opinion that the terms of both leases are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $24,953 and $18,000 in fiscal 2006, and 2005, respectively. In the fiscal year ended February 28, 2006, the Company paid $51,005 for leasehold improvements at its new office space.

     The Company paid a corporation controlled by one of the directors for geologic consulting $36,000 and $12,000 in fiscal 2006, and 2005, respectively. These payments were partially made with 6,000 shares of common stock with a fair value of $9,000 during the year ended February 28, 2006.

     SDG paid a corporation controlled by the president a construction management fee of $100,000 in connection with acting as the general contractor when building the gas gathering pipeline.

     SDG accrued management fees in the amount of $13,062 to an entity partially controlled by the president of the Company.

     During fiscal 2005, the Company issued 60,000 shares of Common Stock to two of its directors in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003, when the directors were also the Company's operating officers. Market value of the Company's Common Stock on the date of issue was $0.47 per share. The difference between the market value of the Common Stock and the accrued compensation was credited to additional paid-in capital.

12.  SALE OF OIL AND GAS PROPERTIES AND PRODUCTION PAYMENT RECEIVABLE
     ----------------------------------------------------------------
     In September 2004, the Company entered into an agreement with an unrelated party to sell a production payment receivable carried at $31,606 for $30,000, incurring a loss of $1,606 in the year ended February 28, 2005.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006


14.  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
     --------------------------------------------------
     The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows for the year ended February 28, 2006 (all in the United States):

     Property Acquisition Costs:
     Proved properties                                             $     --
     Unproved properties                                           $ 57,147
     Exploration costs                                             $132,551
     Development costs                                             $585,530


     Results of operations for oil and gas producing activities

     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 2006 and 2005 (all in the United States):

                                                       As of February 28,
                                                    ----------------------
                                                       2006         2005
                                                    ---------    ---------
     Operating revenues                             $ 144,853    $  28,132
                                                    ---------    ---------
     Costs and expenses:

         Production                                   668,788      108,105

         Exploration                                  132,551       50,546

         Depletion, depreciation and amortization     109,445       17,329
                                                    ---------    ---------

                  Total costs and expenses            910,784      175,980
                                                    ---------    ---------

     (Loss) from oil and gas producing activities   $(765,931)   $(147,848)
                                                    =========    =========

15.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
     ------------------------------------------------
     At February 28, 2006, the estimated oil and gas reserves presented herein were derived from reports prepared by Questa Engineering, Corp., an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material. The properties included in the oil and gas reserve estimates are those properties at the Slater Dome Prospect that are connected to the gas gathering pipeline at February 28, 2006.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

     Estimated Oil and Gas Reserve Quantities.
     -----------------------------------------
     Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following two tables:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2006


     Proven Net Reserves
                                                                   Natural
                                                                  Gas (mcf)
                                                                 ----------
     Proved net reserves at February 28, 2005                            --
     Revisions of previous estimates                                     --
     Extensions and discoveries                                   6,006,000
     Sales of reserves in place                                          --
     Improved recovery                                                   --
     Purchase of reserves                                                --
     Production                                                          --
                                                                  ---------
     Proved developed net reserves at February 28, 2006           6,006,000
                                                                  =========

     Since this was the first year that the Company had reserves, there was no revision of previous estimates of reserves. All of the Company's oil and gas reserves are classified as proved developed or proved undeveloped.

     Standardized Measure of Discounted Future Net Cash Flow

     The table below sets forth a standardized measure of the estimated discounted future net cash flow attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying prices of $5.32 per mcf of natural gas to the estimated future production of proved oil and gas reserves at February 28,2006. There were no reserves at February 28, 2005; therefore there are no revisions of quantity estimates. There were no extensions, discoveries or improved recoveries for the year ended February 28, 2006. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

     Standardized Measure of Estimated Discounted Future Net Cash Flows

                                                             February 28,
                                                       ------------------------
                                                          2006          2005
                                                       -----------   ----------

          Future cash inflows                          $31,953,800   $       --
                                                       -----------   ----------
          Deduct:
          Future production costs                       11,496,300           --
          Future development costs                       4,502,800           --
          Future income taxes                            4,048,000           --
                                                       -----------   ----------

                                                        20,047,100           --
                                                       -----------   ----------


          Future net cash flows                         11,906,700           --


          Less 10% discount amount                       5,033,000           --
                                                       -----------   ----------
          Standardized measure of discounted future
             net cash flows relating to proved oil
             and gas reserves                          $ 6,873,700   $       --
                                                       ===========   ==========

16.  SUBSEQUENT EVENTS
     -----------------
     Subsequent to February 28, 2006, the Company issued an aggregate of 1,662,430 shares of common stock. The Company received proceeds of $1,654,530 for the exercise of 1,195,675 warrants. Conversions of Series B Preferred Stock resulted in the issuance of 51,885 shares of common stock and the conversion of Series A Preferred Stock resulted in the issuance of 384,615 shares of common stock. In addition, conversions of convertible debt and interest resulted in the issuance of 19,064 shares of common stock and 11,191 shares of common stock were issued for the payment of dividends.