Form 10QSB
period 2006-05-31
NEW FRONTIER ENERGY INC
filed 2006-07-13
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter ended May 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________  to ___________

                        Commission file number: 0-50472

                            NEW FRONTIER ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                   84-1530098
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1789 W. Littleton Blvd., Littleton, CO 80120
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (303) 730-9994
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]


As of July 14 2006, 5,766,988 shares of common stock were outstanding.
Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1       Financial Statements
             Consolidated Balance Sheet (unaudited) at May 31, 2006          1
             Consolidated Statements of Operations (unaudited) for the
             three months ended May 31, 2006 and 2005                        2
             Consolidated Statements of Cash Flows (unaudited) for the
             three months ended May 31, 2006 and 2005                        3
             Notes to Consolidated Financial Statements (unaudited)          4
Item 2       Management's Discussion and Analysis or Plan of Operations     11
Item 3       Controls and Procedures                                        17

Part II -  OTHER INFORMATION

Item 1       Legal Proceedings                                              18
Item 2       Unregistered Sales of Equity Securities                        18
Item 3       Defaults Upon Senior Securities                                18
Item 4       Submission of Matters of a Vote of Security Holders            18
Item 5       Other Information                                              18
Item 6       Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                  20

EXHIBITS

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2006
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $    520,245
      Accounts receivable, trade                                              33,152
      Prepaid expenses                                                        43,624
                                                                        ------------
            Total current assets                                             597,021
                                                                        ------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $364,955                                                6,735,905
                                                                        ------------

                                                                        $  7,332,926
                                                                        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $    987,687
      Dividends payable                                                      428,510
      Accrued expenses                                                        24,314
      Accounts payable, affiliates                                            24,087
                                                                        ------------
            Total current liabilities                                      1,464,598
                                                                        ------------

LONG TERM LIABILITIES
      Convertible debenture                                                1,600,690
      Convertible debenture, affiliates                                      576,504
      Accrued interest                                                        58,033
      Asset retirement obligation                                             62,700

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 371,871

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         none issued and outstanding                                              --
         Series B Convertible, 36,036 shares authorized
         30,320 issued and outstanding                                            30
      Common stock, $.001 par value, 50,000,000 shares authorized,
           4,614,813 shares issued and outstanding                             4,614
      Additional paid in capital                                          10,166,024
      Accumulated (deficit)                                               (6,972,138)
                                                                        ------------
                                                                           3,198,530
                                                                        ------------

                                                                        $  7,332,926
                                                                        ============


   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                        May 31,        May 31,
                                                         2006           2005
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $    41,406    $     7,581
       Gathering fees                                      8,852             --
                                                     -----------    -----------
                                                          50,258          7,581
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             16,532         16,564
       Lease operating expenses                          177,623        115,453
       Cost of gas gathering                               3,249             --
       General and administrative                        307,371        163,608
       Restricted stock award                                 --        234,000
       Depreciation, depletion and amortization           73,960          7,969
                                                     -----------    -----------
            Total operating expenses                     578,735        537,594
                                                     -----------    -----------

(Loss) from operations                                  (528,477)      (530,013)
                                                     -----------    -----------
Other income (expense)
       Interest income                                     2,276          1,437
       Interest expense                                  (17,386)       (13,990)
       Debt issuance costs, non-cash                    (225,674)            --
                                                     -----------    -----------
            Other income (expense), net                 (240,784)       (12,553)
                                                     -----------    -----------

(Loss) before income taxes                              (769,261)      (542,566)
                                                     -----------    -----------
Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------
Minority interest in net (loss) of consolidated
       subsidiary                                          9,285             --
                                                     -----------    -----------

Net (loss)                                           $  (759,976)   $  (542,566)
Preferred stock dividends and distributions
       to minority interests                             (98,138)      (108,605)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (858,114)   $  (651,171)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.19)   $     (0.20)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               4,556,805      3,283,581
                                                     ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                         Three Months Ended
                                                                        May 31,        May 31,
                                                                         2006           2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                       $  (759,976)   $  (542,566)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization                          73,960          7,969
        Financing issuance costs, noncash                                225,674             --
        Minority interest in net loss of consolidated subsidiary          (9,285)            --
        Issuance of restricted stock award                                    --        234,000
        Issuance of common stock for services                              8,200             --
        Interest on convertible debenture                                 17,386             --
        (Increase) decrease in assets:
          Accounts receivable, trade                                      20,903          1,259
          Prepaid expense                                                (15,313)       (23,738)
        Increase (decrease) in liabilities:
          Accounts payable                                               411,134       (274,747)
          Accrued expenses                                                27,290        (25,190)
                                                                     -----------    -----------

      Net cash (used in) operating activities                                (27)      (623,013)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in Slater Dome Gathering, LLLP                                 --     (1,000,000)
    Purchase of property and equipment                                  (314,128)       (13,249)
                                                                     -----------    -----------

      Net cash (used in) investing activities                           (314,128)    (1,013,249)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                  --       (250,027)
    Proceeds from common stock warrant exercises                          94,530             --
    Cost of issuance of equity for cash                                       --         (8,875)
    Preferred stock dividends paid                                        (4,023)       (64,991)
    Distributions to minority interest holders in
        consolidated subsidiary                                           (2,125)            --
                                                                     -----------    -----------

      Net cash provided by (used in) financing activities                 88,382       (323,893)
                                                                     -----------    -----------

INCREASE (DECREASE) IN CASH                                             (225,773)    (1,960,155)

BEGINNING BALANCE                                                        746,018      2,299,740
                                                                     -----------    -----------

ENDING BALANCE                                                       $   520,245    $   339,585
                                                                     ===========    ===========

Cash paid for interest                                               $        --    $    37,275
                                                                     ===========    ===========

Supplemental schedule of non-cash investing and
   financing activities:
      Issuance of convertible debenture for acquisition of
        minority interest of consolidated subsidiary                 $   608,194    $        --
      Series A preferred stock converted to common stock             $       385    $        --
      Series B preferred stock converted to common stock             $        50    $        40
      Series A preferred stock dividends converted to common stock   $     7,274    $        --
      Intrinsic value of conversion feature of convertible debt      $    33,451    $        --
      Conversion of convertible debentures to common stock           $    22,876    $        --
      Reduction of property and equipment arising from a
        decrease in accounts payable for oil and gas leases
        that were not issued                                         $        --    $    48,813
      Restricted stock award                                         $        --    $   234,000




   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2006

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Organization and Nature of Business
     -----------------------------------

     New Frontier Energy, Inc. ("New Frontier" or the "Company") was incorporated as Storage Finders.com under the laws of the state of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is an oil and gas exploration company operating primarily in Colorado and Wyoming.

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

     During the year ended February 28, 2006, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized to construct a natural gas gathering line from the Company's Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Prospect") that transports the gas from the Slater Dome Prospect to the Questar transmission line at Baggs, Wyoming. The gathering line was completed on June 3, 2005 and the Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004 and was inactive until it received its initial funding on May 18, 2005.

     Principles of Consolidation
     ---------------------------

     The May 31, 2006, financial statements include the accounts of the Company and SDG as of and for the three months ended May 31, 2006 and 2005. SDG has a calendar quarter end, March 31, which is consolidated with the Company effective May 31, 2006 and 2005. All significant intercompany accounts and transactions in 2006 and 2005 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

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

     Unaudited Statements
     --------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2006, included in the Company's annual report on Form 10-KSB filed with the Commission on June 6, 2006.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three months ended May 31, 2005, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP
     ---------------------------

     Effective May 10, 2006, New Frontier Energy, Inc. (the "Corporation") entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC, whereby the Corporation increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring an additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194 (the "Debenture"); see Note 3. Following the acquisition of the Class A limited partnership interests the Corporation owns 82.76% of the limited partnership interests in SDG. The Corporation will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter.

3.   CONVERTIBLE DEBT, AFFILIATES
     ----------------------------

     On May 10, 2006, the Company issued a convertible subordinated debenture of $608,194. The debenture bears interest at the rate of 2.5% and is due January 1, 2008, convertible into 304,097 shares of the Company's $0.001 par value common stock (the "Common Stock") at the rate of $2.00 per share. The market value of the shares on the date the debenture was issued was $2.11 per share. The debenture is subordinated to payment of principal and interest to the Company's outstanding Convertible Debentures due July 22, 2007.

     The interest on the debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the debentures (or portion thereof), in cash or in Common Stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $2.00 in interest due.

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

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital and will be amortized over 19 months. Amortization expense during three months ended May 31, 2006 was $1,761, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

     At May 31, 2006 the balance of the convertible debt is as follows:

           Convertible debt                                   $ 608,194
           Debt discount, net of amortization of $1,761         (31,690)
                                                              ---------
                                                              $ 576,504
                                                              =========

4.   CONVERTIBLE DEBT

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value common stock at the rate of $1.20 per share, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $2.00 per share (the "Warrants").

     The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during three months ended May 31, 2006 was $223,913, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

                Convertible debt                                 $  2,614,800
                Debt discount, net of amortization of $764,046     (1,014,110)
                                                                 ------------
                                                                 $  1,600,690
                                                                 ============

5.   STOCKHOLDERS' EQUITY
     --------------------
     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2006, 50,000 shares of Series A Preferred Stock were converted into 384,615 shares of Common Stock. Accrued dividends of $7,274 were converted into 11,191 shares of Common Stock during the three months ended May 31, 2006.

     During the quarter ended May 31, 2005 the Company paid cash dividends on the Series A Preferred Stock in the amount of $7,521.

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share. The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $0.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid. Dividends accrued on the Series B Preferred Stock beginning on April 30, 2005.

     During the three months ended May 31, 2006, holders of 337.25 shares of Series B Preferred Stock converted the shares into 51,885 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of May 31, 2006, there were 30,320 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid $4,024 in dividends and accrued $92,191 on the Series B Preferred Stock resulting in accrued dividends in the amount of $425,058 as of May 31, 2006.

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

                                                        Quarter       Quarter
                                                         Ended         Ended
                                                         May 31,      May 31,
                                                          2006         2005
                                                      ------------------------
     Net (loss) as reported                           $(759,976)   $  (542,566)
     Preferred stock dividends                          (98,138)      (108,605)
                                                      ------------------------
     Net (loss) attributable to common shareholders    (858,114)      (651,171)

     Deduct:
       Total stock-based employee compensation
       determined under fair value based
       methods net of related tax effects
                                                              -       (152,591)
                                                      ------------------------
     Pro forma net (loss)                             $(858,114)   $  (803,762)
                                                      ========================

     Earnings per share:

       Basic and diluted as reported                  $   (0.19)   $    (0.20)
                                                      ========================

       Basic and diluted  pro forma                   $   (0.19)   $     (0.24)
                                                      ========================

     As of May 31, 2006, we had granted 600,000 options to acquire shares of our Common Stock pursuant to the Plan and 12,000 options to acquire shares of our Common Stock had been exercised. We have 25,000 options to acquire shares of our Common Stock available for grant under the Plan.

     A summary of stock option activity is summarized in the following table:

                                                         May 31, 2006
                                             Shares
                                           --------------------------------
                  Beginning of period        588,000    Beginning of period
                  Granted                       -       Granted
                    Exercised                   -       Exercised
                    Expired                     -       Expired
                                           ----------
                  End of period              588,000   End of period
                                           ==========


     The following table summarizes information about fixed-price warrants and stock options at May 31, 2006:

                                                         May 31, 2006
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                       Shares       Price
                                                   --------------------------
                  Beginning of period                 7,327,794    $  1.52
                    Granted                                  --    $    --
                    Exercised                           (65,239)   $  1.38
                    Expired                                  --         --
                                                   ------------
                  End of period                       7,262,555    $  1.52
                                                   ============


                                 Options and Warrants Outstanding

                                                            Weighted
                                                             Average
                       Range                                Remaining   Weighted
                        of                 Number          Contractual  Average
                     Exercise      Of Options and Warrants   Life in    Exercise
                       Price             Outstanding          Years      Price
                  --------------------------------------------------------------
                  $1.00 to $1.50          5,697,555            1.79     $  1.37
                  $1.51 to $2.75          1,565,000            2.39     $  2.05
                                     --------------
                                          7,262,555
                                     ==============



                                Options and Warrants Exercisable
                        Range                                      Weighted
                         of                   Number               Average
                      Exercise        of Options and Warrants      Exercise
                        Price               Exercisable             Price
                  -------------------------------------------------------------
                     $1.00 to $1.50          5,697,555             $  1.37
                     $1.51 to $2.75          1,565,000             $  2.05
                                      ----------------
                                             7,262,555
                                      ================

6.   RELATED PARTIES
     ---------------

     The Company paid $8,001 and $4,500 during the three months ended May 31, 2006 and 2005, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The current lease, entered into effective January 1, 2006, lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $4,500 for geological consulting during the three months ended May 31, 2006 and 2005 and accrued $4,500 in consulting fees during the three months ended May 31, 2006.

     SDG accrued management fees, to an entity partially controlled by the president, in the amount of $6,525 during the three months ended May 31, 2006. SDG has an account payable to that entity in the amount of $19,857.

7.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the three months ended May 31, 2006 and 2005, is presented for the principal business segments as follows:

                                                        Oil & Gas   Gas Gathering     Consolidated
         May 31, 2006
           Revenues                                   $    41,406    $      8,852    $      50,258
           Loss before taxes                          $  (732,873)   $    (36,388)   $    (769,261)
           Total assets                               $ 4,754,093    $  2,578,833    $   7,332,925
           Property additions                         $   314,128    $         --    $     314,128
           Interest expense                           $   (17,386)   $         --    $     (17,386)
           Debt issuance costs, non-cash              $  (225,674)   $         --    $    (225,674)
           Depreciation, depletion and amortization   $    37,337    $     36,623    $      73,960

         May 31, 2005
           Revenues                                   $     7,581    $         --    $       7,581
           Loss before taxes                          $  (542,566)   $         --    $    (542,566)
           Total assets                               $ 3,239,357    $         --    $   3,329,357
           Property additions                         $    13,249    $         --    $      13,249
           Interest expense                           $    13,990    $         --    $      13,990
           Debt issuance costs, non-cash              $        --    $         --    $          --
           Depreciation, depletion and amortization   $     7,969    $         --    $       7,969


8.   SUBSEQUENT EVENT
     ----------------

     Subsequent to May 31, 2006, the Company received proceeds of $1,560,000 for the exercise of 1,130,436 warrants.

     Effective July 7, 2006, New Frontier Energy, Inc. (the "Company") entered into a Purchase Agreement (the "Agreement") with LRS Group, LLC and R & R Exploration Fund, LLC (collectively "LRS"), whereby the Company acquired a 2D seismic data license from LRS identifying over 150 drill site locations in the Denver Julesberg Basin in Colorado. The purchase price for the 2D seismic data license from LRS is $650,000, payable $325,000 upon the execution of the Agreement, $162,500 due on January 7, 2007 and $162,000 due July 7, 2007. The Company also granted LRS 5% of 8/8th overriding royalty interests for each 87.5% net revenue interest the Company acquires in the Area of Mutual Interest as defined in the Agreement.


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

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 28, 2006, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2006.

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in three oil and gas prospects, two of which are undeveloped. The Slater Dome Prospect, in which we own a 30% working interest, consists of 61,488 gross acres, 31,638 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Prospect targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,258 gross acres, 2,806 net acres, of which we own 100% of the working interest. The Nucla Prospect consists of approximately 38,997 gross acres on 25 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% to 30% on a lease-by-lease basis), subject to a marketing agreement with several third parties. We, together with the other working interest owners, granted a seismic option for two years to an independent third party, which expires in December 2006. We do not intend to develop the Nucla Prospect.

     Our plan of operation is to develop the Slater Dome Prospect by drilling 12 additional wells adjacent or near our existing wells in the southeast section of the prospect and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2006 on that prospect. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at May 31, 2006, changes in our financial condition since February 28, 2006, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2006 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2006.


Results of Operation: Three months ended May 31, 2006 compared to the three months ended May 31, 2005

     For the three months ended May 31, 2006 we reported a net loss attributable to common shareholders of $858,114 or $0.19 per share, on revenue of $50,258. This compares to a net loss attributable to common shareholders of $651,171, or $.20 per share, on revenue of $7,581, for the three months ended May 31, 2005. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the three months ended May 31, 2006 were $50,258 compared with $7,581 for the three months ended May 31, 2005, an increase of $42,677 or 563.95%. Oil and gas revenues were $41,406 during the three months ended May 31, 2006 compared with $7,581 during the three months ended May 31, 2005, an increase of $33,825 or 446.18%. The principal reason for the change is we began selling gas from the Slater Dome Prospect in June 2005. Sales of coalbed methane gas from Slater Dome Prospect accounted for $33,672 of the change and increased production from our royalty interests of $153 resulting in the net increase of $33,825. SDG revenues from the gathering pipeline were $8,852 for its quarter ended March 31, 2006; the Company did not have gathering fees in the comparable quarter of 2005 because the gathering line was not placed in service until June 2005.

     Exploration costs for the three months ended May 31, 2006 were $16,532 compared with $16,564 in the three months ended May 31, 2005, a decrease of $32 or 0.19%. The fluctuation is considered normal in the ordinary course of business.

     Lease operating expenses for the three months ended May 31, 2006 were $177,623 compared with $115,453 in the three months ended May 31, 2005, an increase of $62,170 or 53.85%. The primary reasons for the increase is operating costs of $26,915 associated with three new wells in production during the three months ended May 31, 2006 that were not present during the three months ended May 31, 2005,, increased production taxes of $925 associated with the production at the Slater Dome Prospect, reworking costs of $27,572 and other miscellaneous costs in the amount of $6,758 associated with dewatering the wells at the Slater Dome Prospect.

     The costs of gas gathering amounted to $3,249 during the three months ended May 31, 2006. Such costs were not present in the three months ended May 31, 2005 because the gathering line was not placed in service until June 2005.

     General and administrative expenses for the three months ended May 31, 2006 were $307,371 compared with $163,608 in the three months ended May 31, 2005, an increase of $143,763 or 87.87%. The following table summarizes the major components of the fluctuations:

                                                                      Increase
                                                2006         2005    (Decrease)
                                            -----------------------------------
         Financial public relations          $    58,889   $5,389    $ 53,500
         Reserve engineering costs                39,361       --      39,361
         Employee benefits and insurance          28,601    1,207      27,394
         Management fees  SDG                      6,525       --       6,525
         Professional fees                        43,547   37,746       5,801
         Landman fees and expenses                18,198   12,488       5,710
         Employee compensation                    72,084   69,444       2,640
         Rent                                      8,000    5,760       2,240
         Miscellaneous other                      32,166   31,574        592
                                            -----------------------------------
                                            $    307,371 $163,608   $ 143,763
                                            ===================================

     The costs associated with increased financial public relations are the result of the Company's retention of a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community during the quarter ended May 31, 2006. In the quarter ended May 31, 2005, the Company had not employed a financial public relations firm and the costs incurred were those associated with regular filing and reporting to shareholders. Reserve engineering cost increased $39,361 because the Company employed an independent reservoir engineer to evaluate the Company's producing oil and gas properties at February 28, 2006, the Company's fiscal year end; such costs were not present in the quarter ended May 31, 2005 because the Company's properties did not start producing until June 5, 2005. The principal reason employee benefits and insurance increased by $27,394 is because the Company adopted an employee health plan in June 2005 and accordingly, such costs were not present in the quarter ended May 31, 2005. Management fees incurred by SDG increased by $6,525; such costs were not present in the quarter ended May 31, 2005 because the agreement with the SDG managers did not start until the gathering pipeline was placed in service in June 2005. Professional fees increased by $5,800 as a result of increased legal and accounting fees associated with the increased corporate activity. Contract land man fees and expenses increased $5,711 because the Company has increased its leasing activities during the quarter ended May 31, 2006 compared with the quarter ended May 31, 2005. Employee compensation increased $2,640 in the quarter ended May 31, 2006 compared with the quarter ended May 31, 2005 because our clerical staff was employed for the full three month period in the quarter ended in 2006 as compared with two months in the three month period ended May 31, 2005. Rent increased $2,204 because the Company relocated its office and increase the size of its office space in January 2006 and accordingly, costs were greater for the quarter ended May 31, 2006 compared with the quarter ended May 31, 2005. Miscellaneous costs increased $592 and such change is considered normal in the ordinary course of business.

     Restricted stock award compensation was $0 during the three months ended May 31, 2006, as compared with $234,000 during the three months ended May 31, 2005. The restricted stock award compensation during the three months ended May 31, 2005 was the result of the issuance of 200,000 shares of Common Stock to our executive officers during the three months ended May 31, 2005.

     Depreciation, depletion and amortization for the three months ended May 31, 2006 was $73,960 compared with $7,969 during the three months ended May 31, 2005, an increase of $65,991 or 828.10%. The components of the increase is summarized in the following table:

                                                                  Increase
                                         2006         2005       (Decrease)
                                     -------------------------------------
    SDG                               $    36,623    $   --      $  36,623
    Depletion, producing properties        32,800        --         32,800
    Depletion, royalty interests               --     7,261        (7,261)
    Depreciation, equipment                 4,537       708         3,829
                                     -------------------------------------
                                      $    73,960    $7,969      $ 65,991
                                     =====================================

     The increase attributable to SDG is because the gathering line was not in production in the quarter ended May 31, 2005. Depletion on producing properties is attributable to depletion associated with the production from the Slater Dome Prospect which was not producing in the quarter ended May 31, 2005. The reduction in depletion of $7,261 associated with our producing royalty interests which were fully depleted in June 2005 and accordingly depletion for those properties is not present in the quarter ended May 31, 2006.

     Interest income for the three months ended May 31, 2006 was $2,276 compared with $1,437 in the three months ended May 31, 2005, an increase of $839 or 58.39%. Such increase is a result of a larger cash balance held in our bank account.

     Interest expense for the three months ended May 31, 2006 was $17,386 compared with $13,990 in the three months ended May 31, 2005, an increase of $3,396 or 24.27%. The increase is primarily the result of interest in the amount of $17,360 associated with the Company's 2.5% convertible debentures (the "Debentures") offset by a decrease in interest paid on a loan from a shareholder and a bank loan of $13,990.

     Debt issuance costs, non-cash for the three months ended May 31, 2006 was $225,674 and primarily arises from the expenses associated with the issuance of the Debentures in July 2005; there were no such related costs during the three months ended May 31, 2005.

     The minority interest in the loss of the subsidiary for the three months ended May 31, 2006 was $9,285; there were no such related costs during the three months ended May 31, 2005 because the gathering line was not placed in service until June 2005.

     During the three months ended May 31, 2006, the Company charged dividends on the Series A and B Convertible Preferred Stock of $96,013 together with distributions to the SDG minority interests in the amount of $2,125 to the loss attributable to common shares compared with $108,605 during the three months ended May 31, 2005, a decrease of $10,467 or 9.64%. The decrease in dividends of $12,592 is primarily attributable to reduction in dividends for the Series A Preferred Stock, which was converted to common stock in the three months ended May 31, 2006. The increase in distributions to the SDG minority interests of $2,125 is because SDG did not make distributions to minority interest owners in the three months ended May 31, 2005. As a result of the above, we generated a net loss of $858,114 during the three months ended May 31, 2006 as compared to a net loss of $651,171 during the three months ended May 31, 2005.

     We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses. That objective, in turn, is dependent upon receipt of additional working capital. (See "Liquidity and Capital Resources").

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $27 in operating activities during the three months ended May 31 ,2006 compared with $623,013 during the three months ended May 31, 2005. The following summarizes the Company's capital resources at May 31, 2006 compared with February 28, 2006:

                                                                 Increase      Increase
                          May 31, 2006     February 28, 2006    (Decrease)    (Decrease)
                               $                  $                  $             %
   -------------------------------------------------------------------------------------
   Cash                       520,245          746,018             (225,773)      -30%
   Current assets             597,021          828,384             (231,363)      -28%
   Total assets             7,332,926        7,324,927                7,999       0.1%
   Current liabilities      1,464,598          938,006              526,592        56%
   Working capital           (867,577)        (109,622)            (757,955)     -691%

The principal components of the changes in cash are summarized as follows:

    Purchase of property and equipment        $(314,128)
    Preferred stock dividends                    (4,023)
    Distributions to SDG minority interests      (2,125)
    Operating activities                            (27)
    Proceeds from warrants exercised              94,530
                                             -----------
                                             $ (225,773)
                                             ===========

     The other components of the change in current assets are a decrease in accounts receivable of $20,903 arising from lower natural gas prices in the quarter ended May 31, 2006 together with decreased production of approximately 1,400 MCF compared to the quarter ended February 28, 2006. The average price paid for natural gas in the quarter ended February 28, 2006 was approximately $6.82 versus the average price in the quarter ended May 31, 2006 of $4.77. Prepaid expenses increased by $15,313 because the Company incurred additional prepaid expenses that were not completely amortized as of May 31, 2006.

     The changes in current liabilities in the amount of $526,592 arises from an increase in accounts payable of $411,134 (principally consisting of lease operating expenses of $380,683, professional fees of $62,765 together with other expenses of $57,394), an increase in dividends payable of $88,168 together with an increase in accrued expenses of $27,290.These increases are considered normal and in the ordinary course of business.

     The decrease in working capital of $757,955 or 691% is principally due to the investment in long-lived assets and funding ongoing operations.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of debt, proceeds from the exercise of warrants and further issuances of securities. The warrants issued to the holders of our Series B Preferred stock expire on February 1, 2008 and are exercisable at a price of $1.38 per share. As of June 1, 2006 three Series B Warrant holders exercised their warrants for a total of 1,130,436 shares, thereby providing the Company with $1,560,000 in cash. If the holders of the Series B Warrants exercise the remaining 3,984,994 Warrants and the Convertible Debenture Warrant holders exercise their 1,137,500 Warrants, the proceeds to the Company would amount to $5,499,292 and $2,275,000, respectively. However, unless those Warrant holders exercise their warrants, the existing working capital and anticipated cash flow are not expected to be adequate to fund our capital requirements, and we intend to solicit additional capital in the form of equity or debt to finance: (i) our share of the drilling of 12 wells anticipated at Slater Dome Prospect and two wells at the Flattops Prospect and
(ii) to provide capital for other lease acquisitions. Management believes that our current cash balances will be sufficient to fund our capital and liquidity needs for the next _six__ months. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements.

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

(b) Reports on Form 8-K:

          1. On March 15, 2006, issuance of unregistered securities and common stock warrants.
          2. On April 5, 2006 issued a press release announcing that Paul G. Laid will be a presenter at the Independent Petroleum Association
               (IPAA) Oil & Gas Investment Symposium (OGIS) to be held at the Sheraton New York Hotel & Towers, New York on Monday April 10, 2006
          3. On April 7, 2006, a Regulation FD disclosure relating to materials to be presented to investors.
          4. On April 10, 2006 issued a press release about the acquisition of a temporary surface water discharge permit.
          5. On May 12, 2006, entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC, whereby the Corporation increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring an additional 12.16 Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194
          6. On July 7, 2006 the Company entered into a material definitive agreement concerning the acquisition of a 2D seismic license identifying over 150 drill site locations in the Denver Julesberg Basin in Colorado and and issued a press release announcing the agreement on July 12, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Frontier Energy, Inc.


Date: July 13, 2006                By:  /s/ Paul G. Laird
                                        ------------------------------------
                                        Paul G. Laird, President and Chief
                                        Executive Officer


                                   By:  /s/ Les Bates
                                        ------------------------------------
                                        Les Bates, Chief Financial Officer