Form 10QSB
period 2006-08-31
NEW FRONTIER ENERGY INC
filed 2006-10-17
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended August 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

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

                                 (303) 730-9994
                                 --------------
                           (Issuer's telephone number)

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

As of October 12, 2006, 5,896,988 shares of common stock were outstanding.
Transitional Small Business Disclosure Format:  Yes  [_]    No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1       Financial Statements
             Consolidated Balance Sheet (unaudited) at August 31, 2006        1

             Consolidated Statements of Operations (unaudited) for the
             three months ended August 31, 2006 and 2005                      2

             Consolidated Statements of Operations (unaudited) for the
             six months ended August 31, 2006 and 2005                        3

             Consolidated Statements of Cash Flows (unaudited) for the
             six months ended August 31, 2006 and 2005                        4

             Notes to Consolidated Financial Statements (unaudited)           5

Item 2       Management's Discussion and Analysis or Plan of Operations      13

Item 3       Controls and Procedures                                         23

Part II OTHER INFORMATION

Item 1       Legal Proceedings                                               23

Item 2       Unregistered Sales of Equity Securities                         23

Item 3       Defaults Upon Senior Securities                                 23

Item 4       Submission of Matters of a Vote of Security Holders             23

Item 5       Other Information                                               23

Item 6       Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                   25

EXHIBITS


                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2006
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                              $    536,582
      Accounts receivable, trade                                              77,368
      Prepaid expenses                                                        51,574
                                                                        ------------
            Total current assets                                             665,524
                                                                        ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $462,856                                                7,432,919
                                                                        ------------

                                                                        $  8,098,443
                                                                        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                  $    737,124
      Dividends payable                                                      511,632
      Accrued expenses                                                       109,708
      Accounts payable, affiliates                                            32,050
      Convertible debenture                                                1,824,603
                                                                        ------------
            Total current liabilities                                      3,215,117
                                                                        ------------

LONG TERM LIABILITIES
      Convertible debenture, affiliates                                      581,786
      Accrued interest                                                         4,707
      Asset retirement obligation                                             62,700

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 367,694

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         none issued and outstanding                                              --
         Series B Convertible, 36,036 shares authorized
         30,060 issued and outstanding                                            30
      Common stock, $.001 par value, 50,000,000 shares authorized,
           5,796,988 shares issued and outstanding                             5,796
      Additional paid in capital                                          11,748,321
      Accumulated (deficit)                                               (7,887,708)
                                                                        ------------
                                                                           3,866,439
                                                                        ------------

                                                                        $  8,098,443
                                                                        ============


   See accompanying notes to the unaudited consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                      August 31,      August 31,
                                                         2006            2005
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $    51,496    $    33,991
       Gathering fees                                     27,622          1,324
                                                     -----------    -----------
                                                          79,118         35,315
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             26,865         48,835
       Lease operating expenses                          167,546        150,305
       Cost of gas gathering                                 685            784
       General and administrative                        373,854        272,273
       Issuance of common stock warrants                      --         54,642
       Depreciation, depletion and amortization           97,901         19,181
                                                     -----------    -----------
            Total operating expenses                     666,851        546,020
                                                     -----------    -----------

(Loss) from operations                                  (587,733)      (510,705)
                                                     -----------    -----------

Other income (expense)
       Interest income                                    10,692          1,239
       Interest expense                                  (20,309)       (16,321)
       Debt issuance costs, non-cash                    (229,195)       (52,158)
                                                     -----------    -----------
            Other income (expense), net                 (238,812)       (67,240)
                                                     -----------    -----------

(Loss) before income taxes                              (826,545)      (577,945)
                                                     -----------    -----------
Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net loss of consolidated
       subsidiary                                          1,786          3,762
                                                     -----------    -----------

Net (loss)                                              (824,759)      (574,183)

Preferred stock dividends                                (90,810)      (106,551)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $  (915,569)   $  (680,734)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.16)   $     (0.19)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               5,758,018      3,599,250
                                                     ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                      August 31,    August 31,
                                                         2006          2005
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $    92,902    $    41,572
       Gathering fees                                     36,474          1,324
                                                     -----------    -----------
                                                         129,376         42,896
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             43,397         65,399
       Lease operating expenses                          347,608        265,758
       Cost of gas gathering                               1,495            784
       General and administrative                        681,225        435,881
       General and administrative-- restricted
        stock award                                           --        234,000
       Issuance of common stock warrants                      --         54,642
       Depreciation, depletion and amortization          171,861         27,150
                                                     -----------    -----------
            Total operating expenses                   1,245,586      1,083,614
                                                     -----------    -----------

(Loss) from operations                                (1,116,210)    (1,040,718)
                                                     -----------    -----------

Other income (expense)
       Interest income                                    12,968          2,676
       Interest expense                                  (37,695)       (30,311)
       Debt issuance costs, non-cash                    (454,869)       (52,158)
                                                     -----------    -----------
            Other income (expense), net                 (479,596)       (79,793)
                                                     -----------    -----------

(Loss) before income taxes                            (1,595,806)    (1,120,511)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net loss of consolidated
       subsidiary                                         11,071          3,762
                                                     -----------    -----------

Net (loss)                                            (1,584,735)    (1,116,749)
Preferred stock dividends and distributions
       to minority interests                            (188,948)      (215,156)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(1,773,683)   $(1,331,905)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.34)   $     (0.39)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               5,157,412      3,441,416
                                                     ===========    ===========






   See accompanying notes to the unaudited consolidated financial statements.
                                        3


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                         August 31,      August 31
                                                                            2006           2005
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $(1,584,735)   $(1,116,749)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
        Depreciation, depletion and amortization                            171,861         27,150
        Debt issuance costs, noncash                                        454,869         52,158
        Minority interest in net loss of consolidated subsidiary             11,071          3,762
        Issuance of restricted stock award                                       --        234,000
        Issuance of common stock for services                                15,700             --
        Interest on convertible debenture                                    37,695          6,995
        Issuance of common stock warrant to consultant                           --         54,642
        (Increase) decrease in assets:
          Accounts receivable, trade                                        (23,313)       (24,960)
          Prepaid expense                                                   (23,263)       (24,035)
        Increase (decrease) in liabilities:
          Accounts payable                                                 (164,429)       254,172
          Accrued expenses                                                   47,011         25,872
                                                                        -----------    -----------

      Net cash (used in) operating activities                            (1,057,533)      (506,993)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                     (783,237)    (3,420,869)
                                                                        -----------    -----------

      Net cash (used in) investing activities                              (783,237)    (3,420,869)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                                     --       (250,027)
    Proceeds from common stock warrant conversions                        1,656,931             --
    Proceeds from convertible debt issue                                         --      2,760,000
    Cost of issuance of equity for cash                                          --        (12,375)
    Preferred stock dividends paid                                           (8,742)       (64,991)
    Minority interest in subsidiary                                         (15,213)       253,601
    Increase in due to affiliate                                                 --        584,894
    Distributions to minority interest holders in
       consolidated subsidiary                                               (1,642)            --
                                                                        -----------    -----------

      Net cash provided by financing activities                           1,631,334      3,271,102
                                                                        -----------    -----------

(DECREASE) IN CASH                                                         (209,436)      (656,760)

BEGINNING BALANCE                                                           746,018      2,299,740
                                                                        -----------    -----------

ENDING BALANCE                                                          $   536,582    $ 1,642,980
                                                                        ===========    ===========

Cash paid for interest                                                  $        --    $    28,426
                                                                        ===========    ===========

Cash paid for income taxes                                              $        --    $        --
                                                                        ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
      Series A preferred stock converted to common stock                $       385    $        --
      Series B preferred stock converted to common stock                $        91    $        84
      Series A preferred stock dividends converted to common stock      $     7,274    $        --
      Intrinsic value of conversion feature of convertible debt         $    33,451    $        --
      Conversion of convertible debentures to common stock              $    22,876    $        --
      Reduction of property and equipment arising from a
        decrease in accounts payable for oil and gas leases
        that were not issued                                            $        --    $    45,033
      Issuance of common stock for services                             $        --    $    28,500
      Issuance of common stock warrants                                 $        --    $   929,866



   See accompanying notes to the unaudited consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2006

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

     Principles of Consolidation
     ---------------------------

     The August 31, 2006, financial statements include the accounts of the Company and SDG as of and for the six months ended August 31, 2006 and 2005. SDG has a calendar quarter end, June 30, which is consolidated with the Company effective June 30, 2006 and 2005. All significant intercompany accounts and transactions in 2006 and 2005 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

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

     Unaudited Statements
     --------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2006, included in the Company's annual report on Form 10-KSB.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the six months ended August 31, 2005, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP
     ---------------------------

     Effective May 10, 2006, New Frontier Energy, Inc. (the "Corporation") entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC, whereby the Corporation increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194 (the "Debenture"); see Note
     3. Following the acquisition of these Class A limited partnership interests the Corporation owns 82.76% of the limited partnership interests in SDG. The Corporation will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter.

3.   CONVERTIBLE DEBENTURE, AFFILIATES
     ---------------------------------

     On May 10, 2006, the Company issued convertible subordinated debt (the "debenture") in the amount of $608,194. The debenture bears 2.5% interest and is due January 1, 2008, convertible into 304,097 shares of the $0.001 par value common stock (the "Common Stock") of New Frontier Energy at the rate of $2.00 per share. The market value of the shares in the date the Company entered into the Agreement was $2.11 per share. The debenture is subordinated to payment of principal and interest to the Company's outstanding Convertible Debentures due July 22, 2007.

     The interest on the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of one Interest Share per $2.00 in interest due.

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

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during three months ended August 31, 2006 was $7,043, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

     At August 31, 2006 the balance of the convertible debt is as follows:

           Convertible debt                             $ 608,194
           Less debt discount                             (26,408)
                                                        ---------
                                                        $ 581,786
                                                        =========

4.   CONVERTIBLE DEBENTURE
     ---------------------

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

     The Warrants were valued using the Black-Scholes option-pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during six months ended August 31, 2006 was $447,826, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

                Convertible debt                        $2,614,800
                Less debt discount                        (790,197)
                                                        -----------
                                                        $1,824,603
                                                        ==========

5.   STOCKHOLDERS' EQUITY
     --------------------

     Series A Convertible Preferred Stock
     ------------------------------------

     The Series A Preferred Stock was converted into 384,615 shares of Common Stock on March 1, 2006. Accrued dividends in the amount of $7,274 were converted to 11,191 shares of Common Stock in May 2006.

     During the six months ended August 31, 2005 the Company paid cash dividends on the Series A Preferred Stock in the amount of $23,548: Accrued dividends were $3,822 as of August 31, 2005.

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share. The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid

     During the six months ended August 31, 2006, holders of 597.25 shares of Series B Preferred Stock converted the shares into 91,885 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of August 31, 2006, there were 30,060 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid $8,742 in dividends and accrued $183,485 on the Series B Preferred Stock resulting in accrued dividends in the amount of $511,635 as of August 31, 2006.

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

                                                           Six Months Ended
                                                              August 31,
                                                         2006           2005
                                                     -----------    -----------
     Net (loss) as reported                          $(1,584,735)   $(1,116,749)
     Preferred stock dividends
                                                        (188,948)      (215,156)
                                                     -----------    -----------
     Net (loss) attributable to common shareholders    (1773,683)    (1,331,905)
     Deduct:
       Total stock-based compensation
       determined under fair value based methods
       net of related tax effects
                                                              --       (152,591)
                                                     -----------    -----------
     Pro forma net (loss)                            $(1,773,683)   $(1,484,496)
                                                     ===========    ===========

     Earnings per share:

       Basic and diluted as reported                 $     (0.34)   $     (0.39)
                                                     ===========    ===========
       Basic and diluted pro forma                   $     (0.34)   $     (0.43)
                                                     ===========    ===========


     A summary of stock option activity is summarized in the following table:

                                                        August 31, 2006
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                       Shares       Price
                                                   --------------------------
     Beginning of period                             588,000       $   0.88
       Granted                                            --       $  --
       Exercised                                     (10,000)      $   0.75
       Expired                                            --       $  --
                                                   ---------
     End of period                                   578,000       $   0.88
                                                   =========

     The following table summarizes information about fixed-price stock options at August 31, 2006:

                                                        August 31, 2006
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                       Shares       Price
                                                   --------------------------
                  Beginning of period              7,327,794         $   1.55
                    Granted                               --         $   --
                    Exercised                     (1,225,153)        $   1.38
                    Expired                               --         $   --
                                                   ----------
                  End of period                    6,102,641         $   1.55
                                                   =========

                             Options and Warrants Outstanding
                                                    Weighted
                                                     Average
                          Range                    Remaining     Weighted
                           of           Number     Contractual    Average
                        Exercise       of Shares    Life in      Exercise
                         Price        Outstanding  Years Price
                  --------------------------------------------------------
                    $1.00 to $1.50     4,537,641     1.80        $   1.37
                    $1.51 to $2.75     1,565,000     2.39        $   2.05
                                     -----------
                                       6,102,641
                                     ===========

                        Options and Warrants Exercisable
                       Range                       Weighted
                         of           Number        Average
                      Exercise       of Shares     Exercise
                       Price        Exercisable      Price
                  ---------------------------------------------
                    $1.00 to $1.50     4,537,641   $  1.37
                    $1.51 to $2.75     1,565,000   $  2.05
                                     -----------
                                       6,102,641
                                     ===========


     In August 2006, the Board of Directors adopted an incentive stock option plan reserving 3,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan requires submission to the shareholders for ratification; and accordingly, no options have been granted under the plan.

6.   RELATED PARTIES
     ---------------

     The Company paid $16,000 and $9,000 during the six months ended August 31, 2006 and 2005, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $26,000 and $18,000 for geological consulting during the six months ended August 31, 2006 and 2005 respectively and accrued $3,000 in consulting fees during the six months ended August 31, 2006.

     SDG accrued management fees, to an entity partially controlled by the president in the amount of $11,488 during the six months ended August 31, 2006. SDG has an account payable to that entity of $24,550.

7.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six months ended August 31, 2006 and 2005, are presented for the principal business segments as follows:

     August 31, 2006
       Revenues                                   $    92,902    $    36,474    $   129,376
       Loss before taxes                          $(1,536,788)   $   (59,018)   $(1,595,806)
       Total assets                               $ 5,526,143    $ 2,572,300    $ 8,098,443
       Property additions                         $   783,237    $        --    $   783,237
       Interest expense                           $   (37,695)   $        --    $   (37,695)
       Debt issuance costs, non-cash              $  (454,869)   $        --    $  (454,869)
       Depreciation, depletion and amortization   $    98,615    $    73,246    $   171,861

     August 31, 2005
       Revenues                                   $    41,572    $     1,324    $    42,896
       Loss before taxes                          $(1,108,284)   $   (12,227)   $(1,120,511)
       Total assets                               $ 5,961,302    $ 2,474,682    $ 8,435,984
       Property additions                         $   951,491    $ 2,469,378    $ 3,420,869
       Interest expense                           $   (30,311)   $        --    $   (30,311)
       Debt issuance costs, non-cash              $   (52,158)   $        --    $   (52,158)
       Depreciation, depletion and amortization   $    16,850    $    10,300    $    27,150


8.   SUBSEQUENT EVENT

     Subsequent to August 31, 2006, the Company issued 100,000 shares of its common stock for the conversion of 650 shares of Series B Preferred Stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

     The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB and the following:

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

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in four oil and gas prospects, two of which are undeveloped. The Slater Dome Prospect, in which we own a 30% working interest, consists of 61,488 gross acres, 31,638 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Prospect targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,258 gross acres, 2,806 net acres, of which we own 100% of the working interest. The North Sand Wash Basin Prospect, consisting of 15,000 gross acres, of which we own a 15% working interest. The Nucla Prospect consists of approximately 38,997 gross acres on 25 different oil and gas leases in Montrose County, Colorado. We own varying interests in this property (20% to 30% on a lease-by-lease basis), subject to a marketing agreement with several third parties. We, together with the other working interest owners, granted a seismic option for two years to an independent third party, which expires December 2006.

     Our plan of operation is to develop the Slater Dome Prospect by drilling 4 to 6 wells, before December 2006, adjacent or near our existing wells in the southeast section of the prospect and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2007 on that prospect. We also plan to evaluate opportunities to acquire other interests in oil and gas properties. We do not intend to develop the Nucla Prospect.

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at August 31, 2006, changes in our financial condition since February 28, 2006, the end of the previous fiscal year, and a comparison of the results of operation for the three and six months ended August 31, 2006 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2006.


Results of Operation: Three months ended August 31, 2006 compared to the three months ended August 31, 2005

     For the three months ended August 31, 2006 we reported a net loss attributable to common shareholders of $915,569 or $0.16 per share, on revenue of $79,118. This compares to a net loss attributable to common shareholders of $680,734, or $0.19 per share, on revenue of $35,315, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coalbed methane gas from the Slater Dome Prospect.

     Revenues for the three months ended August 31, 2006 were $79,118 compared with $35,315 for the three months ended August 31, 2005, an increase of $43,803 or 124.04%. Oil and gas revenues were $51,496 this quarter compared with $33,991, an increase of $17,505 or 51.50%. The principal reason for the change is increased production of approximately 2,100 MCF compared to the previous quarter of 2005. SDG revenues from the gathering pipeline were $27,622 for the three months ended June 30, 2006 compared with $1,324 for its quarter ended June 30, 2006, an increase of $26,298 or 1,986.25%. The increase relates principally to the contractual arrangement with the Slater Dome Field producers whereby the producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees commencing June 1, 2006. The shortfall increase amounted to $17,868 and the balance is accounted for by the increased volume of gas transported during the three months ended June 30, 2006 as compared with the same period in the previous quarter of 2005.

     Exploration costs for the three months ended August 31, 2006 were $26,865 compared with $48,835 in the three months ended August 31, 2005, a decrease of $21,970 or 45.0%. The reason for the decrease is a decrease in seismic consulting in the three months ended August 31, 2006 compared with the same period in the previous quarter of 2005.

     Lease operating expenses for the three months ended August 31, 2006 were $167,546 compared with $150,305 in the three months ended August 31, 2005, an increase of $17,241 or 11.47% summarized as follows.

                                                      Increase
                                 2006        2005    (Decrease)
                             ----------------------------------
     New wells and surface
     discharge facility      $  73,090   $      --    $ 73,0900
     Existing wells             87,514     111,875     (24,361)
     Rework expense              6,942      38,430     (31,488)
                             ----------------------------------
                             $ 167,546   $ 150,305    $  17,241
                             ==================================

     The fluctuations in lease operating expenses relate to the changes in activities in the three months ended August 31, 2006 as compared to the same quarter in 2005. We started dewatering 4 additional wells resulting in an increase of $73,090 and shut in three wells awaiting drilling 1 or 2 additional wells , which are needed to start the dewatering process at that pod. We incurred $6,942 in rework expenses in the three months ended August 31, 2006 versus $38,430 for the same three months ending in 2005 because we were reworking the conventional well in 2005 and it has been converted to a water disposal well in 2006.

     The costs of gas gathering amounted to $685 during the three months ended August 31, 2006 as compared to $784 for the same quarter in 2005, a decrease of $99 or 12.63%. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended August 31, 2006 were $373,854 compared with $272,273 in the three months ended August 31, 2005, an increase of $101,581 or 37.31%. The following table summarizes the major components of the fluctuations:

                                                                  Increase
                                             2006        2005    (Decrease)
                                         ---------------------------------
     Employee compensation               $ 176,136   $ 129,807   $  46,329
     Financial public relations             87,662      33,003      54,659
     Travel                                 22,373      18,877       3,496
     Professional fees                      15,200      28,084     (12,884)
     Payroll taxes                          12,459       7,252       5,207
     Management fees  SDG                    6,525       1,700       4,825
     Rent                                    8,000       5,760       2,240
     Landman fees and expenses               1,811       9,000      (7,189)
     Miscellaneous other
                                            43,688      38,790       4,898
                                         ---------------------------------
                                         $ 373,854   $ 272,273   $ 101,581
                                         =================================

     Employee compensation increased $46,329 in the quarter ended August 31, 2006 compared with the quarter ended August 31, 2005 because bonuses to employees increased by $10,000 and the contract land man was hired as an employee rather than an independent contractor. The costs associated with increased financial relations are the result of the Company's retaining a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community during the full quarter ended August 31, 2006. In the previous quarter ended August 31, 2005, the Company employed a financial public relations only during the month of August 2005. Travel expenses increased by $3,496 and such fluctuation is considered normal in the ordinary course of business. Professional fees decreased by $12,884 in the three months ended August 31, 2004 as compared to the comparable quarter ending in 2005 and was as the result of decreased legal and accounting fees associated with the a private placement in 2005. The increase in payroll taxes of $5,207 directly relates to the increase in compensation expenses. Management fees incurred by SDG increased by $4,875 because the managers were compensated for a full three months for the quarter ended August 31, 2006 as compared to one month in the corresponding quarter ended in 2005. Rent increased $2,240 in the quarter ended August 31, 2006 compared with the quarter ended August 31, 2005 because the Company relocated its office and increase the size of its facilities in January 2006 and accordingly, costs were greater for the quarter ended August 31, 2006. Contract land man fees and land expenses decreased $7,189 because the Company hired the land man whose compensation is reflected in salaries. Miscellaneous other non-specified costs increased $4,898 and such change is considered normal in the ordinary course of business.

     Issuance of common stock warrants was $0 during the three months ended August 31, 2006, as compared with $54,642 during the three months ended August 31, 2005. The warrant compensation is the result of the issuance of 75,000 common stock warrants to a financial public relations firm during the three months ended August 31, 2005.

     Depreciation, depletion and amortization for the three months ended August 31, 2006 was $97,901 compared with $19,181 during the three months ended August 31, 2006, an increase of $78,720 or 410.41%. The components of the increase are summarized in the following table:

                                                                   Increase
                                                2006       2005   (Decrease)
                                              -----------------------------
     Depletion, producing properties          $45,441    $ 8,181    $37,260
     Depreciation SDG                          36,623     10,300     26,323
     Depreciation                              15,837        700     15,137
                                              -----------------------------
                                              $97,901    $19,181    $78,720
                                              =============================

     The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Prospect for the three months ended August 31, 2006 compared with the corresponding prior quarter in 2005. The increase attributable to SDG is because the gathering line was placed in service June 5, 2005 and accordingly, only had one month of depreciation for the period ended June 30, 2005 as compared with a full three months for the period ended June 30, Other depreciation increased $15,137 for the three months ended August 31, 2006 as compared with the three months ended August 31, 2005 because the Company added additional property and equipment and accordingly, depreciation increased.

     Interest income for the three months ended August 31, 2006 was $10,692 compared with $1,239 in the three months ended August 31, 2005, an increase of $9,453 or 762.94%. Such increase is a result of a larger cash balance held in our bank account.

     Interest expense for the three months ended August 31, 2006 was $20,309 compared with $16,321 in the three months ended August 31, 2005, an increase of $3,988 or 24.43%. The increase is primarily the result of an increase in interest in the amount of $13,315 associated with the Company's 2.5% convertible debentures (the "Debentures") because the debenture closed on July 26, 2005 and accordingly, the interest expense was less than that computed for a full three months for the period ended August 31, 2006. The increase is offset by a decrease in interest paid on a loan from a shareholder and a bank loan in the amount of $9,329.

     Debt issuance costs for the three months ended August 31, 2006 was $229,195 as compared with $52,158 for the three months ended August 31, 2005, an increase of $177,037 or 339.42%. This change primarily arises from calculating the amortization of the costs of issuance of the Debentures for a full three months in 2006 versus 34 days in 2005.

     The minority interest in the loss of the subsidiary for the three months ended August 31, 2006 was $1,786 as compared with $3,762 for the three months ended August 31, 2005. This fluctuation relates to the change in activity in SDG for the respective periods.

     During the three months ended August 31, 2006, the Company charged dividends on the Series B Convertible Preferred Stock in the amount of $89,877 together with distributions to the SDG minority interests in the amount of $933 to the loss attributable to common shares compared with $106,551 during the three months ended August 31, 2005, a decrease of $15,741 or 14.77%. The decrease in dividends in the amount of $14,808 is primarily attributable to reduction in dividends for the Series A Preferred Stock, which was converted to common stock on March 1, 2006. The increase in distributions to the SDG minority interests in the amount of $933 is because SDG did not make distributions to minority interest owners in the three months ended August 31, 2005. As a result of the above, we generated a net loss attributable to common shareholders of $915,569 during the three months ended August 31, 2006 as compared to a net loss of $680,734 during the three months ended August 31, 2005.

Results of Operation: Six months ended August 31, 2006 compared to the six months ended August 31, 2005

     For the six months ended August 31, 2006, we reported a net loss attributable to common shareholders of. $1,773,683 or $0.34 per share, on revenue of $129,376 This compares to a net loss attributable to common shareholders of $1,331,905, or $0.39 per share, on revenue of $42,896, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process and stabilize production of the coal bed methane gas from the Slater Dome Prospect.

     Revenues for the six months ended August 31, 2006 were $129,376 compared with $42,896 during the six months ended August 31, 2005, an increase of $86,480 or 201.60%. Oil and gas revenues were $92,902 during this period compared with $41,572, an increase of $51,330 or 123.47%. The principal reason for the increase is from the Slater Dome Prospect which accounted for $50,822 of the increase because the wells at Slater Dome were connected to the pipeline and started producing revenues in June 2005 (only three months out of the six months ended August 31, 2005); whereas, in the six months ended August 31, 2006, the wells were producing for the full period. Increased crude prices on our royalty interests accounted for $508 of the increase. SDG revenues from the gathering pipeline were $36,474 for the six months ended June 30, 2006 compared with $1,324 for the six months ended June 30, 2005, an increase of $35,150 or 2,654.83% The reasons for the increase is because the gathering line was not placed in service until June of 2005 and accordingly, there were only three months of revenue in 2005, the increase for the three full months for the six month ended August 31, 2005 amounted to $17,464. The Slater Dome Field producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through a producers' payment of shortfall gathering fees commencing June 1, 2006 which amounted to an additional $17,868 in the six months ended June 30, 2006.


     Exploration costs for the six months ended August 31, 2006 were $43,397 compared with $65,399 during the six months ended August 31, 200, a decrease of $22,002 or 33.64%. The principal reason for the decrease is decreased geophysical consulting in connection with exploration efforts at the Slater Dome Prospect together with related maps and supplies in the amount of $26,102 offset by an increase in delay rentals at Slater Dome of $4,100.

     Lease operating expenses for the six months ended August 31, 2006 were $347,608 compared with $265,758 during the six months ended August 31, 2005, an increase of $81,850 or 30.80%. The following table summarizes the changes in the components of lease operating expenses.

                                                                      Increase
                                                   2006       2005   (Decrease)
                                                ------------------------------
     Initial productive wells                   $208,150   $180,680   $ 27,470
     New wells and surface discharge facility     59,299         --     59,299
     Rework expense                               77,109     82,181     (5,072)
     Production taxes                              3,050      2,897        153
                                                ------------------------------
                                                $347,608   $265,758   $ 81,850
                                                ==============================

     The operating costs associated with the original producing wells increased $27,470 which primarily arises from costs associated with a full six months of producing them in the period ended August 31, 2006 compared with the same period in 2005 when the wells placed in production in June 2005. The increase in operating expenses of $59,299 on 4 additional wells that were placed in production and the decrease in well reworking expenses of $5,072 in the six months ended August 31, 2006 compared with the same period in 2005, is considered reasonable in the ordinary course of business.

     The costs of gas gathering amounted to $1,495 for the six months ended August 31, 2006 as compared to $784 for the six months ended August 31, 2005, an increase of $711 or 90.69%. The costs were not present during five of the six months ended August 31, 2005 because the gathering line was not placed in service until June of 2005. Accordingly, such fluctuation is considered normal in the ordinary course of business.

     General and administrative expenses for the period ended August 31, 2006 were $681,225 compared with $435,881 during the six months ended August 31, 2005, an increase of $245,344 or 56.29%. The following table summarizes the major components of the fluctuations:

                                                                 Increase
                                             2006       2005    (Decrease)
                                         ---------------------------------
     Financial public relations          $ 146,551   $  38,392   $ 108,159
     Employee compensation                 248,220     194,992      53,228
     Reserve engineering costs              39,361          --      39,361
     Insurance                              66,631      35,340      31,291
     Management fees  SDG                   11,488       1,700       9,788
     Rent                                   16,000      11,520       4,480
     Professional fees                      58,747      65,830      (7,083)
     Miscellaneous other                    94,227      88,107       6,120
                                         ---------------------------------
                                         $ 681,225   $ 435,881   $ 245,344
                                         =================================

     The increased costs in the amount of $108,159 associated with increased financial relations are the result of the Company's retaining a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community during the full six months ended August 31, 2006. In the previous six months ended August 31, 2005, the Company employed a financial public relations only during the month of August 2005. Employee compensation increased $53,228 in the six months ended August 31, 2006 compared with the six months ended August 31, 2005 because bonuses to employees increased by $10,000 and the contract land man was hired as an employee rather than an independent contractor. Reserve engineering cost increased $39,361 because the Company employed an independent reservoir engineer to evaluate the Company's producing oil and gas properties at February 28, 2006, the Company's fiscal year end; such costs were not present in the six months ended August 31, 2005 because the Company's properties did not start producing until June 5, 2005 and accordingly, engineered reserve reports could not be prepared. Insurance costs increased by $31,291 for the six months ended August 31, 2006 as compared with the previous period ending in 2005 because the Company incurred six months of health insurance premiums as compared with three months for the comparable period ending in 2005. Management fees incurred by SDG increased by $9,788 for the six months ended June 30, 2006 compared with the comparable period ended in 2005 because there was six months of management fees in 2006 versus one month in 2005. Rent increased $4,480 in the six months ended August 31, 2006 compared with the six months ended August 31, 2005 because the Company relocated its office and increase the size of its facilities in January 2006 and accordingly, costs were greater for the period ended August 31, 2006. Professional fees decreased by $7,083 in the six months ended August 31, 2006 as compared to the comparable period ending in 2005 and was as a result of decreased legal and accounting fees associated with the a private placement in 2005. Miscellaneous other non-specified costs increased $6,120 and such change is considered normal in the ordinary course of business.

     There were no restricted stock awards during the six months ended August 31, 2006 and there was restricted stock award compensation in the amount of $234,000 as a result of the issuance of 200,000 shares of common stock issued to our executive officers for the six months ended August 31, 2005.

     There were no common stock warrants awarded in the six months ended August 31, 2006. The Company issued a 3 year stock purchase warrant to a financial public relations consultant valued at $54,642 in the six months ended August 31, 2005.

     Depreciation, depletion and amortization for the six months ended August 31, 2006 was $171,861 compared with $27,150 during the six months ended August 31, 2005, an increase of $144,711 or 533.01%. The components of the increase are summarized as follows.

                                                                   Increase
                                                2006       2005   (Decrease)
                                             ------------------------------
     Depletion, producing properties         $ 78,241   $ 15,430   $ 62,811
     Depreciation SDG                          73,246     10,300     62,946
     Depreciation                              20,374      1,420     18,954
                                             ------------------------------
                                             $171,861   $ 27,150   $144,711
                                             ==============================

Producing property depreciation increased by $62,811 in the six months ended August 31, 2006 compared with the corresponding period in 2005 because the properties were producing for a full six months in 2006 versus three months in 2005. SDG's depreciation increased by $62,946 in the six months ended June 30, 2006 as compared with the corresponding period in 2005 because there was a full six months depreciation in 2006 versus one month in 2005 because the gathering line was not put in service until June 2005.

     Interest income for the six months ended August 31, 2006 was $12,968 compared with $2,676 in the six months ended August 31, 2005, an increase of $10,292 or 384.60%. Such increase is a result of a larger cash balance held in our bank account.

     Interest expense for the six months ended August 31, 2006 was $37,695 compared with $30,311 in the six months ended August 31, 2005, an increase of $7,384 or 24.36%. The increase is primarily the result of an increase in interest associated with the Company's 2.5% convertible debentures (the "Debentures") in the amount of $37,695 offset by a decrease in interest paid on a loan from a shareholder and a bank loan in the amount of $30,311.

     Debt issuance costs for the six months ended August 31, 2006 was $454,869 as compared with $52,158 for the six months ended August 31, 2005, an increase of $402,711 or 772.10%. This change primarily arises from charging the amortization of the costs of issuance of the Debentures for a full six months in 2006 versus 34 days in 2005.

     The minority interest in the net loss of the consolidated subsidiary for the six months ended August 31, 2006 was $11,071 compared to $3,762, an increase of $7,309 or 194.28%. The reason for the increase is that there was a full six months of operations in 2006 versus one month in 2005.

     The Company charged dividends on the Series A and B Convertible Preferred Stock to the loss attributable to common shares for the six months ended August 31, 2006 in the amount of $188,948 compared with $215,156 in 2005, a decrease of $26,208 or 12.18%. The Series A Preferred Stock was redeemed in March 2006 and is the principal reason for the decrease.

     As a result of the above, we generated a net loss attributable to common shareholders of $1,773,683 ($0.34) per share, during the six months ended August 31, 2006 as compared to a net loss of $1,331,905 ($0.39 per share) during the six months ended August 31, 2005

     We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses. That objective, in turn, is dependent upon receipt of additional working capital. (See "Liquidity and Capital Resources").

Liquidity and Capital Resources
-------------------------------

     We have not generated positive cash flows from operating activities and used $1,057,533 in operating activities. The following summarizes the Company's capital resources at August 31, 2006 compared with February 28, 2006,

                            August 31,    February 28,   Increase    Increase
                               2006          2006       (Decrease)  (Decrease)
                                 $             $             $           %
     -------------------------------------------------------------------------
     Cash                     536,582       746,018      (209,436)   -28.07%
     Current assets           665,524       828,384      (162,860)   -19.66%
     Total Assets           8,098,443     7,324,927       773,516     10.56%
     Current liabilities    3,215,117       938,006     2,277,111    242.76%
     Working capital       (2,549,593)     (109,622)  (2,439,9712) -2225.80%

The principal components of the changes in cash are summarized as follows:

     Purchase of property and equipment                        $  (783,237)
     Preferred stock dividends                                      (8,742)
     SDG minority interests                                        (16,855)
     Operating activities                                       (1,057,533)
     Proceeds from warrants exercised                            1,656,931
                                                               -----------
                                                               $  (209,436)
                                                               ===========

     The other components of the change in current assets are a decrease in accounts receivable of $23,313 arising from lower natural gas prices in the six months ended August 31, 2006 together with decreased production of approximately 6,300 MCF compared to the six months ended February 28, 2006. The average price paid for natural gas in the quarter ended February 28, 2006 was approximately $6.82 versus the average price in the six months ended August 31, 2006 of $4.87. Prepaid expenses increased by $23,263 because the Company amortized additional prepaid expenses that were not completely amortized as of February 28, 2006.

     The changes in current liabilities arises from an increase in accounts payable of $197,608 principally consisting of lease operating expenses, payments due on the purchase of seismic, and professional fees, an increase in dividends payable of $174,742, an increase in accrued expenses of $73,635 arising from the reclassification of accrued convertible debenture interest from long term to current, together with an reclassification of convertible debentures from long term liabilities to current liabilities of $1,824,603.These increases are considered normal and in the ordinary course of business.

     The decrease in working capital of $2,439,971 or 2225.80% is principally due to the reclassification of the convertible debentures and related accrued interest from long term to currant together with utilizing working capital to invest in long-lived assets and fund ongoing operations.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of debt, proceeds from the exercise of warrants and further issuances of securities. The existing working capital and anticipated cash flow is not expected to be adequate to fund our capital requirements, and we intend to solicit additional capital in the form of equity or debt to finance: (i) our share of the drilling of 4 wells anticipated at Slater Dome Prospect and two wells at the Flattops Prospect and (ii) to provide capital for other lease acquisitions. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next three months. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements.

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

(b) Reports on Form 8-K:

     1. On July 7, 2006 Item 1.01 - Entry into a Material Agreement with LRS Group, LLC and R & R Exploration Fund, LLC, whereby the Company acquired a 2D seismic data license from LRS identifying over 150 drill site locations in the Denver Julesberg Basin in Colorado.


     2. On July 21, 2006 Item 1.01 - Entry into a Material Agreement with Infinity Oil & Gas of Wyoming, Inc. ("Infinity"), whereby the Company acquired a 15% working interest (13.125% net revenue interest) in 15,049 gross acres in Routt County Colorado.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    New Frontier Energy, Inc.


Date: October 17, 2006              By:  /s/ Paul G. Laird
                                         ----------------------------------
                                         Paul G. Laird, President and
                                         Chief Executive Officer


                                    By:  /s/ Les Bates
                                         ----------------------------------
                                         Les Bates, Chief Financial Officer