Form 10QSB
period 2006-11-30
NEW FRONTIER ENERGY INC
filed 2007-01-12
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter ended November 30, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    --------------

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

As of January 12, 2006, 5,896,988 shares of common stock were outstanding.
Transitional Small Business Disclosure Format:  Yes [_]    No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Balance Sheet (unaudited) at November 30, 2006      1

             Consolidated Statements of Operations (unaudited) for the
             three months ended November 30, 2006 and 2005                    2

             Consolidated Statements of Operations (unaudited) for the
             nine months ended November 30, 2006 and 2005                     3

             Consolidated Statements of Cash Flows (unaudited) for the
             nine months ended November 30, 2006 and 2005                     4

             Notes to Consolidated Financial Statements (unaudited)           5

Item 2       Management's Discussion and Analysis or Plan of Operations      15

Item 3       Controls and Procedures                                         26

Part II OTHER INFORMATION

Item 1       Legal Proceedings                                               27

Item 2       Unregistered Sales of Equity Securities                         27

Item 3       Defaults Upon Senior Securities                                 27

Item 4       Submission of Matters of a Vote of Security Holders             27

Item 5       Other Information                                               27

Item 6       Exhibits and Reports on Form 8-K                                27

SIGNATURES                                                                   28

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2006
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
     Cash                                                              $    311,559
     Accounts receivable, trade                                              96,162
     Prepaid expenses                                                        37,334
                                                                       ------------
           Total current assets                                             445,055
                                                                       ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $546,794                                               7,391,665
                                                                       ------------

OTHER ASSETS
     Deposits on production purchase                                        600,000
     Deferred offering costs                                                  2,500
                                                                       ------------
                                                                            602,500
                                                                       ------------

                                                                       $  8,439,220
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                  $    882,659
     Notes payable, shareholder                                             600,000
     Dividends payable                                                      588,940
     Accrued expenses                                                       107,536
     Accounts payable, affiliates                                            35,053
     Convertible debenture                                                2,046,082
                                                                       ------------
           Total current liabilities                                      4,260,270
                                                                       ------------

LONG TERM LIABILITIES

     Convertible debenture, affiliates                                      587,068
     Accrued interest, affiliates                                             8,508
     Asset retirement obligation                                             62,700

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                419,022

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 25,000,000 shares authorized:
        Series A Convertible, 100,000 shares authorized
        none issued and outstanding                                              --
        Series B Convertible, 36,036 shares authorized
        29,410 issued and outstanding                                            29
        Series C Convertible, 230,000 shares authorized
        none issued and outstanding                                              --
     Common stock, $.001 par value, 50,000,000 shares authorized,
          5,896,988 shares issued and outstanding                             5,896
     Additional paid in capital                                          12,250,273
     Accumulated (deficit)                                               (9,154,546)
                                                                       ------------
                                                                          3,101,652
                                                                       ------------

                                                                       $  8,439,220
                                                                       ============


   See accompanying notes to the unaudited consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                  November 30,   November 30,
                                                      2006           2005
                                                  -----------    -----------
Operating revenues
       Oil and gas sales                          $    76,533    $    43,706
       Gathering fees                                  64,456          8,964
                                                  -----------    -----------
                                                      140,989         52,670

Operating expenses
       Exploration costs, including dry holes          41,608         20,064
       Lease operating expenses                       126,374        207,969
       Cost of gas gathering                              565          1,621
       General and administrative                     268,096        221,950
       General and administrative, issuance of
       common stock warrants                          515,550             --
       Depreciation, depletion and amortization        83,938         41,509
                                                  -----------    -----------
            Total operating expenses                1,036,131        493,113
                                                  -----------    -----------

(Loss) from operations                               (895,142)      (440,443)
                                                  -----------    -----------

Other income (expense)
       Interest income                                  3,651          3,436
       Interest expense                               (26,469)       (21,839)
       Debt issuance costs, non-cash                 (226,761)      (253,501)
                                                  -----------    -----------
            Other income (expense), net              (249,579)      (271,904)
                                                  -----------    -----------

(Loss) before income taxes                         (1,144,721)      (712,347)

Income taxes
       Current                                             --             --
       Deferred                                            --             --
                                                  -----------    -----------
                                                           --             --
                                                  -----------    -----------

Minority interest in net (income) loss of
       consolidated subsidiary                        (13,460)        16,264
                                                  -----------    -----------

Net (loss)                                         (1,158,181)      (696,083)

Preferred stock dividends and distributions
       to minority interests                         (108,659)      (105,292)
                                                  -----------    -----------

Net (loss) attributable to common shareholders    $(1,266,840)   $  (801,375)
                                                  ===========    ===========

Net (loss) per common share
       Basic and diluted                          $     (0.22)    $   (0.20)
                                                  ===========    ===========

Weighted average shares outstanding
       Basic and diluted                            5,861,823      3,920,459
                                                  ===========    ===========






   See accompanying notes to the unaudited consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                  November 30,   November 30,
                                                     2006           2005
                                                  -----------    -----------
Operating revenues
       Oil and gas sales                          $   169,435    $    85,278
       Gathering fees                                 100,930         10,367
                                                  -----------    -----------
                                                      270,365         95,645

Operating expenses
       Exploration costs, including dry holes          85,005         85,463
       Lease operating expenses                       473,982        474,071
       Cost of gas gathering                            2,060          2,140
       General and administrative                     949,321        657,831
       General and administrative--restricted
        stock award                                        --        234,000
       General and administrative--issuance of
        common stock warrants                         515,550         54,642
       Depreciation, depletion and amortization       255,799         68,659
                                                  -----------    -----------
            Total operating expenses                2,281,717      1,576,806
                                                  -----------    -----------

(Loss) from operations                             (2,011,352)    (1,481,161)
                                                  -----------    -----------

Other income (expense)
       Interest income                                 16,619          6,112
       Interest expense                               (64,164)       (52,150)
       Debt issuance costs, non-cash                 (681,630)      (305,659)
                                                  -----------    -----------
            Other income (expense), net              (729,175)      (351,697)
                                                  -----------    -----------

(Loss) before income taxes                         (2,740,527)    (1,832,858)
                                                  -----------    -----------

Income taxes
       Current                                             --             --
       Deferred                                            --             --
                                                  -----------    -----------
                                                           --             --
                                                  -----------    -----------

Minority interest in net (income) loss of
       consolidated subsidiary                         (2,389)        20,026
                                                  -----------    -----------

Net (loss)                                         (2,742,916)    (1,812,832)
Preferred stock dividends and distributions
       to minority interests                         (297,607)      (320,448)
                                                  -----------    -----------

Net (loss) attributable to common shareholders    $(3,040,523)   $(2,133,280)
                                                  ===========    ===========

Net (loss) per common share
       Basic and diluted                          $     (0.56)   $     (0.60)
                                                  ===========    ===========

Weighted average shares outstanding
       Basic and diluted                            5,390,508      3,568,962
                                                  ===========    ===========






   See accompanying notes to the unaudited consolidated financial statements.
                                        3


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months
                                                                             November 30,   November 30,
                                                                                 2006          2005
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                              $(2,742,916)   $(1,812,832)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
          Depreciation, depletion and amortization                               255,799         68,659
          Debt issuance costs, noncash                                           681,630        305,659
          Minority interest in net loss of consolidated subsidiary                 2,389        (20,026)
          Issuance of restricted stock award                                          --        234,000
          Issuance of common stock for services                                   15,700         10,647
          Interest on convertible debenture                                           --         24,764
          Issuance of common stock warrant to consultant                              --         54,642
          Amortization of stock option expenses                                  515,550             --
          (Increase) decrease in assets:
             Accounts receivable, trade                                          (42,107)       (40,870)
             Prepaid expense                                                      (9,023)       (18,791)
          Increase (decrease) in liabilities:
             Accounts payable                                                    (23,671)       (70,816)
             Accrued expenses                                                     31,545        (15,056)
                                                                             -----------    -----------

       Net cash (used in) operating activities                                (1,315,105)    (1,280,020)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit on production acquisition                                          (600,000)            --
     Increase in other assets                                                     (2,500)            --
     Purchase of property and equipment                                         (825,921)    (3,270,673)
                                                                             -----------    -----------

       Net cash (used in) investing activities                                (1,428,421)    (3,270,673)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of notes payable                                                         --       (500,027)
     Proceeds from notes payable, shareholder                                    600,000             --
     Proceeds from common stock warrant conversions                            1,656,931         59,983
     Proceeds from convertible debt issue                                             --      2,760,000
     Cost of issuance of equity for cash                                              --        (12,375)
     Preferred stock dividends paid                                              (20,495)       (94,138)
     Minority interest in subsidiary                                              93,871        969,986
     Distributions to minority interest holders in consolidated subsidiary       (21,240)            --
                                                                             -----------    -----------

       Net cash provided by financing activities                               2,309,067      3,183,429
                                                                             -----------    -----------

(DECREASE) IN CASH                                                              (434,459)    (1,367,264)

BEGINNING BALANCE                                                                746,018      2,299,740
                                                                             -----------    -----------

ENDING BALANCE                                                               $   311,559    $   932,476
                                                                             ===========    ===========

Cash paid for interest                                                       $        --    $    27,259
                                                                             ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.
                                        4

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 2006


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business

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

     Principles of Consolidation
     ---------------------------

     The November 30, 2006, financial statements include the accounts of the Company and SDG as of and for the nine months ended November 30, 2006 and 2005. SDG has a calendar quarter end and the financial statements for the three and nine months ended September 30, 2006 and 2005 are consolidated with the Company. All significant intercompany accounts and transactions in 2006 and 2005 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company previously consolidated SDG under the provisions of FIN46-R (see Note 2).

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

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three and nine months ended November 30, 2005, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP

     Effective May 10, 2006, New Frontier Energy, Inc. (the "Company") entered into a Purchase and Sale Agreement (the "Agreement") with Natural Resource Group Gathering, LLC, an affiliate of the President of the Company, whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194 (the "Debenture"); see Note 3. Following the acquisition of these Class A limited partnership interests the Company owns 82.76% of the limited partnership interests in SDG. The Company will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter.


3.   CONVERTIBLE DEBT, AFFILIATES

     In connection with the investment in SDG's Class A limited partnership interests, on May 10, 2006, the Company issued a convertible subordinated debenture (the "SDG Debenture") in the amount of $608,194. The SDG Debenture bears 2.5% interest and is due January 1, 2008, convertible into 304,097 shares of the $0.001 par value common stock (the "Common Stock") of the Company at the rate of $2.00 per share. The market value of the shares in the date the Company entered into the Agreement was $2.11 per share. The SDG Debenture is subordinated to payment of principal and interest to the Company's outstanding Convertible Debentures due July 22, 2007.

     The interest on the SDG Debenture accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the SDG Debenture (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of one Interest Share per $2.00 in interest due.

     The SDG Debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $2.00 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during nine months ended November 30, 2006 was $12,325, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

     At November 30, 2006 the balance of the convertible debt is as follows:

           Convertible debt                            $ 608,194
           Less debt discount                            (21,126)
                                                       ---------
                                                       $ 587,068
                                                       =========

4.   CONVERTIBLE DEBT

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures (the "Debentures") convertible into 25,000 shares of Common Stock, $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Warrants").

     The Warrants were valued using the Black-Scholes option-pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during nine months ended November 30, 2006 was $669,305, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

           Convertible debt                            $ 2,614,800
           Less debt discount                             (568,718)
                                                       -----------
                                                       $ 2,046,082
                                                       ===========

5.   NOTES PAYABLE

     Effective October 30, 2006, Company issued a convertible promissory note in the principal amount of $600,000 (the "Note") to a shareholder (the "Holder"). The Note bears interest at a rate of 12.5% per annum, which interest is payable on June 30 and December 31 of each year in the form of cash or $0.001 par value common stock ("Common Stock") of the Company at the option of the Holder. If the Holder chooses to be paid interest in the form of Common Stock, the Common Stock shall be valued at the average of the closing bid and ask prices of the Common Stock for the thirty (30) trading days immediately preceding the respective interest payment date. The Note is due on the earlier of (i) the date upon which the Company shall have closed on a privately placed debt or equity financing with gross proceeds of at least ten million dollars ($10,000,000), or (ii) December 31, 2007.

     The Note is subordinated in right of payment to the Company's 2.5% Convertible Debentures due July 22, 2007 and the 2.5% Convertible Debenture due January 1, 2008.

     The Holder has the right, exercisable in whole or in part, to convert the outstanding principal and accrued interest hereunder into a number of fully paid and nonassessable whole units of the Company's $0.001 par value Series C Preferred Convertible Stock ("Series C Preferred").

6.   STOCKHOLDERS' EQUITY

     Series A Convertible Preferred Stock
     ------------------------------------

     On March 1, 2004, the Board of Directors authorized the designation of 100,000 shares of preferred stock, $0.001 par value per share, as Series A Convertible Preferred Stock. The Series A Preferred Stock was converted into 384,615 shares of Common Stock on March 1, 2006. Accrued dividends through March 1, 2006, in the amount of $7,274, were converted to 11,191 shares of Common Stock in May 2006. There were no cash payments of dividends on the Series A Preferred Stock during the nine months ended November 30, 2006.

     During the nine months ended November 30, 2005 the Company paid cash dividends on the Series A Preferred Stock in the amount of $34,890. Accrued dividends were $3,699 as of November 30, 2005.

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

     During the nine months ended November 30, 2006, holders of 1,247.25 shares of Series B Preferred Stock converted the shares into 191,890 shares of common stock in accordance with the terms of the Series B Preferred Stock. As of November 30, 2006, there were 29,410 shares of the Series B Preferred Stock issued and outstanding.

     The Company paid $20,495 in dividends and accrued $272,546 on the Series B Preferred Stock resulting in accrued dividends in the amount of $588,940 as of November 30, 2006.

     Series C Convertible Preferred Stock
     ------------------------------------

     Effective November 22, 2006, the board of directors of New Frontier Energy, Inc. approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the "Series C Preferred Stock")

     The stated value and issue price of the Series C Preferred stock is $100 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly on January 31, April 30, July 31 and October 31, beginning with January 31, 2007. The form of dividend payments may be, at the Company's option, in cash or shares of the Company's $0.001 par value common stock (the "Common Stock"), or a combination thereof. The Series C Preferred is convertible into shares of Common Stock at the rate of $1.05 per share.

     The Series C Preferred Stock has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.05 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

     Except as otherwise provided in the Series C Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series C Preferred Stock, and as otherwise required by law, the Series C Preferred Stock shall have no voting rights.

     Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Preferred Stock an amount equal to the stated value ($100) of the Series C Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. If the assets of the Company are insufficient to pay such amounts in full, then the entire assets to be distributed to the holders of the Series C Preferred Stock shall be distributed among the holders of the Series C Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

     The Company has the right to redeem the Series C Preferred commencing six months from a final closing date in the event the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $3.00 (subject to adjustment) by delivering notice to holders of the Series C Preferred Stock. The maximum aggregate number of Series C Preferred Stock which may be redeemed pursuant to any such redemption notice in any given week shall be that number of shares of Series C Preferred Stock for which the underlying Common Stock (together with any accrued dividends payable in Common Stock thereon) are less than or equal to 25% of the average daily trading volume of the Common Stock for the 20 Trading Days preceding each such redemption notice date.

     Stock Option Plan
     -----------------

     On May 13, 2005, the Company issued 10 year stock options aggregating 150,000 shares under the incentive stock option plan to its executive officers at an exercise price of $1.15. The Company's stock closed at $1.15 on May 13, 2005. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 93%, risk free interest rate of 4.2% and no dividend yield. The fair value for the options granted was approximately $1.02 per share, and were vested upon issuance.

     The Company has accounted for these stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                         Nine Months Ended
                                                             November 30,
                                                         2006           2005
                                                     -----------    -----------
     Net (loss) as reported                          $(2,742,916)   $(1,812,832)
     Preferred stock dividends                          (297,607)      (320,448)
                                                     -----------    -----------
     Net (loss) attributable to common shareholders   (3,040,523)    (2,133,280)
     Deduct:
       Total stock-based compensation
       determined under fair value based methods
       net of related tax effects
                                                              --       (152,591)
                                                     -----------    -----------
     Pro forma net (loss)                            $(3,040,523)   $(2,285,871)
                                                     ===========    ===========

     Earnings per share:

       Basic and diluted as reported                 $     (0.56)   $     (0.60)
                                                     ===========    ===========
       Basic and diluted pro forma                   $     (0.56)   $     (0.64)
                                                     ===========    ===========

     On November 10, 2006, the Company granted certain officers, directors, employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company's Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31, and August 31, through November 30, 2008 and expire on November 30, 2016. The Company's stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 5 years, expected volatility of 81%, risk free interest rate of 4.73% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options was estimated at $3,304,700 and $515,550 was recognized in the statement of operations for the quarter ended November 30, 2006.

     In November 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan requires submission to the shareholders for ratification; and accordingly, no options have been granted under the plan.

     A summary of the activity in the stock option plan is summarized in the following table:


                                                       November 30, 2006
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                       Shares       Price
                                                   --------------------------
     Beginning of period                             588,000       $   1.05
       Granted                                            --       $     --
       Exercised                                     (10,000)      $   0.75
       Expired                                            --       $  --
                                                   ---------
     End of period                                   578,000       $   1.05
                                                   =========


     As a result of the grant of stock options to certain officers, directors, employees and agents on November 10, 2006, the anti-dilution provisions of certain options and warrants were triggered resulting in the following increase in options and warrants:

                                               Number          New
                                             of Shares      Exercise
                                            Exercisable       Price
        ------------------------------------------------------------
        Warrants exercisable at $1.38         169,814       $   1.33
        Warrants exercisable at $2.00         244,359       $   1.70
        Warrants exercisable at $1.50           2,687       $   1.40
                                          -----------
                                              416,860
                                          ===========

     The following table summarizes information about stock options and warrants outside of the plan at November 30, 2006:

                                                      November 30, 2006
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                       Shares       Price
                                                   --------------------------
     Beginning of period                           7,340,838       $   1.45
       Granted                                     4,366,860       $   1.28
       Exercised                                  (1,197,414)      $   1.38
       Expired                                            --       $     --
                                                  ----------
     End of period                                10,510,284       $   1.38
                                                  ==========



                Options and Warrants Outstanding

                                                  Weighted
                                              Average
                  Range                      Remaining     Weighted
                   of             Number     Contractual   Average
                Exercise of       Shares      Life in      Exercise
                 Price         Outstanding     Years        Price
             --------------------------------------------------------
             $1.00 to $1.50     8,713,425      5.13       $   1.29
             $1.51 to $2.75     1,796,859      1.85       $   1.79
                             ------------
                               10,510,284
                             ============



                     Options and Warrants Exercisable

                                          Weighted
                                           Average
               Range                      Remaining    Weighted
                 of           Number     Contractual    Average
              Exercise       of Shares     Life in     Exercise
               Price        Outstanding     Years        Price
          --------------------------------------------------------
          $1.00 to $1.50     5,750,925      2.65       $  1.31
          $1.51 to $2.75     1,796,859      1.85       $  1.79
                            ----------
                             7,547,784
                            ==========



7.   RELATED PARTIES

     The Company paid $26,700 and $12,000 during the nine months ended August 31, 2006 and 2005, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $29,000 and $27,000 for geological consulting during the nine months ended November 30, 2006 and 2005 respectively and accrued $8,000 in consulting fees at November 30, 2006.

     SDG accrued management fees, to an entity partially controlled by the president in the amount of $13,991 during the nine months ended November 30, 2006. SDG has an account payable to that entity in the amount of $27,053.

8.   BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine months ended November 30, 2006 and 2005, are presented for the principal business segments as follows:

                                                   Oil & Gas    Gas Gathering   Consolidated
                                                  --------------------------------------------
     November 30, 2006
       Revenues                                   $   169,435    $   100,930    $     270,365
       Loss before taxes                          $(2,706,632)   $   (33,895)   $  (2,740,527)
       Total assets                               $ 5,860,197    $ 2,579,024    $   8,439,220
       Property additions                         $   825,921    $        --    $     825,921
       Interest expense                           $   (64,164)   $        --    $     (64,164)
       Debt issuance costs, non-cash              $  (681,630)   $        --    $    (681,630)
       Depreciation, depletion and amortization   $   153,930    $   101,869    $     255,799

     November 30, 2005
       Revenues                                   $    85,278    $    10,367    $      95,645
       Loss before taxes                          $(1,800,918)   $   (31,940)   $  (1,832,858)
       Total assets                               $ 4,828,275    $ 2,629,112    $   7,457,386
       Property additions                         $   697,691    $ 2,572,982    $   3,270,673
       Interest expense                           $   (52,150)   $        --    $     (52,150)
       Debt issuance costs, non-cash              $  (305,659)   $        --    $    (305,659)
       Depreciation, depletion and amortization   $    27,459    $    41,200    $      68,659

9.   SUBSEQUENT EVENTS

     Sale of Series C Convertible Preferred Stock
     --------------------------------------------

     On December 1, 2006, the Company held a closing on the sale of an aggregate of 200 investment units (the "Units") to an accredited investor. Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price"); (ii) a three-year warrant to purchase 47,319 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants"). The Company received $10,000,000 in proceeds.

     In connection with the purchase of the Units, the Company agreed to grant the accredited investor the right to appoint a certain number of members of the board of directors.

     On December 29, 2006, the Company held a closing on the sale of an aggregate of 43.3 Units to 31 accredited investors realizing gross proceeds of $2,165,000 and paid $169,225 in placement agent fees and expenses.

     On January 2, 2007, the holder of the 12.5% convertible promissory note elected to convert the principal of $600,000 plus accrued interest in the amount of $12,500 into 12.25 Series C investment units.

     Acquisition of Additional Interest in the Slater Dome Field
     -----------------------------------------------------------

     Effective December 14, 2006, the Company closed on a Purchase and Sale Agreement (the "Cedar Ridge Agreement") with Cedar Ridge, LLC ("Cedar Ridge"), whereby the Company acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Prospect located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming. The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now has a 66.66667% working interest in the field. In the transaction, the Company acquired estimated proved reserves of 8,214,000 MCF of natural gas. The cash purchase price for Cedar Ridge's interest was $8,000,000.

     Optionee Exercised the Right to Acquire the Nucla Prospect
     ----------------------------------------------------------

     In December 2006, the option holder exercised his right to acquire the prospect. Each working interest holder in the Nucla Prospect will be reimbursed for individual lease costs and other reasonable and necessary expenses connected with the sale. Any remaining proceeds shall be divided in accordance with the parties' interest in the property. As of the date of this quarterly report, the amount to be realized by the Company in connection with the sale of the Nucla Prospect is in the process of finalization and is not known.

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

     The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB for the year ended February 28, 2006 and the following:

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

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its Form 10-KSB for the year ended February 28, 2006, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2006.

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in four oil and gas prospects, two of which are undeveloped. The Slater Dome Field, in which we own a 66.66667% working interest, consists of 33,949 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 4,030 net acres, of which we own 100% of the working interest. The North Sand Wash Basin Prospect, consisting of 15,000 gross acres, of which we own a 15% working interest.

     Our plan of operation is to continue to develop the Slater Dome Field by drilling an additional 20 to 25 wells adjacent or near our existing wells in the southeast section of the prospect and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2007 on that prospect. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

     The following discussion and analysis covers the consolidated financial condition of New Frontier Energy, Inc. ("we" or the "Company") at November 30, 2006, changes in our financial condition since February 28, 2006, the end of the previous fiscal year, and a comparison of the results of operation for the three and nine months ended November 30, 2006 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2006.


Results of Operation: Three months ended November 30, 2006 compared to the three months ended November 30, 2005

     For the three months ended November 30, 2006 we reported a net loss attributable to common shareholders of $1,266,840 or $022 per share, on revenue of $140,989. This compares to a net loss attributable to common shareholders of $801,375, or $0.20 per share, on revenue of $52,670, for the comparable period of the previous fiscal year. We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses.

     Revenues for the three months ended November 30, 2006 were $140,989 compared with $52,670 for the three months ended November 30, 2005, an increase of $88,319 or 167.68%. Oil and gas revenues were $76,533 during the three months ended November 30, 2006 compared with $43,706 during the three months ended November 30, 2005, an increase of $32,827 or 75.11%. The principal reason for the change is increased production of approximately 7,100 MCF compared to the same quarter in 2005 offset by a decrease in gas prices. SDG revenues from the gathering pipeline were $64,456 for the three months ended September 30, 2006 compared with $8,964 during the quarter ended September 30, 2005, an increase of $55,492 or 619.05%. The increase relates principally to the contractual arrangement with the Slater Dome Field producers whereby the producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees commencing June 1, 2006. The shortfall increase amounted to $52,307 and the balance is accounted for by the increased volume of gas transported during the three months ended September 30, 2006 as compared with the same period in the previous quarter of 2005.

     Exploration costs for the three months ended November 30, 2006 were $41,608 compared with $20,064 during the three months ended November 30, 2005, an increase of $21,544 or 107.38%. The reason for the increase is a increase in seismic and geologic consulting in the amount of $12,353, increased delay rentals at the Slater Dome Field in the amount of $7,270 and an increase of $1,921 in other exploration expenditures during the three months ended November 30, 2006 compared with the same period in the previous quarter of 2005 summarized as follows.

                                                                     Increase
                                                 2006       2005    (Decrease)
                                             ---------------------------------
Seismic & Geologic Consulting                $  21,353   $  9,000    $  12,353
Delay Rentals                                    7,432        162        7,270
Maps and other                                  12,823     10,902        1,921
                                             ---------------------------------
                                             $  41,608   $ 20,064    $ 21,544
                                             =================================


Lease operating expenses during the three months ended November 30, 2006 were $126,374 compared with $207,969 during the three months ended November 30, 2005, a decrease of $81,595 or 39.23%. The principal reason for the decrease is that during the three months ended November 30, 2005, we were still in the process of bringing the wells at the Slater Dome Field into production (production commenced June 5, 2005) and there were more costs associated with that effort as compared to the three months ended November 30, 2006 when the wells were stabilizing. Reworking expenses decreased $43,848 and other lease operating expenses associated with the initial production wells in 2005 decreased $75,329 and the costs associated with new wells brought into the production phases in the quarter ended November 30, 2006 increased $37,582 summarized as follows.

                                                                      Increase
                                                 2006       2005     (Decrease)
                                              ----------------------------------
Reworking expense                             $     --   $ (43,848)   $  43,848
Operating expenses initial wells                88,792     164,121    $ (75,329)
Wells dewatering in 2006 not present in 2005    37,582          --    $  37,582
                                              ----------------------------------
                                              $126,374   $ 207,969    $ (81,595)
                                              ==================================


     The costs of gas gathering amounted to $565 during the three months ended September 30, 2006 as compared to $1,621 during the three months ended November 30, 2005, a decrease of $1,056 or 65.14%. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended November 30, 2006 were $268,096 compared with $221,950 in the three months ended November 30, 2005, an increase of $46,046 or 20.79%. The following table summarizes the major components of the fluctuations.

                                                                      Increase
                                               2006        2005      (Decrease)
                                            -----------------------------------
Salaries and employee compensation          $ 129,747    $ 82,237   $   47,510
Insurance                                      27,735      24,645        3,090
Financial public relations                     48,175      43,214        4,961
Professional fees                              15,547      30,401      (14,855)
Rent                                           10,700       5,760        4,940
Management fees SDG                             2,503       6,394      (3,891)
Other                                          33,690      29,299        4,391
                                            -----------------------------------
                                            $ 268,096   $ 221,950   $   46,146
                                            ===================================

     Salaries and employee compensation increased $47,510 during the quarter ended November 30, 2006 compared with the quarter ended November 30, 2005 because management and staff compensation increased in August 2006. The increase in costs associated with presenting the Company to the financial community in the amount of $4,961 is considered normal in the ordinary course of business. Professional fees decreased by $14,885 in the three months ended November 30, 2006 as compared to the comparable three months ended November 30, 2005 and was as a result of decreased legal and accounting fees associated with the private placement in 2005. Rent increased $4,940 in the quarter ended November 30, 2006 compared with the quarter ended November 30, 2005 because the Company relocated its principal executive office and increased the size of its principal executive office in January 2006 and accordingly, costs were greater for the quarter ended November 30, 2006. Management fees incurred by SDG increased by $3,891 because the general partner was compensated based on gross revenues for the three months ended November 30, 2006 as compared to being compensated based on invested capital in the corresponding quarter ended in 2005. Miscellaneous other non-specified costs increased $4,391 and such change is considered normal in the ordinary course of business.

     Issuance of common stock warrants was $515,550 during the three months ended November 30, 2006, as compared with $0 during the three months ended November 30, 2005. The warrant compensation is the result of the vesting associated with the issuance of 3,950,000 common stock options to officers, directors, employees and others during the three months ended November 30, 2006; no such costs were incurred during the three months ended November 30, 2005.

     Depreciation, depletion and amortization for the three months ended November 30, 2006 was $83,938 compared with $41,509 during the three months ended November 30, 2005, an increase of $42,429 or 102.22%. The components of the increase are summarized in the following table:

                                                                       Increase
                                               2006        2005      (Decrease)
                                            ------------------------------------
Producing properties                        $  45,200    $ 9,865      $  35,335
SDG, depreciation                              28,623     30,900         (2,277)
Other depreciation                             10,115        744          9,371
                                            ------------------------------------
                                            $  83,938    $41,509      $  42,429
                                            ====================================

     The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field for the three months ended November 30, 2006 compared with the corresponding prior quarter in 2005. The decrease attributable to SDG is a result of an adjustment to the base calculation in 2006 compared with 2005. Other depreciation increased $9,371 for the three months ended November 30, 2006 as compared with the three months ended November 30, 2005 because the Company added additional property and equipment and accordingly, depreciation increased.

     Interest income for the three months ended November 30, 2006 was $3,651 compared with $3,436 in the three months ended November 30, 2005, an increase of $215 or 6.26%. Such increase is a result of a larger cash balance held in our bank account.

     Interest expense for the three months ended November 30, 2006 was $26,469 compared with $21,839 in the three months ended November 30, 2005, an increase of $4,630 or 21.20%, the components of which are summarized as follows.

                                                                    Increase
                                            2006        2005      (Decrease)
                                         -------------------------------------
Loan from shareholder                    $     --    $   4,069    $    (4,069)
2.5% convertible debt                      16,298       17,770         (1,472)
12.5% loan                                  6,370           --          6,370
2.5% convertible debt affiliate             3,801           --          3,801
                                         -------------------------------------
                                         $ 26,469    $  21,839    $     4,630
                                         =====================================


     Debt issuance costs for the three months ended November 30, 2006 was $226,761 as compared with $253,501 for the three months ended November 30, 2005, a decrease of $26,740 or 10.55%. This change primarily arises from adjustments to costs in the basis for calculating the amortization of the costs of issuance of the Debentures, which occurred subsequent to the three months ended November 30, 2005.

     The minority interest in the income of the subsidiary for the three months ended November 30, 2006 was $13,460 as compared with a loss of $16,264 for the three months ended November 30, 2005 resulting in a net change of $29,424. This fluctuation relates to the change in activity in SDG for the respective periods.

     During the three months ended November 30, 2006, the Company charged dividends on the Series B Preferred Stock in the amount of $89,061 together with distributions to the SDG minority interests in the amount of $19,598 to the loss attributable to common shares compared with $105,292 during the three months ended November 30, 2005, a decrease of $3,367 or 3.20%. The decrease in dividends for the Series A Preferred Stock in the amount of $11,219 is because the Series A Preferred Stock was converted to common stock on March 1, 2006. The decrease in dividends on the Series B Preferred Stock is decreased because the number of shares of Series B Preferred Stock outstanding was less in the three months ended November 30, 2006 as compared to the three months ended November 30, 2005. The increase in distributions to the SDG minority interests in the amount of $19,598 is because SDG did not make distributions to minority interest owners in the three months ended November 30, 2005.

                                                                      Increase
                                               2006        2005      (Decrease)
                                            ------------------------------------
Dividends Series A Preferred Stock          $      --    $  11,219   $  (11,219)
Dividends Series B Preferred Stock             89,061       94,073       (5,012)
Distributions SDG                              19,598           --       19,598
                                            ------------------------------------
                                            $ 108,659    $ 105,292   $    3,367
                                            ====================================

     As a result of the above, we generated a net loss attributable to common shareholders of $1,266,840 during the three months ended November 30, 2006 as compared to a net loss of $801,375 during the three months ended November 30, 2005.

Results of Operation: Nine months ended November 30, 2006 compared to the nine months ended November 30, 2005

     For the nine months ended November 30, 2006, we reported a net loss attributable to common shareholders of $3,040,523 or $0.56 per share, on revenue of $270,365. This compares to a net loss attributable to common shareholders of $2,133,280, or $0.60 per share, on revenue of $95,645, for the comparable nine months ended November 30, 2005. We expect to incur losses from operations until we can establish sufficient production from our oil and gas properties to generate revenue sufficient to cover our operating, general and administrative expenses.

     Revenues for the nine months ended November 30, 2006 were $270,365 compared with $95,645 during the nine months ended November 30, 2005, an increase of $174,720 or 182.68%. Oil and gas revenues were $169,435 during this period compared with $85,278, an increase of $84,157 or 98.69%. The principal reason for the increase is revenue from the Slater Dome Field because the wells at the Slater Dome Field were connected to the gas gathering pipeline and started producing revenues in June 2005 (only six months out of the nine months ended August 31, 2005); whereas, in the nine months ended November 30, 2006, the wells were producing for the full period. SDG revenues from the gathering pipeline were $100,930 for the nine months ended September 30, 2006 compared with $10,367 for the nine months ended September 30, 2005, an increase of $90,563 or 873.57% The reasons for the increase is because the gathering line was not placed in service until June of 2005 and accordingly, there were only three months of revenue in 2005 versus nine full months of operations for the nine months ended September 30, 2006. The increase in gathering fees for the nine months ended September 30, 2005 amounted to $20,820. The Slater Dome Field producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through a producers' payment of shortfall gathering fees commencing June 1, 2006, which amounted to an additional $69,743 in the nine months ended September 30, 2006.

     Exploration costs for the nine months ended November 30, 2006 were $85,005 compared with $85,463 during the nine months ended November 30, 2005, a decrease of $458 or 0.54% and such change is considered normal in the ordinary course of business.

     Lease operating expenses for the nine months ended November 30, 2006 were $473,982 compared with $474,071 during the nine months ended November 30, 2005, a decrease of $89 or 0.02% and such change is considered normal in the ordinary course of business.

     The costs of gas gathering amounted to $2,060 for the nine months ended September 30, 2006 as compared to $2,140 for the nine months ended September 30, 2005, a decrease of $80 or 3.74%. The costs were not present during six of the nine months ended November 30, 2005 because the gathering line was not placed in service until June of 2005. Accordingly, such fluctuation is considered normal in the ordinary course of business.

     General and administrative expenses for the nine months ended November 30, 2006 were $949,321 compared with $657,831 during the nine months ended November 30, 2005, an increase of $291,490 or 44.31%. The following table summarizes the major components of the fluctuations:

                                                                  Increase
                                            2006       2005      (Decrease)
                                          ---------------------------------
     Salaries and employee compensation   $ 377,967  $ 302,976  $    74,991
     Insurance                               94,366     59,984       34,382
     Financial public relations             194,725     81,605      113,120
     Professional fees                       26,957     38,652      (11,695)
     Rent and utilities                      30,727     17,280       13,447
     Management fees SDG                     13,991      8,094        5,897
     Engineering reports                     39,361         --       39,361
     Prospect fairs and trade shows           8,081        915        7,167
     Office expense                          16,548      9,156        7,393
     Miscellaneous other expenses           146,597    139,169        7,428
                                           --------------------------------
                                           $949,321  $ 657,831  $   291,490
                                           ================================

     Salaries and employee compensation increased $74,991 in the nine months ended November 30, 2006 compared with the nine months ended November 30, 2005 because bonuses increased by $10,000 and management and staff compensation increased in August 2006. Insurance costs increased by $34,382 for the nine months ended November 30, 2006 as compared with the previous period ending in 2005 because the Company incurred nine months of health insurance premiums as compared with six months for the comparable period ending in 2005. Financial public relations costs increased in the amount of $113,120 as a result of the Company's retaining a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community during the full nine months ended November 30, 2006 versus the previous nine months ended November 30, 2005, when the Company employed a financial public relations for four months. Professional fees decreased by $11,695 in the nine months ended November 30, 2006 as compared to the comparable period ending in 2005 and was as a result of decreased legal and accounting fees associated with the private placement in 2005. Rent and utilities increased $13,447 in the nine months ended November 30, 2006 compared with the nine months ended August 31, 2005 because the Company relocated its principal executive office and increased the size of its principal executive office in January 2006 and accordingly, costs were greater during the nine months ended November 30, 2006.

Management fees incurred by SDG increased by $5,897 for the nine months ended September 30, 2006 compared with the comparable period ended in 2005 because there was nine months of management fees in 2006 versus four months in 2005. Reserve engineering cost increased $39,361 because the Company employed an independent reservoir engineer to evaluate the Company's producing oil and gas properties at February 28, 2006, the Company's fiscal year end; such costs were not present in the nine months ended November 30, 2005 because the Company's properties did not start producing until June 5, 2005 and accordingly, engineered reserve reports could not be prepared. Prospect fairs and trade show attendance increased by $7,167 because the Company personnel attended more shows in the nine months ended November 30, 2006 versus the same period ended November 30, 2005. Office expense increased $7,393 in the nine months ended November 30, 2006 as compared with the nine months ended November 30, 2005 because of the increased activity in 2006 versus 2005. Miscellaneous other non-specified costs increased $7,428 and such change is considered normal in the ordinary course of business.
     There were no restricted stock awards during the nine months ended November 30, 2006 and there was restricted stock award compensation in the amount of $234,000 as a result of the issuance of 200,000 shares of common stock issued to our executive officers in the nine months ended November 30, 2005.

     There were 3,950,000 common stock options awarded in the nine months ended November 30, 2006 and the amortization of the costs associated with the vested shares amounted to $515,550. The Company issued a 3 year stock purchase warrant to a financial public relations consultant valued at $54,642 in the nine months ended November 30, 2005.

     Depreciation, depletion and amortization for the nine months ended November 30, 2006 was $255,799 compared with $68,659 during the nine months ended November 30, 2005, an increase of $187,140 or 272.56%. The components of the increase are summarized as follows.

                                                               Increase
                                        2006        2005      (Decrease)
                                     -----------------------------------
      Producing properties           $ 123,441   $ 25,295     $  98,146
      SDG, depreciation                101,869     41,200        60,669
      Other depreciation                30,489      2,164        28,325
                                     -----------------------------------
                                     $ 255,799   $ 68,659     $ 187,140
                                     ===================================

Producing property depreciation increased by $98,146 in the nine months ended November 30, 2006 compared with the corresponding period in 2005 because the properties were producing for a full nine months in 2006 versus six months in 2005. SDG's depreciation increased by $60,699 in the nine months ended September 30, 2006 as compared with the corresponding period in 2005 because there was a full nine months depreciation in 2006 versus four months in 2005 because the gathering line was not put in service until June 2005. Other depreciation on office equipment and leasehold improvements decreased $28,325 because the Company expanded its office facility in January 2006 and such depreciable costs were not present in the nine months ended November 30, 2005.

         Interest income for the nine months ended November 30, 2006 was $16,619 compared with $6,112 in the nine months ended November 30, 2005, an increase of $10,507 or 171.91%. Such increase is a result of a larger cash balance held in our bank account.

         Interest expense for the nine months ended November 30, 2006 was $64,164 compared with $52,150 in the nine months ended November 30, 2005, an increase of $12,014 or 23.04%. The components of the fluctuation is summarized as follows:

                                                                 Increase
                                             2006       2005      (Decrease)
                                           ---------------------------------
         Loan from shareholder             $    --    $ 33,748    $ (33,748)
         Bank debt                              --    $    632    $    (632)
         2.5% convertible debt              49,286      17,770       31,516
         12.5% loan                          6,370          --        6,370
         2.5% convertible debt affiliate     8,508          --        8,508
                                           ---------------------------------
                                           $64,164    $ 52,150    $  12,014
                                           =================================

     Debt issuance costs for the nine months ended November 30, 2006 were $681,630 as compared with $305,659 for the nine months ended August 31, 2005, an increase of $375,971 or 123.00%. This change primarily arises from charging the amortization of the costs of issuance of the Debentures for a full nine months in 2006 versus four months in 2005.

     The minority interest in the net income of the consolidated subsidiary for the nine months ended November 30, 2006 was $2,389 compared to a loss of $20,026, a net increase of $22,415. This fluctuation relates to the change in activity in SDG for the respective periods.

     The Company charged preferred stock dividends and distributions to SDG's minority interest owners to the loss attributable to common shares for the nine months ended November 30, 2006 in the amount of $297,607 compared with $320,488 for the nine months ended November 30, 2005, a decrease of $2,841 or 7.13%.

                                                                    Increase
                                              2006       2005      (Decrease)
                                           ----------------------------------
      Dividends Series A Preferred Stock   $  3,821    $ 33,904    $ (30,083)
      Dividends Series B Preferred Stock    272,546     286,544      (13,998)
      Distributions SDG                      21,240          --       21,240
                                           ----------------------------------
                                           $297,607    $320,448    $ (22,841)
                                           ==================================

The decrease in dividends for the Series A Preferred Stock in the amount of $30,083 is because the Series A Preferred Stock was converted to common stock in March 2006. The decrease in dividends on the Series B Preferred Stock is decreased because the outstanding Series B Preferred Stock was less in the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. The increase in distributions to the SDG minority interests in the amount of $21,240 is because SDG did not make distributions to minority interest owners in the nine months ended November 30, 2005.

     As a result of the above, we generated a net loss attributable to common shareholders of $3,040,523 or ($0.56) per share, during the nine months ended November 30, 2006 as compared to a net loss of $2,133,280 or ($0.60 per share) during the nine months ended November 30, 2005.

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

     Liquidity and Capital Resources
     -------------------------------

     We have not generated positive cash flows from operating activities and used $1,315,105 in operating activities. The following summarizes the Company's capital resources at November 30, 2006 compared with February 28, 2006:

                        November 30,   February 28,      Increase     Increase
                           2006            2006         (Decrease)   (Decrease)
-------------------------------------------------------------------------------
Cash                     311,559         746,018      $    (434,459)    -58.24%
Current assets           445,055         828,384      $    (383,329)    -46.27%
Total Assets           8,439,220       7,324,927      $   1,114,293      15.21%
Current liabilities    4,260,270         938,006      $   3,322,264     354.18%
Working capital       (3,815,215)       (109,622)     $  (3,705,593)   3380.34%

The principal components of the changes in cash are summarized as follows:

          Proceeds from warrants exercised           $  1,656,931
          Proceeds from notes payable, shareholder        600,000
          Proceeds from production revenues               228,258
          Purchase of property and equipment             (825,921)
          Deposits on production purchase                (600,000)
          Preferred stock dividends                       (20,495)
          Distributions to SDG minority interests         (21,240)
          Operating expenses                           (1,451,992)
                                                     ------------
                                                     $   (434,459)
                                                     ============

     The other components of the change in current assets are an increase in accounts receivable of $42,107, $19,490 of which arises from the producer's guarantee SDG's gathering line costs and the balance of $5,600 is attributable to increased receivable from gas production. Prepaid expenses increased by $9,023 as a result of normal transactions in the ordinary course of business.

     The changes in current liabilities arises from a decrease in accounts payable of $23,071 principally consisting of lease operating expenses, and professional fees, an increase in dividends payable of $248,598, an increase in notes payable of $600,000 together with an increase in accrued expenses of $121,478 plus a reclassification of long term convertible debt to current liabilities of $2,046,082. These increases are considered normal and in the ordinary course of business.

     The decrease in working capital of $3,705,593 or 3380.34% is principally due to the reclassification of the convertible debentures and related accrued interest from long term to current together with utilizing working capital to invest in long-lived assets and funding ongoing operations.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of debt, proceeds from the exercise of warrants and further issuances of securities. Subsequent to November 30, 2006, the Company received gross proceeds in the amount of $12,165,000 from the sale of 243.3 investment units, with each unit consisting of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price"); (ii) a three-year warrant to purchase 47,319 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants"). The Company paid $169,225 in placement fees and expenses in connection with the offering. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next year. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements.

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


Date: January 12, 2007            By:  /s/ Paul G. Laird
                                       ----------------------------------
                                       Paul G. Laird, President and Chief
                                       Executive Officer


                                  By:  /s/ Les Bates
                                       ----------------------------------
                                       Les Bates, Chief Financial Officer