Form 10KSB
period 2007-02-28
NEW FRONTIER ENERGY INC
filed 2007-05-24
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended February 28, 2007

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the transition period from ___ to _____.

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

               1789 W. Littleton Blvd., Littleton, Colorado 80120
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [}]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The Registrant's revenues for the fiscal year ended February 28, 2007 were $361,181.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 4, 2007 was approximately $4,901,295 based upon the last reported sale on that date.

The number of the Registrant's shares of $0.001 par value common stock outstanding as of May 4, 2007 was 6,142,618.

Transitional Small Business Disclosure Format:       [   ] Yes  [ X ] No

TABLE OF CONTENTS
                                                                     Page Number
                                     PART I
Items 1 and 2.  Description of Business and Properties                      1
Item 3.         Legal Proceedings                                          32
Item 4.         Submission of Matters to a Vote of Security Holders        32

                                    PART II
Item 5.         Market for Common Equity and Related Stockholder
                Matters and Small Business Issuer Purchase of
                Equity Securities.                                         33
Item 6.         Management's Discussion and Analysis or Plan of
                Operation                                                  34
Item 7.         Financial Statements                                      F-1
Item 8.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                        46
Item 8A.        Controls and Procedures                                    47
Item 8B.        Other Information                                          47

                                    PART III
Item 9.         Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance With Section 16(a)
                of the Exchange Act                                        47
Item 10.        Executive Compensation                                     50
Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 60
Item 12.        Certain Relationships and Related Transactions             64
Item 13.        Exhibits                                                   66
Item 14.        Principal Accountant Fees and Services                     66
SIGNATURES                                                                 68

Financial Statements                                                      F-1
Notes to Financial Statements                                             F-5


Additional Information

     Descriptions in this Annual Report on Form 10-KSB are qualified in their entirety by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "SEC" or the "Commission").

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and New Frontier Energy, Inc. (the "Company"), intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

     o    Our business strategy;

     o exploration and development drilling prospects, inventories, projects and programs;

     o    Oil and natural gas reserves;

     o    availability and costs of drilling rigs and field services;

     o    The price of oil and gas and the general state of the economy;

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

     o    Volatility of our stock price; and

     o    plans, objectives, expectations and intentions.

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





                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

                                     PART I

Items 1 and 2.   Description of Business and Properties

Overview

     New Frontier Energy, Inc. (the "Company" or "we" or "us") is a domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves in the continental United States. We were originally organized under the laws of the State of Colorado as Storage Finders.com, Inc. on January 7, 2000. Shortly following our organization, we executed an agreement to acquire patented technology relating to an internet-enabled, remote access technology for the self-storage industry. During this time of the "dot-com" boom, we envisioned the organization and operation of an internet-enabled self-storage business. Toward that end, we agreed to acquire the patent and related technology from the inventor.

     Shortly after we were organized, the dot-com melt down began. We were unable to obtain financing for this self-storage venture. Consequently, we agreed to return the technology to the inventor in exchange for cancellation of the remaining payments. We were essentially dormant during the remainder of 2000.

     In February 2002, we were acquired by Wyoming Oil & Minerals, Inc. ("WYOG"). In mid 2003, we determined to become an independent, but publicly traded, entity. Accordingly, WYOG transferred certain oil and gas assets and we assumed certain WYOG liabilities and appointed new management. WYOG declared a dividend payable by distributing 12,775,616 shares of New Frontier Energy, Inc. Common Stock to its shareholders. On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of Common Stock to stockholders of record in order to facilitate the marketability and liquidity of the Common Stock based on the current market conditions and other relevant factors. The shares were registered with the Securities and Exchange Commission on Form SB-2 in April 2004, and became quoted on the Over-The- Counter Bulletin Board in May 2004 under the symbol "NFEI.OB." Effective February 28, 2005, we merged Skyline Resources, Inc. ("Skyline") our wholly owned subsidiary, into the Company in a tax-free merger.

     The Company owns 82.76% of the limited partnership interests (the "Limited Partnership Interests") of Slater Dome Gathering, LLLP ("SDG"). SDG owns the 18-mile gas gathering line that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. SDG is considered a variable interest entity under FIN 46R, and has been consolidated into our financial statements, effective March 31, 2005.

     Prior to December 2006, the Company was non-operating partner with a 30% working interest in the Slater Dome Field. Effective December 14, 2006, the Company purchased Cedar Ridge, LLC's ("Cedar Ridge") 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming. The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest (53.33% net revenue interest) in the Slater Dome Field. Pursuant to the Purchase and Sale Agreement for Cedar Ridge's interests, we were responsible for the obligations attributable to their interests as of November 1, 2006. Following the consummation of these interests, we became the operator of the Slater Dome Field.

Our Business

     We explore for, produce and gather oil and natural gas. During the fiscal year ended February 28, 2007, we had an interest in four principal properties,
(i) the Slater Dome Field, located in northwest Colorado and south central Wyoming, (ii) the Flattops Prospect located in southwest Wyoming (the "Flattops Prospect"), (iii) the Nucla Prospect, located in western Colorado (the "Nucla Prospect") and (iv) the Gibraltar Peaks Prospect ("Gibraltar Peaks"). In February 2007, we sold our interest in the Nucla Prospect. The Flattops Prospect is, undeveloped, which means it does not currently produce any oil or natural gas. Until December 14, 2006, the Slater Dome Field was operated by Cedar Ridge. The Company is now the operator of the Slater Dome Field, and the Flattops Prospect. We also own certain royalty interests in certain wells in the state of Wyoming other than in the Slater Dome Field.

     Subsequent to February 28, 2007, on April 16, 2007, we entered into an agreement to acquire and take over operations, pursuant to a farmout agreement with the current operator of the Focus Ranch Unit (the "Focus Ranch Unit") in northwest Colorado. The Focus Ranch Unit consists of approximately 35,000 acres adjacent to and southeast of the Slater Dome development area. The terms of the agreement require us to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in order to earn 65% of the farmor's working interest, which averages 75% in the Focus Ranch Unit. We will acquire the remaining 35% working interest from the farmor after completing a $2,000,000 production payment from the Focus Ranch Unit.

     SDG owns the 18-mile gas gathering pipeline (the "Gas Gathering Pipeline") that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. The Flattops Prospect is relatively close to the Gas Gathering Pipeline.


Description of Properties

     All of our properties are located in the States of Colorado and Wyoming. At February 28, 2007, we had an interest in 84,382 gross, 40,058 net acres of oil and gas properties. We had a working interest in 11 gross coal bed methane gas wells and 6.667 net wells as of February 28, 2007.

     The following table summarizes the Company's interest in oil and gas properties on February 28, 2007:

     Proved developed oil and gas acres:    Gross           Net
     -----------------------------------    -----           ---

     Wyoming                                   80            53
     Colorado                                 800           533
                                              ---           ---
     Total                                    880           586

     Undeveloped oil and gas acres:         Gross           Net
     ------------------------------         -----           ---

     Wyoming                               36,730        14,069
     Colorado                              46,773        25,402
                                           ------        ------
     Total                                 83,503        39,471

     No properties are held in fee, as we hold all properties by leasehold interests.

     Slater Dome Field

     We acquired our interest in the Slater Dome Field in 2001, when we acquired Skyline. Skyline in turn, acquired its interest in the Slater Dome Field in November 1998 from Energy Investments, Inc., a privately held, independent third party. Skyline drilled an exploratory well to test for gas in 1998 and participated in drilling six additional wells. During the period from 1998 to 2002, Skyline owned a 33.33% working interest in the Slater Dome Field. In 2002, Skyline acquired an additional 33.33% interest in the property, following which it owned a total of approximately 66.67%. In an effort to diversify its holdings and obtain an operator experienced in coal-bed methane development and production, Skyline sold a 36.67% undivided working interest in the Slater Dome Field to Cedar Ridge. That transaction was completed with an effective date of February 28, 2003. Following this sale, Skyline retained a 30% interest in the property. The consideration received from the sale was $900,000, which consisted of $400,000 in cash and the credit by Cedar Ridge of the balance of $500,000 against our working interest for future costs incurred. The $500,000 credit was fully utilized in July 2004.

     Effective November 3, 2006, the Company entered into a Purchase and Sale Agreement (the "Cedar Ridge Agreement") with Cedar Ridge, whereby the Company acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Field, which was closed effective December 14, 2006. The purchase price for Cedar Ridge's interest was $8,000,000.

     Until December 14, 2006, our interest in the Slater Dome Field was subject to an operating agreement dated February 28, 2003, between us, Cedar Ridge as the operator and Slaterdome Gas, Inc., the owner of the remaining 33% interest in the Slater Dome Field (the "Operating Agreement"). As of December 14, 2006, the Company is the operator of the Slater Dome Field.

     The primary drilling objective in the Slater Dome Field is the lower Iles coal-bearing formation of the Mesa Verde Group at depths ranging from 700 to 3,200 feet. A secondary objective consists of a group of sands that exist between the base of the Iles formation and the top of the Mancos shale. The Deep Creek Sand is the basal sand of this group. The Deep Creek Sand was productive in the Savery Field just north of the Slater Dome Field. However, there is no assurance that gas can be produced economically from the Deep Creek Sand or any other formation in the Slater Dome Field.

     The Company currently has an interest in eleven coal-bed methane wells in the Slater Dome Field, six of which are producing and five of which are shut in. Of the shut-in wells, one is waiting on a completion rig, two are waiting on a pipeline connection to the Gas Gathering Pipeline and three are shut-in awaiting additional completion work along with drilling two or more additional wells in order to effectively dewater the Williams Fork Coals in those wells. The Company completed electrifying the production and water-disposal facilities for nine of its producing wells during the quarter ended May 31, 2006.

     The Company has also drilled and completed one water-disposal well. We currently have a temporary surface water discharge permit from the State of Colorado. The Company is currently working to obtain final approval to begin using a permanent surface water discharge permit for the Slater Dome Field. This would allow the Company to discharge water on the surface as opposed to re-injecting the water or purifying it, which may allow for high production rates and lower operating costs.

     At February 28, 2007, our estimated proved reserves totals 12,114,000 MCF of gas to our interest. The Company did not participate in drilling any wells in fiscal 2007. At February 28, 2006, our estimated proved reserves totaled 6,006,000 MCF of gas to our interest. The Company participated in drilling three successful coal-bed methane development wells in fiscal 2006 on the Slater Dome Field with no dry holes.

     Flattops Prospect

     We acquired fee leases in the Flattops Prospect in fiscal 2006 from approximately 20 mineral interest owners. We own 100% of the working interest in approximately 5,548 gross acres, 3,852 net acres and are the operator of this prospect.

     The Flattops Prospect is postulated around the Montgomery #1 well in Carbon County, Wyoming. Kirby Petroleum drilled this well in 1967 to test the Mesa Verde sands for oil production. Gas was encountered in the Fort Union, Lance and Almond sections of the Mesa Verde formation. Gas flowed to the surface on a drill stem test in the Almond section of the Mesa Verde formation at a rate of 147 MCF per day. This well was plugged and abandoned for lack of a gas transmission line in the region. We believe that additional gas potential exists in the Mesa Verde coals and sands (6,000'-6,700'), the Lance coals and sands (2,650'-3,550') and the Fort Union coals (1,825'-1,910'), as well as the Fort Union Sands.

     The Company intends to drill the plug out of the Montgomery well and log and test this well using modern logs and testing in the summer 2008. Further, we also intend to drill and test these same formations in an up-dip position approximately 1.5 miles due east of the re-entry well. The Gas Gathering Pipeline is less than one-half mile from the proposed wells, which would provide the ability to connect the wells into the Gas Gathering Pipeline.

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

     We and the other interest owners in the Nucla Prospect executed an agreement governing our interests in this property. Pursuant to the agreement, the interest owners created an area of mutual interest surrounding the property in which any owner must offer a right to participate to any other owner. The main purpose of the agreement was to market and sell a majority of the interests.

     We, together with the other working interest owners, granted a seismic option for two years to an independent third party in December 2004. In December 2006, the option holder exercised his right to acquire the prospect. We will receive approximately $185,881 from the sale of this prospect and have recognized a gain on the sale of $95,127.

     The Gibraltar Peaks Prospect

     Effective July 21, 2006, the Company entered into a Purchase Agreement (with Infinity Oil & Gas of Wyoming, Inc. ("Infinity"), whereby the Company acquired a 15% working interest (13.125% net revenue interest) in 15,049 gross acres in Routt County Colorado. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The purchase price for the acreage was $35,967. This prospect is southeast of, and directly adjacent to the Slater Dome Field. We acquired the rights to the minerals from the surface of the earth to the base of the Mesa Verde Formation. This prospect is included in the Focus Ranch Unit.

     Focus Ranch Unit

     On April 16, 2007, we entered into an agreement to acquire and take over operations, pursuant to a farmout agreement with the current operator of the Focus Ranch Unit (the "Focus Ranch Unit") in northwest Colorado. The Focus Ranch Unit consists of approximately 35,000 acres adjacent to and southeast of the Slater Dome development area. The terms of the agreement require us to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in order to earn 65% of the farmor's working interest, which averages 75% in the Focus Ranch Unit. We will acquire the remaining 35% working interest from the farmor after completing a production payment in the amount of $2,000,000 from the Focus Ranch Unit.

     Natural Gas Gathering Pipeline

     Prior to May 2005, there was no operating gathering pipeline available at the Slater Dome Field to transport our gas. However, SDG, an affiliate of Paul
G. Laird, the Company's President and Chief Executive Officer, completed construction of the 18-mile Gas Gathering Pipeline to the Slater Dome Field in May 2005, and we commenced the sale of natural gas in June 2005. The Gas Gathering Pipeline transports the Company's natural gas from the Slater Dome Field to a Questar transportation line in Baggs, Wyoming. The Company owns 82.76% of the Limited Partnership Interests of SDG.

     Gas produced from other owners and operators in the area around the Slater Dome Field may be transported through the Gas Gathering Pipeline for a fee, assuming the wells are connected to the Gas Gathering Pipeline. We and the other producers at the Slater Dome Field have entered into a ten-year gathering agreement and have agreed to pay SDG a fee of $0.50 per MCF, subject to annual escalations for cost recovery of gas transported through the line, until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate our gas to the Gas Gathering Pipeline. The construction costs for the Gas Gathering Pipeline were $2,609,841. The producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the minimum daily quantity ("MDQ"); the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per million British Thermal Units (MMBtu) necessary to make up the monetary equivalent of the annual shortfall. In the event that total gas gathering revenue for the preceding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year's comparison.

     The following table summarizes the MDQ requirements whereby each producer agrees to deliver a MDQ/MMBtu of gas during the first ten years following the date the Gas Gathering Pipeline began transporting gas:

                                           Minimum
                                   Producers' Aggregate
           Year                     MDQ/MMBtu Quantities
           ----                     --------------------
            1                              1,500
            2                              2,000
            3                              4,000
            5                              5,000
            6                              6,000
            7                              7,000
            8                              8,000
            9                              9,000
            10                            10,000

     In March 2005, the Company advanced $1,000,000 to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG" or the "General Partner"). In May 2005, NRGG contributed the Gas Gathering Pipeline and the $1,000,000 obligation to the Company to SDG. Later in May 2005, the Company and SDG agreed to convert the $1,000,000 advance into Limited Partnership Interests in SDG. In June 2005, the Company advanced $85,000 to the General Partner for operating expenses. In July 2005, the Company agreed to convert the advance in the amount of $85,000 into Limited Partnership Interests and purchased an additional $515,000 of Limited Partnership Interests. As a result, at February 28, 2006, the Company owned 59.97% of the Limited Partnership Interests and accordingly, 53.97% of SDG.

     On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. The debenture is convertible into shares of the Company's $0.001 par value common stock ("Common Stock") at a conversion price of $1.33 per share, as a result of certain anti-dilution adjustments. The debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of any shares of the company's Common Stock or Common Stock equivalents at a price less than $1.33 per share and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions. The $608,194 paid for the additional interests was the actual cost paid by NRGG for those limited partnership interests.

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

     Drilling Activity

     The results of our coal-bed methane gas drilling activity during the year ended February 28, 2007 and 2006 is below:

                             February 28, 2007        February 28, 2006
                             -----------------        -----------------
                             Gross         Net        Gross         Net
                             -----         ---        -----         ---
     Development wells:
     Productive               --            --         3            0.9
     Dry                      --            --         --           --
     Total                    --            --         3            0.9

     Productive wells

     As of February 28, 2007, we had working interests in 11 wells at the Slater Dome Field. Of the 11 wells, 6 are producing wells (6 gross wells, 4 net), four non-producing wells (4 gross wells, 2.64 net), three of which were previously producing wells in the Williams Fork Coals and which were determined to not be economic because of the ability of the existing equipment to handle the dewatering and were shut in until additional wells are drilled in the area which will accelerate the dewatering process and the one remaining non-producing well currently has a bridge plug which we intend to remove and expect production from this well. One well (1 gross well, 0.6 net) is shut in awaiting completion.

     During the fiscal year ended February 28, 2007, no new wells were drilled or recompleted.

     Gas production volumes and average sales price are as follows:

     During the fiscal year ended February 28, 2007, we entered into an agreement with an independent third party whereby they would market the gas produced from the Slater Dome Field. The agreement can be terminated at any time with 30 days' notice. The production from the Slater Dome Field was sold principally to one purchaser and is being sold on a month-to-month basis. The following summarizes the gas production in the Slater Dome Field during the fiscal years ended February 28, 2007 and 2006:

                                               Fiscal Years Ended February 28,
                                                2007                    2006
                                               ------                  ------

      Gas production in MCF                    51,732                  14,731
      Average price per unit:                  $ 5.11                  $ 7.84
      Average production cost per unit:        $12.41                  $45.40

     During the fiscal year February 28, 2007, the Company produced 51,732 MCF of gas, of which it used 13,593 MCF in operations and sold 38,139 MCF. During the fiscal year February 28, 2006, the Company produced 25,564 MCF of gas, of which it used 10,833 MCF in operations and sold 14,731 MCF.

     Oil and gas reserve information

     The estimated oil and gas reserves presented below were derived from reports prepared by Norwest Questa Engineering, Corp., an independent petroleum engineering firm, for the fiscal years ended February 28, 2007 and 2006. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

     As of February 28, 2007, the estimated quantities of proved developed and proved undeveloped reserves net to our interest (all of which are located within the United States at the Slater Dome Field) are 12,114,000 MCF of gas. The present value of estimated net revenues before income tax, discounted at 10%, is $14,319,000, using a price of $5.21 per Mmbtu. The estimated quantities and estimated net revenues are summarized as follows:

     Estimated Net Proved Reserves                          February 28, 2007
                                                           Net Reserves (MMCF)
                                                           -------------------
     Proved Developed Producing                                   1,248
     Proved Developed Non-Producing                                812
     Proved Undeveloped Behind Pipe                                127
     Proved Undeveloped                                           9,926
     Total Estimated Net Proved Reserves                         12,114


     As of February 28, 2007, the estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States at the Slater Dome Prospect) was 12,114,000 MCF of gas. As of February 28, 2006, the estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States at the Slater Dome Prospect) was 6,006,000 MCF of gas. The present value of estimated net revenues before income tax, discounted at 10%, was $12,256,100 and $6,873,700, respectively, using a prices of $5.21 and $5.32 per MCF as of February 28, 2007 and 2006 respectively, is summarized as follows:

                                February 28, 2007            February 28, 2006
                                -----------------            -----------------
     Future cash inflows             $ 63,109,300                 $ 31,953,800
     Deduct:
     Future production costs         (27,077,100)                 (11,496,300)
     Future development costs         (8,411,900)                  (4,502,800)
     Future income taxes              (7,243,800)                  (4,048,000)
                                     (42,732,800)                 (20,047,100)

     Future net cash flows             20,376,500                   11,906,700

     Less 10% discount amount         (8,120,400)                  (5,033,000)
                                     $ 12,256,100                  $ 6,873,700

     During the fiscal year ended February 28, 2007, we revised our proved reserves downward by 1,916,000. This decrease was primarily the result of three of our wells which were previously producing wells in the Williams Fork Coals were determined to not be economic because of the ability of the existing equipment to handle the dewatering and were shut in until additional wells are drilled in the area which will accelerate the dewatering process. Further, in connection with the acquisition of Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) effective December 14, 2006,, the Company acquired an estimated proved reserves of 8,214,000 MCF of natural gas.

     Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

     The data in the tables above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See "Risk Factors."

     Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The net future cash flows should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

     Business Strategy

     Maximizing the value of our existing assets and locating new growth projects are the principle elements of our business strategy. Our primary focus in the next fiscal year is to increase our cash flow and oil and gas reserves by further developing the Slater Dome Field and to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Focus Ranch Unit. The next objective is to internally develop and/or acquire other natural gas prospects capable of producing significant reserves. We also intend to work towards developing and marketing oil and gas prospects by attempting to obtain a promoted or carried working interest in acreage we plan to acquire in the Denver Julesberg Basin in northeastern Colorado.

     Effective July 7, 2006, the Company entered into a Purchase Agreement (the "LRS Agreement") with LRS Group, LLC and R & R Exploration Fund, LLC (collectively "LRS"), whereby the Company acquired a 2D seismic data license from LRS identifying over 150 drill site locations in the Denver Julesberg Basin in Colorado. The purchase price for the 2D seismic data license from LRS is $650,000, payable $325,000 upon the execution of the LRS Agreement, $162,500 due on January 7, 2007 and $162,500 due July 7, 2007. The Company also granted LRS 5% of 8/8th overriding royalty interests for each 87.5% net revenue interest the Company acquires in the Area of Mutual Interest as defined in the LRS Agreement.

     The Company expects to use the seismic data to acquire properties for potential drill sites within the Area of Mutual Interest. Pursuant to the LRS Agreement, the Company must drill one initial test well within the first year of the LRS Agreement and two additional wells within the first three years of the LRS Agreement. Thereafter, the Company must either drill at least one additional well per year, shoot additional seismic, or acquire additional acreage within the Area of Mutual Agreement to keep the LRS Agreement in full force and effect.

     Any additional seismic data acquired in the Area of Mutual Agreement during the term of the LRS Agreement shall be the sole property of the Company.

     Coal-bed Methane Gas

     Natural gas consists primarily of methane, which is produced when organic material is physically turned into coal under normal geologic conditions. Methane is generally considered a cleaner form of energy than traditional coal and oil. When the coal and methane conversion process occurs such that the resultant coal is saturated with water and methane is trapped within the coal, the result is coal-bed methane ("CBM"). Water permeates coal beds, and the water pressure traps the gas within the coal. Because coal has a large and complex internal surface area, it can store volumes of gas six or seven times as large as a conventional natural gas reservoir of equal rock volume. CBM is kept in place usually by the presence of water. Thus, the production of CBM in most cases requires the dewatering of the coal gas to be extracted. Therefore, in a CBM well, water is produced in large volumes, especially in the early stages of production. The extraction of CBM involves pumping water from the coal seam aquifer in order to release the water pressure that is trapping the gas in the coal. Methane travels with the ground water being pumped from the coal by a well drilled and equipped with a water pump that is completed in a coal seam that contains methane. Since methane has very low solubility in water, it separates from the water in the well before the water enters the pump. Instead of dewatering the coal seam, the goal is to decrease the hydrostatic pressure above the coal seam. Water moving from the coal seam to the well bore encourages gas migration toward the producing well. As this water pressure is released, the gas will rise and is separated from the water and can be piped away. New CBM wells often produce water for six to twelve months, and in some cases for longer periods and then, as the water production decreases, gas production increases as the coal seams de-water.

     Since CBM at the Slater Dome Field, and potentially in the Flattops Prospect, is found at relatively shallow predictable depths, exploration and development costs are generally much lower than for deeper, more geologically complex, oil and gas exploration projects. The wells drilled and completed to extract CBM from these shallower coal seams are therefore much more cost effective to drill and complete. Operating costs, however, for these wells are usually higher than for conventional free-flowing gas wells due to the need to pump and dispose of water during the producing life of the well.

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

MCF:                Thousand cubic feet.

MMBtu One million British Thermal Units. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

MMCF:               One million cubic feet.

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

Proved Developed    Reserves that are expected to be recovered through existing
Reserves:           wells with existing equipment and operating methods.

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

Proved Undeveloped  Proved reserves that are expected to be recovered from new
Reserves:           wells on undrilled acreage or from existing wells where a
                    relatively major expenditure is required for recompletion.

PV-10 Value         The present value of estimated future gross revenue to be
                    generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income taxes or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

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

     Anadarko Petroleum Corporation ("Anadarko") is among the largest independent oil and gas exploration and production companies in the world, with
3.01 billion barrels of oil equivalent of proved reserves as of December 31, 2006. Anadarko's major areas of operation are located onshore in the United States, the deepwater of the Gulf of Mexico and Algeria. Anadarko also has production in China, Venezuela and Qatar, a development project in Brazil and is executing strategic exploration programs in several other countries. Anadarko actively markets natural gas, oil and natural gas liquids production and owns and operates gas-gathering systems in its core producing areas. In addition, it is engaged in the hard-minerals business through non-operated joint ventures and royalty arrangements in several coal and industrial mineral mines located on lands within and adjacent to its properties that include an 8,000,000-acre strip running through portions of Colorado, Wyoming and Utah. On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee Corporation ("Kerr-McGee") and on August 23, 2006, Anadarko completed the acquisition of Western Gas Resources, Inc. ("Western"). During 2006, Anadarko significantly increased its tight gas and CBM holdings in the Rocky Mountains area through the acquisitions of Kerr-McGee and Western. Anadarko's CBM operation is located in Wyoming's Powder River basin.

     EOG Resources, Inc. ("EOG") explores, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad, the United Kingdom and selected other international areas. EOG's operations are mainly natural gas and crude oil exploration and production. At December 31, 2006, EOG's total estimated net proved reserves were 6,802 billion cubic feet equivalent (Bcfe), of which 6,095 billion cubic feet (Bcf) were natural gas reserves and 118 million barrels (MMBbl), or 707 Bcfe, were crude oil, condensate and natural gas liquids reserves. At such date, approximately 60% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 20% in Canada and 20% in Trinidad. EOG increased drilling activity within its core areas of the Rocky Mountain area, drilling 179 net wells during 2006, including 84 net wells in the Uinta Basin, Utah, 40 net wells in the LaBarge Platform, Wyoming, 34 net wells in the Moxa Arch area, Wyoming, and seven net wells in the Williston Basin.

     The following is a summary of the regional competitors that are active in the coal-bed methane segment of the industry:

     As of December 31, 2006, Double Eagle Petroleum Co. ("Double Eagle") owns interests in a total of 664 producing wells. Double Eagle's Eastern Washakie coal-bed natural gas project is a 40-mile-long trend located between the town of Baggs and Rawlins in south-central Wyoming. Double Eagle has acquired interests in 53,570 gross acres (30,387 net acres) along the Atlantic Rim and owns other interests in acreage outside of the Atlantic Rim area.

     Galaxy Energy Corporation ("Galaxy") is in the business of acquiring and developing coal-bed methane and other unconventional and conventional natural gas properties in Wyoming, Texas, Europe and other areas where shallow coal beds offer attractive exploitation opportunities for natural gas. Galaxy's properties in the Powder River Basin consist of about 43,600 net acres in four project areas in Sheridan, Johnson and Campbell counties, plus working interests in a total of 212 coal bed methane wells in various stages of completion and production and 8 water disposal wells. As of March 1, 2007, Galaxy had interests in 173 completed wells, 57 wells in various stages of completion and eight water disposal wells. Galaxy has entered into an agreement to sell its interests in the Powder River Basin to PetroHunter Energy Corporation ("PetroHunter"), subject to PetroHunter receiving financing to complete the transaction.

     Yates Petroleum Corporation, a private independent oil and gas company, leases approximately 80,000 acres along the Cherokee Ridge and Fort Union Coal Fairway adjacent to and southwest of the Slater Dome Prospect.

     Merit Energy Company ("Merit") is a private firm specializing in direct investments in oil and gas assets. Merit owns an interest in over 11,000 wells in the United States, Gulf of Mexico and Canada with net daily production in excess of 100,000 BOEPD. Merit holds acreage in the Fort Union Coal production at South Baggs/West Side Canal directly west of the Slater Dome Prospect.

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

     During the fiscal year ended February 28, 2007, we entered into an agreement with an independent third party whereby they would market the gas produced from the Slater Dome Field. The agreement can be terminated at any time with 30 days' notice. The production from the Slater Dome Field was sold principally to one purchaser and is being sold on a month-to-month basis.

     Based on the current demand for natural gas and oil, and the availability of other purchasers, we believe that the loss of the major purchaser of our gas would not have a material adverse effect on the Company's financial condition and results of operations.

     Seasonality

     Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal weather conditions can limit our drilling and producing activities and other oil and natural gas operations. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

     o The surface use and restoration of properties upon which wells are drilled; and

     o The plugging and abandoning of wells; and notice to surface owners and other third parties.

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

     CERCLA

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course of operations, we may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. We may also in the future become an owner of facilities or properties on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

     Air Emissions

     Our operations are subject to the Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

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

     As the operator of Slater Dome Field and the Flattops Prospect, the Company is responsible for obtaining all permits and government permission necessary to operate these properties and permits to drill wells. Likewise, we, as the operator of the Flattops Prospect, will be responsible for obtaining all permits and government permission necessary to operate and drill wells on that prospect. SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.

Research and Development Activities

     No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

Employees

     We currently have five employees, including Paul G. Laird, our President and Chief Executive Officer and Les Bates, our Chief Financial Officer, Principal Accounting and Financial Officer, Secretary and Treasurer. Our executive officers devote such time, as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest.

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


                                  Risk Factors

Risks Related To Our Business

     We have a limited operating history.

     We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. Since that date, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing our properties. We began producing gas in June 2005. As a result, there is a limited history of production or generating revenue against which to compare our revenues during the year ended February 28, 2007.

     The Slater Dome Field is the primary oil and gas property where most of our capital resources have been employed and we are substantially dependent upon this one property, which causes our risk to be concentrated.

     Our plan of operation includes efforts to further develop the Slater Dome Field through drilling up to twenty additional producing wells. Further we plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Focus Ranch Unit and acquire acreage in the Denver Julesberg Basin and drilling two exploratory wells on the Flattops Prospect in the summer/fall of 2008. If the development of these properties is not successful, we will be forced to seek additional opportunities. Substantially all of our current capital investment has been spent on the development of the Slater Dome Field. During the fiscal year ended February 28, 2007, we acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field. We are dependent on further development efforts in drilling additional wells at the Slater Dome Field in order to generate additional cash flow. If we are unable to further develop the Slater Dome Field, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time-consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that sufficient working capital will be available to finance the acquisitions. As a result of our dependence on a single property, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells or increased expenses caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the Slater Dome Field. Our substantial dependence on a single prospect property for cash flow increases the risk of our future success.

     We have incurred losses from operations and negative cash flow that is likely to continue until we can economically produce oil or natural gas.

     We have a history of losses from operations and negative cash flow that is likely to continue until we economically produce oil or natural gas. A significant portion of our cash flow since inception has come from short-term loans, equity and debt investments, contributions from our former corporate parent and the sale of oil and gas properties. Unless we economically produce oil and gas in the future, these losses will continue. If we continue to experience losses from operations and negative cash flow as we have in the past, there can be no assurance that we will be able to continue operations as anticipated, if at all. Further, the price of our Common Stock may be adversely affected.

     We will require additional capital and we may be unable to obtain needed capital or financing on satisfactory terms, if at all.

     The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our equity securities, debt financing and cash generated by operations. To accomplish our plan of operations, we will be required to seek additional financing. There can be no assurance as to the availability or terms of any additional financing.

     Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of the Slater Dome Field or of our other prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves.

     No assurance of the accuracy of the estimates of oil and gas reserves.

     We have obtained a report on the estimated reserves on our leases on the Slater Dome Field. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows.

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

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. As we drill additional wells at the Slater Dome Field, the rate of decline of these reserves may increase substantially. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves as well as finding or acquiring additional economically recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

     Prospects that we acquire may not yield natural gas or oil in commercially viable quantities.

     We describe some of our current prospects and our plans to explore those prospects in this Annual Report on Form 10-KSB. A prospect is a property on which we have identified what we believe, based on available seismic and geological information, to be indications of natural gas or oil. However, the use of seismic data and other technologies will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any well is often uncertain and new wells may not be productive.

     We are dependent upon the operation of the Gas Gathering Pipeline to transport our natural gas from the Slater Dome Field to a Questar transportation line in Baggs, Wyoming.

     We are entirely dependent upon the operation of the Gas Gathering Pipeline to transport gas produced at the Slater Dome Field to the Questar transportation line. If the Gas Gathering Pipeline was not available for any reason to transport gas produced at the Slater Dome Field, it would have an immediate direct and material adverse effect upon the Company and our results from operations.

     We are dependent upon transportation and storage services provided by third parties.

     We are dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the marketing of, delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of FERC or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder our processing and marketing operations and/or affect our sales margins, which would have a material adverse effect upon our results from operations.

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

     Drilling for and producing natural gas is governed by a number of federal, state and local laws and regulations, including environmental regulations, which are beyond our control.

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

     Our coalbed methane exploration and production activities does and will result in the discharge of large volumes of produced groundwater into adjacent lands and waterways. The ratio of methane gas to produced water varies over the life of the well. The environmental soundness of discharging produced groundwater pursuant to water discharge permits has come under increased scrutiny. Moratoriums on the issuance of additional water discharge permits or more costly methods of handling these produced waters, may affect future well development. Compliance with more stringent laws or regulations, more vigorous enforcement policies of the regulatory agencies, difficulties in negotiating required surface use agreements with land owners or receiving other governmental approvals could delay our exploration and production activities in the Slater Dome Field and in our other prospects and/or require us to make material expenditures for the installation and operation of systems and equipment for pollution control and/or remediation, all of which could have a material adverse effect on our financial condition or results of operations.

     We are responsible for all permits and government permits necessary for our operations.

     As the operator of Slater Dome Field and the Flattops Prospect, we are responsible for obtaining all permits and government permission necessary to operate these properties and to obtain permits for any new wells that are drilled. SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline. While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that we or SDG, as applicable, will obtain the necessary permits and easements. The failure to do so would have a material adverse effect upon our operations and financial condition. Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

     Our operations are affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on our operations. Our success is dependent largely on the prices received for natural gas and oil production. Prices received also affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Further, it could affect the amount of natural gas that is transported through the Gas Gathering Pipeline owned by SDG, in which we own 82.76% of the Limited Partnership Interests.

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

     Drilling and production of oil and natural gas involves a variety of operating risks, including but not limited to:

     o    Fires;

     o    Explosions;

     o    Blow-outs and surface cratering;

     o Uncontrollable flows of underground natural gas, oil or formation water;

     o    Natural disasters;

     o    Pipe and cement failures;

     o    Casing collapses;

     o    Embedded oilfield drilling and service tools;

     o    Abnormal pressure and geological formations;

     o Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures; and

     o    discharges of toxic gases.

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

     Further, the occurence of any of these events may impact third parties, including our employees or employees of our contractors, and lead to injury or death or property damage. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1 million of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

     Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties.

     Seasonal weather conditions adversely affect our ability to conduct drilling activities.

     Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions. In the Slater Dome Field, certain drilling and other oil and natural gas activities can only be conducted during limited times of the year, typically during the summer months. This limits our ability to operate in this area and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon the Company and its results of operations.

     There can be no assurance that any of our wells will become profitable.

     Our wells may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the wells. The production of CBM requires dewatering for the coal gas to be extracted, which results in water being produced in large volumes, especially in the early stages of production. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane in commercial quantities. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The failure of our wells as a result of these or other events that impair the production of gas will have a material adverse effect upon our results of operations.

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

     Due to the current demand for employees in the oil and gas industry, our remote location in Colorado and our extremely limited number of employees means that we could be required to spend significant sums of money to locate and train new employees if we require additional employees in the future or if any of our existing employees resign or depart for any reason. Due to our limited operating history, financial resources and familiarity with our operations, we have a significant dependence on the continued service of our existing officers, Paul
G. Laird and Les Bates. We do not carry key man life insurance on either Mr. Laird or Mr. Bates. We may not have the financial resources to hire a replacement if one or both of our officers were unavailable for any reason. The loss of service of either of these individuals could, therefore, significantly and adversely affect our operations.

     Our officers may be subject to conflicts of interest.

     Mr. Laird and Mr. Bates, the Company's executive officers, devote such time as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. Generally, Messrs Laird and Bates each dedicate approximately 40 to 50 hours per week for Company business. However, each officer also devotes other time to other business endeavors, including consulting relationships with other oil and gas entities, and has responsibilities to these other entities. Because of these relationships, such individuals will be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. As an example of these potential conflicts, our President, Paul G. Laird, is affiliated with a company called NRG. His position as an officer, director and principal shareholder of NRG, a general partner of NRGG, the general partner in SDG, and officer and director of the Company creates a potential conflict with regard to his duties to each entity. Each of our officers and directors has agreed that any business opportunity that comes to their attention in the future shall first be presented to the Company. Nonetheless, these relationships present conflicts, which may exist for the foreseeable future.

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

     Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of May 4, 2007, there were 6,142,618 shares of our Common Stock issued and outstanding, 28,050 shares of our $0.001 par value Series B 12% Cumulative Convertible Preferred Stock ("Series B") issued and outstanding and 222,250 shares of our 2.5% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") issued and outstanding. If the Series C Preferred Stock are converted into shares of our Common Stock (21,166,658), interest on the Series C Preferred Stock is paid in shares of our Common Stock (1,587,500), all of the remaining Series B Preferred Stock are converted into shares of our Common Stock (4,315,385), the remaining unconverted principal amount of the Debentures are converted into shares of our Common Stock (2,404,444) and interest is paid in shares of Common Stock (107,212 through May 4, 2007) and the remaining unexercised Series B Warrants, are fully exercised (5,180,399), the AC Warrants are fully exercised (21,166,658), the BC Warrants are fully exercised (10,583,545), the Placement Agent exercises the Placement Agent Warrant and converts the Series B and exercises the warrant underlying the Placement Agent Warrant into shares of our Common Stock (1,166,493), the holders of the Debenture Warrants are fully exercised (1,716,466) and the holder of warrants granted to a placement agent in connection with the sale of our debentures (the "Debenture Warrant Coverage Warrants") (255,040) and (173,532), the holder of warrants granted to a placement agent in connection with the sale of our Series C Preferred Stock (the "Series C Preferred Stock Warrants") (492,857), (492,857) and (246,432), the holder of a 2.5% Convertible Debenture converts the principal amount and interest due on this debenture into shares of Common Stock (237,447) and the exercise of a warrant issued to the former holder of our Series A Preferred Stock (the "Series A Warrants")(101,509), and an investor who provided the Company a bridge loan (the "Bridge Loan Warrant") (101,509), the remaining unexercised warrants issued to a consultant (the "Consultant Warrants") (50,006), and unexercised stock options issued to the officers and directors, employees, consultants and agents of the Company vest and are exercised (559,333) and (3,950,000), an entity granted a warrant exercises its warrant (100,000), an individual exercises a warrant granted to him (500,000), a shareholder granted a warrant exercises his warrant (200,000) there will be 82,997,900 shares of our Common Stock issued and outstanding.

     As of May 4, 2007, there were 143,063 outstanding shares of our Common Stock, not held by our officers, directors, or their affiliates, by the Apollo Trust, Echos Voice, LLC, Aviel Faliks, John McKey and Candace McKey, that are restricted securities, as that term is defined in Rule 144 under the Securities Act, and that have not been included on a registration statement pursuant to which the securities may be resold. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

     Further, as of May 4, 2007 there was an aggregate of 559,333 options to purchase shares of our Common Stock (included in the paragraph set forth above), and another 25,000 shares of Common Stock reserved for issuance under our 2003 Stock Option and Stock Grant Plan but not yet granted that may be issued in the future. Further, on June 11, 2007, the Company intends to hold a special meeting of shareholder to approve and ratify, among other things, the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan.

     As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock.

     The trading price of our Common Stock on the Over-The-Counter Bulletin Board has fluctuated, and may continue to fluctuate significantly.

     Since June 4, 2004, our Common Stock has traded as low as $0.47 and as high as $3.25. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. In addition to the volatility associated with Over-The-Counter Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our Common Stock:

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

     We may require additional capital in the future which may result in substantial dilution to your stock holdings.

     We have historically needed to raise capital to fund our operating losses and may continue to incur operating losses until there are sufficient wells at the Slater Dome Field and our other prospects to provide economies of scale in production of the coal-bed methane gas. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

     Issuances of additional shares of our stock in the future could dilute existing shareholders' holdings and may adversely affect the market price of our Common Stock. As of May 4, 2007, we have the authority to issue, without stockholder approval, up to 50,000,000, shares of Common Stock (of which, as of May 4, 2007), 6,142,618 shares were outstanding) and 25,000,000 shares of preferred stock (of which, as of May 4, 2007, 28,050 shares of our Series B Preferred Stock and 222,250 shares of our Series C Preferred Stock were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Further, on June 11, 2007, we intend to hold a special meeting of shareholder in which we have proposed an increase in the number of shares available for issuance from 50,000,000 to 500,000,000. Because our Common Stock is traded on the Over-The-Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. Any such future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. The issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

     In addition to the shares of our Common Stock underlying shares of our Series C Preferred Stock, Series B Preferred Stock and Convertible Debentures, as well as warrants and options that have been issued by the Company, we have a large number of shares eligible for future sale.

     As of May 4, 2007, we had reserved 625,000 shares of Common Stock for issuance upon the exercise of options which have been, or may be, granted pursuant to the Plan, of which options to purchase 559,333 shares were outstanding (the "Plan Options"). On November 10, 2006, the Company granted an aggregate of 3,950,000 options to purchase shares of the Company's common stock to certain officers, directors, employees, agents and Affiliates, which shares are subject to a vesting schedule. Further, on June 11, 2007, the Company intends to hold a special meeting of shareholder to approve and ratify, among other things, the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan. As of May 4, 2007 our officers and directors own 266,218 shares of our Common Stock, or 4.3% of our currently outstanding shares of Common Stock, which may be sold pursuant to Rule 144. Sales of Common Stock underlying Plan Options or by the certain directors may adversely affect the price of the Common Stock.

     The Series B and Series C Convertible Preferred Stock that we have issued adversely affects the right of the Common Stockholders.

     Our Series B Preferred Stock pays cumulative preferred dividends equal to 12% per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and Series C Preferred Stock and will, upon conversion, have all of the rights of our Common Stock. Our Series C Preferred Stock pays cumulative preferred dividends equal to 2.5% per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and will, upon conversion, have all of the rights of our Common Stock. Our Board of Directors has the authority to issue additional preferred stock, which could discourage potential takeover attempts or could delay or prevent a change in control through a merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

     Two of our shareholders own 12.91% of our outstanding Common Stock collectively and two of our shareholders that are controlled by the same individual collectively have beneficial ownership of approximately 31%% of our Common Stock.

     As of May 4, 2007, the Apollo Trust and Echo's Voice LLC had beneficial ownership of our common stock of 19.32% and 13.63%, respectively. Helen De Bove, Trustee of the Apollo Trust and manager of Echo's Voice LLC exercises voting and dispositive power of the securities owned by these entities and has beneficial ownership of approximately 31.03%. Further, John McKey and his wife Candace McKey collectively own 781,618 shares of our Common Stock, or 12.91% of shares outstanding. Further, Mr. and Mrs. McKey collectively hold warrants to acquire 363,044 additional shares of our Common Stock. Mr. and Mrs. McKey, and the Apollo Trust and Echo's Voice LLC and Ms. De Bove, if they convert and exercise the securities they own or over which they have voting and dispositive power into shares of our Common Stock, may be able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

     Two of Our Series C Shareholders May Acquire a Significant Number of Shares of Our Common Stock in the Future.

     On December 1, 2006 and in a subsequent closing on January 16, 2007, the Company held a closing on the sale of an aggregate of 260 investment units (the "Units") to Iris Energy Holding Corp. and 100 Units to the Vision Opportunity Master Fund, LP. Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price");
(ii) a three-year warrant to purchase 47,319 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants"). Subject to certain conversion cap limitations, Iris Energy Holding Corp. and Vision Opportunity Master Fund, LP may acquire a significant number of shares of our common stock (30,796,480) and (11,844,800), respectively and may, in the future, be in a position to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders and may lead to a change of control of the Company.

     Iris Energy Holding Corp. May Appoint Directors to the Board, which may lead to a Change in Control.

     The Company intends to enter into an agreement (the "Iris Energy Directors Agreement") to grant to Iris Energy Holding Corp. the right to appoint up to an equal number of members to the Board that have not been previously appointed by Iris Energy Holding Corp. as are present on the board of directors at any time. Accordingly, pursuant to the anticipated terms of the Iris Energy Directors Agreement, Iris Energy may appoint an equal number of members to the Board of Directors, which may lead to a change in control of the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report. On May 8, 2007 we filed a definitive proxy statement with the Commission for a special meeting of shareholders for the following purposes:

     1. To adopt an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's $0.001 par value common stock from 50,000,000 shares to 500,000,000 shares.

     2. To approve and ratify the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan.

     3. To consider and act upon such other business as may properly come before the Special Meeting or any adjournments thereof.

     The special meeting is scheduled to be held on June 11, 2007.


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

     The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years on a quarterly basis, as quoted by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

     Quarter Ended             High Bid           Low Bid
     -------------             --------           -------
     February 28, 2007         $   1.50           $  0.93
     November 30, 2006         $   1.75           $  1.11
     August 31, 2006           $   2.25           $  1.20
     May 31, 2006              $   2.52           $  1.85
     February 28, 2006         $   2.64           $  2.27
     November 30, 2005         $   2.86           $  2.40
     August 31, 2005           $   1.80           $  1.42
     May 31, 2005              $   1.28           $  1.01
     February 28, 2005         $   1.20           $  0.75

Holders

     On May 21, 2007, the closing bid price of our Common Stock was $1.24. As of May 4, 2007, we had approximately 1,895 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of May 4, 2007, there are approximately 2,372 beneficial owners of our Common Stock.

Dividend Policy

     We have not declared or paid cash dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

     On December 28, 2006, the Company issued a three-year nonqualified stock option for 500,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The warrant was issued in reliance of exemptions from registration under Section 4(2) of the Securities Act.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Introduction

     The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The following discussion and analysis covers our plan of operation for the next twelve months. It discusses our financial condition at February 28, 2007, and changes in our financial condition since February 28, 2006, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 28, 2007, and February 28, 2006. The following discussion and analysis should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Form 10-KSB.

     We were incorporated as Storagefinders.com under the laws of the State of Colorado on January 7, 2000. In March 2001, we changed our name to New Frontier Energy, Inc. and commenced operations in the oil and gas industry through the acquisition of all of the outstanding shares of Skyline Resources, Inc. ("Skyline"). Skyline was operated as our subsidiary through the close of business on February 28, 2005, at which time it was merged into the Company.

     In February 2002, we were acquired by Wyoming Oil & Minerals, Inc. ("WYOG"). In mid 2003, we determined to become an independent, but publicly traded, entity. Accordingly, WYOG transferred certain oil and gas assets and we assumed certain WYOG liabilities and appointed new management. WYOG declared a dividend payable by distributing 12,775,616 shares of the Company's Common Stock to its shareholders. On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of Common Stock to stockholders of record in order to facilitate the marketability and liquidity of the Common Stock based on the current market conditions and other relevant factors. The shares were registered with the Securities and Exchange Commission on Form SB-2 in April 2004, and became quoted on the Over-The- Counter Bulletin Board in May 2004 under the symbol "NFEI.OB."

     The notable items that occurred during the fiscal year ended February 28, 2007, were that we acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming. The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. Pursuant to the Purchase and Sale Agreement for Cedar Ridge's Interests, we were responsible for the obligations attributable to their interests as of November 1, 2006.

Plan of Operation

     We currently own an interest in four oil and gas prospects, three of which are undeveloped. The Slater Dome Field, in which we own a 66.7% working interest, consists of 33,948 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,852 net acres, of which we own 100% of the working interest. In December 2004, we and the other working interest owners in the Nucla Prospect granted a two-year option to an independent third party who planned to evaluate the prospect and conduct a seismic program. In December 2006, the option holder exercised his right to acquire the prospect and as a result, the Company will receive $185,881 in gross proceeds from the sale. The Gibraltar Peaks Prospect consists of 15,000 gross acres, of which we own a 15% working interest. Subsequent to February 28, 2007 we acquired two properties, a 100% working interest in 1,600 acres called the North Slater Dome Prospect in March 2007 and on April 16, 2007, we entered into an agreement to acquire and take over operations, pursuant to a farmout agreement with the current operator of the Focus Ranch Unit (the "Focus Ranch Unit") in northwest Colorado. The Focus Ranch Unit consists of approximately 35,000 acres adjacent to and southeast of the Slater Dome development area. The terms of the agreement require us to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in order to earn 65% of the farmor's working interest, which averages 75% in the Focus Ranch Unit. The Company will acquire the remaining 35% working interest from the farmor after completing a $2,000,000 production payment from the Focus Ranch Unit. For a complete description of our properties and our business operations, see "Items 1 and 2. Description of Business and Properties."

     SDG owns the 18-mile gas gathering pipeline (the "Gas Gathering Pipeline") that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming.

     Our plan of operation is to further develop the Slater Dome Field by drilling up to twenty wells adjacent or near our existing wells in the southeast section of the property and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2008 on that prospect. We plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well. We intend to acquire acreage in the Denver Julesberg Basin located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

Prospect Acquisition Philosophy

     We anticipate undertaking investigation to acquire other interests in oil and gas properties in the fiscal year ending February 28, 2008. Our objective will be to acquire properties with immediate development potential or existing producing properties. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development. Rather, one or a small number of properties will be targeted with immediate development potential.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of February 28, 2007, and February 28, 2006, and for each of the fiscal years ended February 28, 2007, and February 28, 2006, have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                       Year Ended February 28,
                                                       2007              2006
Statement of Operations Data:
Revenue                                          $      361,181       $     159,452
(Loss) from operations                           $   (3,745,600)      $  (2,438,109)
Other income (expense), net                      $     (812,162)      $    (602,006)
Net loss attributable to common shareholders     $   (5,079,469)      $  (3,430,136)
Basic and diluted net loss per share             $        (0.92)      $       (0.94)
Weighted average shares outstanding                   5,526,142           3,667,947

                                                          As of February 28,
Balance Sheet Data:                                    2007                2006

Working capital                                  $    8,982,439       $    (109,622)
Current assets                                   $   13,673,152       $     828,384
Total assets                                     $   29,047,723       $   7,324,927
Current liabilities                              $    4,690,713       $     938,006
Long-term liabilities                            $      140,000       $   1,502,999
Total liabilities                                $    4,830,713       $   2,441,005
Minority Interests in Consolidated Subsidiary    $      421,091       $     999,344
Total Shareholders' equity                       $   23,795,919       $   3,884,578

Results of Operation

Year Ended February 28, 2007 Compared to the Year Ended February 28, 2006

     For the year ended February 28, 2007, we realized a net loss attributable to common shareholders of $5,079,469, or $0.92 per share, on revenue of $361,181. This compares with a net loss attributable to common shareholders of $3,430,136, or $0.94 per share on $159,452 of revenue for the fiscal year ended February 28, 2006. The loss increased by $1,649,333 or 48.1%.

     Our oil and gas sales increased from $144,853 during the fiscal year ended February 28, 2006 to $238,385 during the fiscal year ended February 28, 2007, an increase of $93,532 or 64.6%. The increase in oil and gas revenues is primarily attributable to the Company producing gas from the Slater Dome Field for 12 months during the fiscal year ended February 28, 2007 versus 8 months for the fiscal year ended February 28, 2006 together with acquiring 36.66667% working interest effective November 1, 2006. We sold 38,139 MCF in the fiscal year ended February 28, 2007 compared to 14,731 MCF in the fiscal year ended February 28, 2006.

     The following table summarizes the value of the increase:

                                                            Increase
                                2007           2006        (Decrease)
                              ---------------------------------------
     Slater Dome Prospect     $206,204       $108,973      $ 97,231
     Royalty interests          32,181         35,880        (3,699)
                              ---------------------------------------
                              $238,385       $144,853      $ 93,532
                              =======================================

     During the fiscal year ended February 28, 2007, SDG's gathering fees from the Gas Gathering Pipeline were $122,796 as compared to $14,599 during the fiscal year ended February 28, 2007, an increase of $108,197 or 741.1%. The increase in the gas gathering fees is primarily the result of the increase production amounting to $12,255 together with an increase in guaranteed gathering fees of $95,942.

     Exploration costs were $205,713 during the fiscal year ended February 28, 2007 as compared to $132,551 during the fiscal year ended February 28, 2006, an increase of $73,162 or 55.2%. The primary reason for the increase is related to increased seismic costs associated with exploration efforts at Slater Dome Field and in the Denver Julesberg Basin. The major components and the changes in exploration expenses are summarized as follows.

                                                           Increase
                                 2007           2006      (Decrease)
                              --------------------------------------
     Geological consulting    $ 128,057      $ 93,448      $ 34,609
     Geophysical and maps        56,495        30,599        25,896
     Delay rentals               19,481         8,504        10,977
     Miscellaneous                1,681            --         1,681
                              --------------------------------------
                              $ 205,713      $132,551      $ 73,162
                              ======================================

     Lease operating expenses were $642,253 during the fiscal year ended February 28, 2007 as compared to $668,788 during the fiscal year ended February 28, 2006, a decrease of $26,535 or 4.0%. Operating costs increased by $201,110, of which $146,888 was the result of the 4 wells drilled in the year ended February 28, 2006 were being dewatered; the balance of $54,922 arises from our increased ownership in the Slater Dome Field for 4 months of fiscal 2007 as compared to fiscal 2006. Workover costs and compression and water disposal costs decreased by $108,927 and $125,067 respectively, because the work associated with bringing the wells into production principally occurred during the fiscal year ended February 28, 2006. Other costs increased $6,349 and are considered nominal in the ordinary course of business. The major components and the changes in lease operating expenses are summarized as follows:

                                                                      Increase
                                           2007           2006       (Decrease)
                                        ----------------------------------------
     Slater Dome operating expenses     $ 452,320      $ 251,210     $  201,110
     Rework costs                         107,580        216,507       (108,927)
     Compression and water                 71,890        196,957       (125,067)
     Other costs                           10,463          4,114          6,349
                                        ----------------------------------------
                                        $ 642,253      $ 668,788     $  (26,534)
                                        ========================================

     Gas gathering costs amounted to $2,578 during the fiscal year ended February 28, 2007 as compared to $2,427 during the fiscal year ended February 28, 2006, an increase of $151 or 6.2%. The fluctuation is considered normal in the ordinary course of business.

     General and administrative expenses were $1,554,917 during the fiscal year ended February 28, 2007 as compared to $892,338 during the fiscal year ended February 28, 2006, an increase of $662,578 or 74.3%. The major components and the changes in general and administrative expenses are summarized as follows.

                                                                      Increase
                                           2007           2006       (Decrease)
                                        ----------------------------------------
     Financial public relations         $  313,449      $ 118,324    $  195,125
     Insurance and benefits                137,950         79,023        58,927
     Professional fees                     176,732        182,235        (5,504)
     Salaries                              727,781        333,481       394,300
     Other                                 199,004        179,275        19,729
                                        ----------------------------------------
                                        $1,554,916      $ 892,338    $  662,578
                                        ========================================

     Financial public relations increased by $195,125 as a result of the Company's retaining a financial public relations firm, together with the related travel and associated costs of presenting the Company to the financial community during the full twelve months ended February 28, 2007 versus the previous twelve months ended February 28, 2006, when the Company employed a financial public relations for only seven months. Insurance and benefits increased by $58,927; paid employee health insurance increased $28,867 because the coverage was for twelve months for the year ended February 28, 2007 versus nine months for the year ended February 28, 2006 and liability insurance increased $30,060 because of rate increases and SDG's liability insurance was for a full twelve months versus six in the previous fiscal year. Professional fees decreased by $5,504 for the year ended February 28, 2007 compared with the year ended February 28, 2006 and such fluctuation is considered normal in the ordinary course of business. Employee compensation increased $394,300 in the year ended February 28,2007 compared with the year ended February 28, 2006 because executive compensation increased by $82,925, employee compensation increased by $81,875 because we increased our staff, and bonuses increased by $229,500. Other non-categorized expenses increased $19,729 for the year ended February 28, 2007 compared with the year ended February 28, 2006 and such fluctuation is considered normal in the ordinary course of business.

     There was no restricted stock award compensation during the fiscal year ended February 28, 2007 as compared to $234,000 during the fiscal year ended February 28, 2006. The restricted stock award compensation was the result of the issuance of 200,000 shares of common stock issued to our executive officers during the fiscal year ended February 28, 2006.

     Issuance of common stock warrants resulting in stock compensation expense was $1,381,417 during the fiscal year ended February 28, 2007 as compared with $478,542 during the fiscal year ended February 28, 2006, an increase of $902,875 or 188.7%. The following table summarizes the changes.

                                                                           Increase
                                                  2007         2006       (Decrease)
                                               ---------------------------------------
Financial public relations firms               $  350,317   $ 172,842      $  177,475
Settlement of a contractual dispute                    --     305,700        (305,700)
Amortization of non-qualified stock options     1,031,100          --       1,031,100
                                               ---------------------------------------
                                               $1,381,417   $ 478,542      $  902,875
                                               =======================================

     The primary reasons for the increase in issuance of common stock warrants was the amortization of the stock options granted in November 2006 in the amount of $1,031,100 together with a net increase in the value of stock options granted to public relations firms of $177,475 offset by a decrease in the value of options granted in settlement of a contractual disputes in the amount of $(305,700). The value of all the awards was calculated using the Black Scholes model (see footnote 7 to the financial statements).

     Depreciation, depletion and amortization was $319,904 during the fiscal year ended February 27, 2007 as compared to $188,915 during the fiscal year ended February 28, 2006, an increase of $130,989 or 53.6%. The increase in depreciation, depletion and amortization was primarily the result of increased depreciation associated with producing oil and gas properties in the amount of $26,523 together with increased depreciation of the SDG assets of $65,246 because the SDG assets were depreciated for a full twelve months in the year ended February 28, 2007 versus six months in the year ended February 28, 2006 with the balance of $39,220 arising from the increase in other depreciable assets when comparing the year ended February 28, 2007 to February 28, 2006.

     Interest income was $88,882 during the fiscal year ended February 28, 2007 as compared to $8,779 during the fiscal year ended February 28, 2006, an increase of $80,103 or 912.5%. The increase is the result of a larger cash balance held in our bank account as a result of the offering of Series C Preferred Shares in December 2006 to January 2007.

     Gain or loss from sale of assets was $95,127 during the fiscal year ended February 28, 2007 as compared to $0 during the fiscal year ended February 28, 2006. The sale of assets during the fiscal year ended February 28, 2007 arose from the sale of the Nucla Prospect in the amount of $185,888 net of its cost in the amount of $94,540 together with miscellaneous equipment sale proceeds of $3,786.

     Interest expense during the fiscal year ended February 28, 2007 was $90,214 as compared to $68,767 during the fiscal year ended February 28, 2006, an increase of $21,447 or 31.2%. The increase in interest expense is primarily the result of the expense associated with the convertible debentures for a full twelve months in the year ended February 28, 2007 compared with the six months in the year ended February 28, 2006.

     Debt issuance costs during the fiscal year ended February 28, 2007 was $905,957 as compared to $542,018 during the fiscal year ended February 28, 2006, an increase of $363,939 or 67.1%. The debt issuance costs is primarily the result of the expense associated with the convertible debentures for a full twelve months in the year ended February 28, 2007 compared with the six months in the year ended February 28, 2006.

     The minority interest in net income of the consolidated subsidiary during the fiscal year ended February 28, 2007 was $16,007, compared to a loss of $28,560 during the fiscal year ended February 28, 2006, a increase of $44,567 or 156%. The increase is principally a result of our increasing our investment in SDG and is directly related to SDG's operations.

     As a result of the above, we generated a net loss of $5,079,469 during the fiscal year ended February 28, 2007 as compared to a net loss of $3,430,136 during the fiscal year ended February 28, 2006.

Liquidity and Capital Resources.

     We have not generated positive cash flows from operating activities. The primary sources of capital have been from sales and other issuances of equity and debt securities. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We believe our capital requirements will continue to be met with additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders' holdings.

     Our plan of operations for the fiscal year ending February 28, 2008 call for us to participate in the drilling of 20 additional wells at Slater Dome Field and testing the Niobrara formation at the Focus Ranch Unit and (ii) to provide capital for other lease acquisitions. We believe that the plan of operations for the fiscal year ending February 28, 2008 will require capital of approximately $5,700,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of equity and debt securities. Further, the Company could receive proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred Stock and Convertible Debentures which are exercisable at a price of $1.11 and $1.33, respectively. The warrants issued to the holders of the Company's Series B Preferred Stock expire on February 1, 2008 and the warrants issued to the holders of the Company's Convertible Debentures expire on July 22, 2008. If all of the warrants issued to the holders of the Company's Series B Preferred Stock were exercised, it would result in proceeds to the Company of $5,750,640. If all of the warrants issued to the holders of the Company's Convertible Debentures were exercised, it would result in proceeds to the Company of $2,276,142. However, there can be no assurance that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.

     The following summarizes the Company's capital resources at February 28, 2007, compared with February 28, 2006:

                                                                                     Increase      Increase
                                          February 28, 2007    February 28, 2006    (Decrease)    (Decrease)
------------------------------------------------------------------------------------------------------------
Cash                                       $    12,724,234     $        746,018    $ 11,978,216      1606%
Current assets                             $    13,673,152     $        828,384    $ 12,844,768      1551%
Total Assets                               $    29,047,723     $      7,324,927    $ 21,722,796       297%
Current liabilities                        $     4,690,713     $        938,006    $  3,752,707       400%
Working capital                            $     8,982,439     $       (109,622)   $  9,092,061      8294%
Net cash (used) in operating activities    $    (2,520,065)    $     (1,441,338)   $ (1,078,727)       75%
Net cash used in investing activities      $    (8,957,215)    $     (3,376,825)   $ (5,580,390)      165%
Net cash provided by financing activities  $    23,455,496     $      3,264,441    $ 20,191,055       619%

     The increase in cash, current assets, total assets and working capital principally arises from the placement of $22,225,000 in Series C Convertible Preferred Stock. The changes in cash are summarized as follows:

     Proceeds from warrants exercised                $     1,656,930
     Proceeds from notes payable                             600,000
     Proceeds from production revenues                        46,292
     Proceeds from Series C Preferred stock, net          21,223,674
     Purchase of property and equipment                   (8,923,915)
     Deposits on production purchase                         (33,300)
     Preferred stock dividends                               (37,983)
     Distributions to SDG minority interests                 (44,117)
     Operating expenses                                   (2,509,368)
                                                     ---------------
                                                     $    11,978,216
                                                     ===============

     Cash Flow from Operating Activities

     As of February 28, 2007, we had a cash balance of $12,724,234. We used $2,520,065 in operating activities during the fiscal year ended February 28, 2007 as compared to $1,441,338 during the fiscal year ended February 28, 2006. The increase in cash used in operating activities in the amount of $1,078,727 in the year ended February 28, 2007 when compared to the year ended February 28, 2006 is discussed in "Results of Operations" above.

     Capital Expenditures

     Cash flows from investing activities consisted primarily of the purchase of property and equipment. During the fiscal year ended February 28, 2007, the Company used $8,957,215 in investing activities as compared to $3,376,825 during the fiscal year ended February 28, 2006. Effective December 14, 2006, the Company purchased Cedar Ridge, LLC's ("Cedar Ridge") 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming. The purchase price for Cedar Ridge's interest was $8,000,000. Additionally, the Company expended $81,571 to increase its undeveloped acreage position along the Gas Gathering Line. The Company spent $487,500 to acquire approximately 353 miles of seismic lines in the Denver Julesberg Basin with approximate 150 drilling locations.

     Financing Activities

     During the fiscal year ended February 28, 2007, the holders of 1,159,914 warrants to purchase share of the Company's common stock exercised warrants for gross proceeds to the Company of $1,600,680.

     Between December 1, 2006 and January 16, 2007, the Company sold in an offering (the "Offering") to accredited investors an aggregate of 444.5 investment units (the "Units") at a purchase price of $50,000 per Unit for aggregate gross proceeds of $21,615,500 in cash and the conversion of principal and interest on a promissory note in the amount of $612,500 into Units, which amount represents the principal amount and all accrued and unpaid interest on a promissory note issued on October 30, 2006. Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, convertible into 47,619 shares of the Company's Common Stock at a price of $1.05 per share; (ii) a three-year warrant to purchase 47,619 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants").

Purchase of Properties and Equipment

     Subsequent to February 28, 2007, we acquired 1,600 acres in the North Slater Dome Field in March 2007 and acquired the Focus Ranch Unit in April 2007 which is located in northwest Colorado and consists of approximately 35,000 acres adjacent to and southeast of the Slater Dome Field. During the fiscal year ending February 28, 2008, we intend to participate in drilling 20 additional wells in the Slater Dome Field and testing the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Focus Ranch Unit. While we do not have any definitive plans to purchase of any additional properties or equipment during the fiscal year ending February 28, 2008, we intend to remain active in seeking to acquire acreage in the Denver Julesberg Basin area located in Northeast Colorado and in other properties.

Recent Accounting Pronouncements

     In September 2006, the SEC issued Staff Accounting Bulletin no. 108 ("SAB 108") to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered is material. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of March 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has applied the guidance in SAB 108 and there are no material effects on the Company's financial position, results of operations or cash flows.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     The FASB has also issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)", but it will not have any relationship to the operations of the Company at this time.

     In July 2006, the FASB released FASB Interpretation No. 48--Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). Fin 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No 109--Accounting for Income Taxes ("SFAS 109") and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The adoption of FIN 48 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     Revenue Recognition

     We record revenues from the sales of natural gas and oil when in the month that delivery to the customer has occurred and title has transferred. This occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. However, differences have been insignificant.

     Oil and Gas Properties, Equipment, and Depreciation.

     We follow the successful-efforts method of accounting for oil and gas properties. Under this method, all productive costs incurred in connection with the exploration for, and development of, oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, and drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described above.

Quantitative and Qualitative Disclosure About Market Risk

     Oil and Gas Price Risk

     Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. These factors include, but are not limited to: changes in market demands, the general state of the economy, weather, pipeline activity and capacity and inventory storage levels.

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations as of February 28, 2007.

     Payments Due By Period                                                                    More than
                                                      Total     1 to 3 years    4 to 5 years    5 years
                                                   ----------   ------------    ------------    -------
     Paul G. Laird Employment Contract(1)          $  426,250    $  426,250     $    -0-       $    -0-
     Les Bates Employment Contract(1)              $  412,500    $  412,500     $    -0-       $    -0-

     Spotswood Properties, LLC, office lease (2)   $   58,674    $   58,674     $    -0-       $    -0-
     Convertible Debentures (3)                    $2,265,127    $2,265,127     $    -0-       $    -0-
     Convertible Debentures - affiliates (4)       $  592,350    $  592,350     $    -0-       $    -0-

(1) Calculated as of February 28, 2007. Messrs. Laird and Bates' employment agreements expire on October 31, 2009. See "Item 10-Executive Compensation."
(2) We lease approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The lease expires on December 31, 2008. The lease is with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of Paul G. Laird, President and Chief Executive Officer of the Company. The Lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties.
(3) On July 22, 2005, the Company issued $2,760,000 of 2.5% two-year Convertible Debentures which are due on July 22, 2007.
(4) On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests from NRGG, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. Paul Laird, our President and Chief Executive Officer is a manager of NRGG, the general partner of SDG. In March 2007, the Company repaid $306,072 of the convertible debenture issued to NRGG.

Item 7.  Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     Not applicable.

Item 8A.  Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(d) and 15d-15(e), were, as of the end of the period covered by this report, effective. There has been no change in our internal control over financial reporting during the quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

     Name                 Age      Position with the Company
     ----                 ---      -------------------------

     Paul G. Laird         50      President, CEO and Director

     Les Bates             63      Chief Financial Officer, Principal Accounting
                                   & Financial Officer, Secretary/Treasurer, and Director

     Grant I. Gaeth        75      Director

     The following information summarizes the business experience of our officers and directors:

     Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. Mr. Laird was previously a director of Skyline from June 2003 to February 2005. He is currently the president of NRG, a privately-held oil and gas exploration and development company, a position he has held since 1997. Prior to that, he was the vice president of land operations for Western Alliance Petroleum Corporation and land manager for Canterra Petroleum, Inc., both private oil and gas companies. During this time, he was active in oil and gas exploration and development in the states of Montana, North Dakota, Colorado, Nebraska, Wyoming and Utah. Mr. Laird was a founder of International Marketing Corporation of Colorado, a private company engaged in the restaurant business. Mr. Laird is also a manager of NRGG, the general partner of SDG. He received a Bachelor of Science in business with an emphasis in petroleum, land and real estate management from the University of Colorado in 1980.

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

     There are no family relationships among directors or executive officers, nor any arrangements or understandings between any director and any other person pursuant to which any director was elected as such. The present term of office of each director will expire at the next annual meeting of stockholders.

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

     On December 1, 2006 and in a subsequent closing on January 16, 2007, the Company held a closing on the sale of an aggregate of 260 investment units to Iris Energy Holding Corp. (the "Units"). Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price"); (ii) a three-year warrant to purchase 47,319 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and
(iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants").

     The Company intends to enter into an agreement (the "Iris Energy Directors Agreement") to grant to Iris Energy Holding Corp. the right to appoint up to an equal number of members to the Board that have not been previously appointed by Iris Energy Holding Corp. as are present on the board of directors at any time. For example, if at the time of exercise of the Right to Appoint there are three members of the Board, none of which were appointed by Iris Energy Holding Corp., then Iris Energy Holding Corp. shall have the right to appoint up to three additional members to the Board. The anticipated terms of the Iris Energy Directors Agreement will provide that the Iris Energy Directors Agreement terminates immediately on the earlier to occur of the following: (i) at such time as Iris Energy Holding Corp. owns fewer than 35,000 shares of the Series C Preferred Stock and fewer than 3,500,000 shares of common stock of New Frontier Energy Inc. (ii) if at any time prior to December 1, 2009 the Company conducts private or public offerings that aggregate $20,000,000 or more of the Company's common stock or securities that are convertible into shares of the Company's common stock; or (iii) December 1, 2009.

Website and Code of Business Conduct and Ethics

     Our website address is http://www.nfeinc.com. Our website includes a link to access our forms filed with the Commission. Upon written request, we will make available free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     On May 17, 2007, the Board of Directors adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is attached to this Annual Report on Form 10-KSB as exhibit
14.1. Additionally, our Code of Ethics will be posted on our website and will be available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1789 W. Littleton Blvd., Littleton, Colorado 80120.

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

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 28, 2007, all Section 16(a) filing requirements were met except that Grant Gaeth failed to timely file two Form 4's in March 2006 and February 2007 each reporting one transaction. Mr. Gaeth filed Form 4s on March 15, 2006 and March 12, 2007 disclosing these transactions.

Corporate Governance

     Committees

     The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. The entire board of directors of the Company perform the roles of these committees. Consequently the Company has not designated an audit committee financial expert.

Item 10. Executive Compensation

Compensation Discussion and Analysis

     Our executive compensation program for the named executive officers (NEOs) is administered by the Company's Board of Directors. We do not have a compensation committee.

Compensation Objectives

     We believe that the compensation programs for our NEOs should reflect our performance and the value created for the Company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company's success. We believe that the structure of the compensation programs for our executives reflects these objectives. Our compensation programs consist of three basic components: base salary, short-term compensation and long-term compensation.

Elements of Compensation

     The elements of our compensation program include: (1) base salary, (2) short term compensation, and (3) long term compensation.

     Base Salary.    Each of the Company's NEO are paid a base salary. Base
salaries for the NEO's are established based on the scope of their responsibilities, professional qualifications and the other elements of the executive's compensation.

     Short-term Compensation.    Short-term compensation consists primarily of
cash bonuses. The short-term components are designed to reward the contributions of the NEOs toward the Company's annual financial, operational and strategic goals and reward individual performance.

     Long-term Compensation.    Long-term compensation is comprised of various
forms of equity compensation. The long-term elements are designed to assist the Company in long-term retention of key personnel and further align the interests of our NEOs with our shareholders.

     The determination of each element of compensation to the NEOs are entirely in the discretion of the Board. We do not currently use any specific benchmarks or performance goals in determining the elements of and the size of awards and compensation.

Equity Award Practices

     All equity awards are approved before or on the date of grant. The exercise price of at-the-money stock options and the grant price of all full-value awards is the closing price on the date of grant.

     Our equity award approval process specifies the individual receiving the grant, the number of units or the value of the award, the exercise price or formula for determining the exercise price and the date of grant. The Company has no program, plan or practice to the timing of its option grants.

Summary Compensation Table

     The following table summarizes the compensation of Paul G. Laird and Les Bates, the Company's NEOs for the fiscal years ended February 28, 2007 and 2006.



Name and Principal       Fiscal Year  Salary    Bonus     Stock Awards  Option Awards  All other    Total ($)
Position                                                                               Compensation
-------------------------------------------------------------------------------------------------------------
Paul G. Laird            2007         $115,000  $110,000  $0            $325,000(2)    $28,254 (4)  $578,254
Chief Executive          2006         $84,996   $ 30,000  $117,000(1)   $46,962 (3)    $ 0          $278,958
Officer and President

Les Bates                2007         $112,500  $110,000  $0            $260,000(2)    $0           $482,500
Principal Accounting     2006         $84,996   $ 30,000  $117,000 (1)  $46,962 (3)    $0           $278,958
and Financial Officer

(1) On May 19, 2005, the Company granted restricted stock awards, which vested on that date, of 100,000 shares of its Common Stock to its two executive officers as compensation for services. The Company's Common Stock closed at $1.17 on that day.
(2) Awards to Messrs. Laird and Bates were made on November 10, 2006. The aggregate number of options granted to Mr. Laird was 1,250,000 which had a SFAS No. 123(R) value of $1,300,000 or $1.04 per share and the aggregate number of options granted to Mr. Bates was 1,000,000 and had a SFAS No. 123(R) of $1,040,000 or $1.04 per share. The amounts recorded in this table are based upon the number of vested options as of February 28, 2007 multiplied by the SFAS No. 123(R) value per share. The options are exercisable at an exercise price of $1.25 per share. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 4.73% and no dividend yield. The amounts in this column reflect the compensation cost recognized by the Company for the fiscal year ended February 28, 2007. The Company accounts for employee stock options under the "modified-prospective." Under the "modified-prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R).
(3) Awards to Messrs. Laird and Bates were made on May 13, 2005 and valued at $1.02 per share. The awards represent options to acquire 75,000 shares of Common Stock at an exercise price of $1.15 per share, exercisable until May 13, 2015. The value of the awards were calculated using the Black-Scholes model. For a discussion of valuation assumptions, see Note 8 -- Equity Incentive Plan Stock Option Plan of the Notes to Consolidated Financial Statements included in our annual report on Form 10-KSB for year ended February 28, 2006. The compensation cost was not recognized as in fiscal 2006 because the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," which provided for the pro-forma presentation of compensation expense related to employee option grants.
(4) Represents accrued management fees in the amount of $28,254 to be paid to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG"). Paul
G. Laird is a Manager of NRGG.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

     The following is a description of the individual arrangements that we have made with Messrs. Laird and Bates with respect to their compensation. Messrs. Laird and Bates were each paid during the fiscal year ended February 28, 2007 in accordance with his employment agreements with us, which is described. In addition, Messrs. Laird and Bates also have a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

Paul G. Laird - Chief Executive Officer and President

     Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. Effective August 1, 2006, Mr. Laird's employment agreement was modified to provide that Mr. Laird would receive base salary compensation in the amount of $155,000 per annum. Mr. Laird's base salary compensation is adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $6,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board. Mr. Laird is also eligible for bonuses, to be determined by the Board in it sole discretion. Effective October 31, 2006, Mr. Laird's employment agreement was modified to expire October 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments.

     During the fiscal year ended February 28, 2007, Mr. Laird was granted an aggregate of $110,000 in cash bonuses. On June 6, 2006, Mr. Laird was granted a $30,000 cash bonus and on December 20, 2006, Mr. Laird was granted an additional $80,000 cash bonus. The short-term components of compensation for the Company's NEOs are designed to reward the contributions of the NEOs toward the Company's annual financial, operational and strategic goals and reward individual performance. The bonus amounts were determined arbitrarily by the board of directors of the Company based upon their analysis of Mr. Laird's performance during the fiscal year ended February 28, 2007. During the fiscal year ended February 28, 2007, the board of directors considered the significance of Mr. Laird's contributions in the Company's acquisition of Cedar Ridge, LLC's ("Cedar Ridge") 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming which was consummated effective December 14, 2006, in determining that Mr. Laird should be awarded a greater bonus amount than that awarded during the fiscal year ended February 28, 2006. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Laird.

     In his position as President and Chief Executive Officer, Mr. Laird exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company, including but not limited to land acquisitions and exploration and development of the Company's properties. Mr. Laird further performs all duties incident to the title of Chief Executive Officer and President and such other duties as from time to time may be assigned to him by the Board of Directors. Mr. Bates' is responsible for all duties incident to the title of Principal Accounting and Financial Officer, Secretary and Treasurer. The board of directors has considered these factors and Mr. Laird's increased responsibilities as the President and Chief Executive Officer of the Company in compensating Mr. Laird as compared to Mr. Bates. During the fiscal year ended February 28, 2007, Mr. Laird was compensated $2,500 more and was awarded an additional 250,000 options to purchase shares of the Company's common stock as compared to Mr. Bates.

Les Bates - Principal Accounting and Financial Officer and Secretary and
Treasurer

     Les Bates has been the Chief Financial Officer, Principal Accounting and Financial Officer, Secretary, Treasurer and a director of the Company since April 2003. Effective August 1, 2006, Mr. Bates' employment agreement was modified to provided that Mr. Bates would receive base salary compensation in the amount of $150,000 per annum. Mr. Bates' base salary compensation is adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $6,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board. Mr. Bates is also eligible for bonuses, to be determined by the Board, in its sole discretion. Effective October 31, 2006, Mr. Bates' employment agreement was modified to expire October 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments.

     During the fiscal year ended February 28, 2007, Mr. Bates was granted an aggregate of $110,000 in cash bonuses. On June 6, 2006, Mr. Bates was granted a $30,000 cash bonus and on December 20, 2006, Mr. Bates was granted an additional $80,000 cash bonus. The bonus amounts were determined arbitrarily by the board of directors of the Company based upon their analysis of Mr. Bates' performance during the fiscal year ended February 28, 2007. During the fiscal year ended February 28, 2007, the board of directors considered the significance of Mr. Bates' contributions in the Company's acquisition of Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming which was consummated effective December 14, 2006, in determining that Mr. Bates should be awarded a greater bonus amount than that awarded during the fiscal year ended February 28, 2006. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Bates.

     Messrs. Laird and Bates are also officers, directors and principal shareholders of Natural Resources Group, Inc., a Colorado corporation ("NRGI"). NRGI is an inactive company that was previously engaged in the business of the acquisition and sale of oil and gas prospects. Due to the inactive status of NRGI, Messrs. Laird and Bates do not believe that there is any conflict of interest in connection with their positions with NRGI. The Company's Board of Directors intend to adopt board resolutions that will set forth the policies and procedures for dealing with potential conflicts of interest between the Company and its officers and directors. Messrs Laird and Bates each dedicate approximately 40 to 50 hours per week for Company business.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning options awards to Messrs. Laird and Bates at the fiscal year ended February 28, 2007. The Company did not grant any stock awards during the fiscal year ended February 28, 2007.

                                             Option Awards
---------------------------------------------------------------------------------------------------
                    Grant Date          Number of         Number of     Option        Option
                                        Securities        Securities   Exercise     Expiration
Name                                    Underlying        Underlying    Price          Date
                                       Unexercised       Unexercised
                                        Options (#)      Options (#)
                                       Exercisable      Unexercisable
---------------- ------------------ ------------------ --------------- --------- ------------------
Paul G. Laird      May 13, 2005          75,000                0        $1.15      May 13, 2015
                 November 10, 2006       312,500          937,500 (1)   $1.25    November 10, 2016
                   June 1, 2004          25,000                0        $1.00      June 1, 2014
                 October 25, 2004        100,000               0        $0.75    October 25, 2014
---------------- ------------------ ------------------ --------------- --------- ------------------
Les Bates          May 13, 2005          75,000                0        $1.15      May 13, 2015
                 November 10, 2006       250,000          750,000 (2)   $1.25    November 10, 2016
                   June 1, 2004          25,000                0        $1.00      June 1, 2014
                 October 25, 2004        100,000               0        $0.75    October 25, 2014
---------------- ------------------ ------------------ --------------- --------- ------------------


(1) On November 10, 2006, the Company granted Paul G. Laird 1,250,000 options to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. The Stock Options vest at a rate of 156,250 shares each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008.
(2) On November 10, 2006, the Company granted Les Bates 1,000,000 options to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. The Stock Options vest at a rate of 125,000 shares each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008.

     On May 19, 2005, the Company granted 100,000 shares of its restricted stock to Messrs Laird and Bates, which vested immediately on that date as compensation for services. The Company's Common Stock closed at $1.17 on that day.

Option Exercises During Fiscal Year

     There were no options exercised by the NEO's during the year ended February 28, 2007.

Potential Payments Upon Termination

Cash Compensation.

     Messrs. Laird and Bates' employment agreements contain provisions under which the Company will be obligated to pay Mr. Laird and Mr. Bates certain compensation upon their termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Laird and Mr. Bates in the event that their employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control.

-----------------------------------------------------------------------------------------------------------
Paul G. Laird      Termination by   Illness or   With cause  Without cause   Resignation/   Termination in
                   Mutual           incapacity                               retirement       Connection
                   Agreement                                                                 with a Change
                                                                                             in Control
-----------------------------------------------------------------------------------------------------------
Cash Compensation         0               0           0       $ 426,250            0          $889,700 (2)
                                                                (1)(2)
-----------------------------------------------------------------------------------------------------------
Unvested Stock            0               0 (3)       0         0 (3)              0              0 (3)
Options
-----------------------------------------------------------------------------------------------------------

(1) Upon termination without cause, the Company shall (i) make a lump sum cash payment to Mr. Bates within 10 days after termination is effective of an amount equal to (1) Mr. Laird's base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) an amount equal to the greater of (a) Mr. Laird's annual base salary (i.e., 12 months of base salary), or (b) amounts remaining due to Mr. Laird as base salary (assuming that payments under his employment agreement were made until expiration of the initial term or if applicable the renewal term), and (4) any other amounts due to Mr. Laird under his employment agreement. This amount represents amounts remaining due to Mr. Laird as base salary for the remaining term of his employment agreement.
(2) For purposes of this table, we have assumed Mr. Laird's termination on February 28, 2007.
(3) Mr. Laird's unvested stock options granted on November 10, 2006 are exercisable at a price of $1.25 per share, which exceeded the closing price of the Company's common stock on February 28, 2007, which was $1.23 per share.

------------------------------------------------------------------------------------------------------------
Les Bates          Termination by   Illness or  With cause  Without cause   Resignation/  Termination in
                   Mutual           incapacity                              retirement      Connection
                   Agreement                                                               with a Change
                                                                                            in Control
------------------------------------------------------------------------------------------------------------
Cash Compensation         0              0           0       $ 400,000            0          $848,500 (2)
                                                               (1)(2)
------------------------------------------------------------------------------------------------------------
Unvested    Stock         0              0 (3)       0         0 (3)              0              0 (3)
Options
------------------------------------------------------------------------------------------------------------

(1) Upon termination without cause, the Company shall (i) make a lump sum cash payment to Mr. Bates within 10 days after termination is effective of an amount equal to (1) Mr. Bates' base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) an amount equal to the greater of (a) Mr. Bates' annual base salary (i.e., 12 months of base salary), or (b) amounts remaining due to Mr. Bates as base salary (assuming that payments under his employment agreement were made until expiration of the initial term or if applicable the renewal term), and (4) any other amounts due to Mr. Bates under his employment agreement. This amount represents amounts remaining due to Mr. Bates as base salary for the remaining term of his employment agreement.
(2) For purposes of this table, we have assumed Mr. Bates' termination on February 28, 2007.
(3) Mr. Bates' unvested stock options granted on November 10, 2006 are exercisable at a price of $1.25 per share, which exceeded the closing price of the Company's common stock on February 28, 2007, which was $1.23 per share.

     If, at any time during the term of Mr. Laird and/or Mr. Bates' employment agreements there is a change of control of the Company and Mr. Laird and/or Mr. Bates' employment is terminated by the Company, upon the mutual agreement of the parties, for illness or incapacity, without cause, or by resignation or retirement (each as more specifically set forth in the respective employment agreements) within the greater of one (1) year following the change of control or the remaining term of the employment agreements (the "Change of Control Date"), the Company shall pay to Mr. Laird and/or Mr. Bates (a) the balance of all amounts due from the Change of Control Date until the end of the term of the employment agreement plus (b) an amount equal to 2.99 times the sum of (i) his respective annual Base Salary (as defined in the employment agreements) as in effect on the date of termination plus (ii) the amount of bonus paid in the prior year to Mr. Laird and/or Mr. Bates', and (c) any other amounts due to Mr. Laird and/or Mr. Bates' under any other provision of their employment agreements. This amount shall be paid to Mr. Laird and/or Mr. Bates' in one lump sum as soon as practicable, but in no event later than one hundred twenty (120) days, after the date that employment is terminated. In addition to the lump sum payment referenced in the preceding sentence, the Company shall pay to Mr. Laird and/or Mr. Bates' any accrued and unpaid bonuses at the same time as the lump sum payment is made.

     A change of control is defined in the employment agreements to mean the occurrence of one or more of the following three events:

     (1) Any person becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) directly or indirectly of securities representing 33% or more of the total number of votes that may be cast for the election of directors of the Company;

     (2) Within two years after a merger, consolidation, liquidation or sale of assets involving the Company, or a contested election of a Company director, or any combination of the foregoing, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board of Directors; or

     (3) Within two years after a tender offer or exchange offer for voting securities of the Company, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board of Directors.

     Further, if any payment or distribution by the Company to Mr. Laird and/or Mr. Bates is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Laird and/or Mr. Bates shall be entitled to receive a payment on an after-tax basis equal to the excise tax imposed.

Effects of Termination Events or Change in Control on Unvested Equity Awards

     All unvested stock option awards granted to Messrs. Laird and Bates provide that upon a change of control, the unvested stock options shall immediately vest and be exercisable immediately.

Compensation of Non-Management Directors

The following table provides certain information concerning the compensation of the Company's non-management director, Grant Gaeth for the fiscal year ended February 28, 2007.

                                   Director Compensation
----------------------------------------------------------------------------------------
Name             Fees Earned   Stock Awards  Option Awards  All other            Total
                 or Paid in                                Compensation
                 Cash
----------------------------------------------------------------------------------------
Grant Gaeth      $ 0           $0             $130,000(1)    $77,250 (2)        $ 207,250
---------------- ------------- ------------- -------------- ------------------ ---------

(1) On November 10, 2006, the Company granted Grant Gaeth 500,000 options to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. The stock options vest at a rate of 62,500 shares each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008. These stock options have a strike price of $1.25 per share and a SFAS No. 123(R) value of $1.04 per share. As of February 28, 2007, 125,000 of these options had vested and were exercisable and 375,000 of these options remained unvested. The amounts in this column reflect the compensation cost recognized by the Company for the fiscal year ended February 28, 2007.
(2) Reflects consulting fees paid to GeoEx, Ltd, an entity controlled by Grant Gaeth, that provides geological consulting services.

Cash Compensation.

         We have not paid any cash compensation to our directors for their service on our Board of Directors. However, we intend to pay $100 per meeting to our directors for the foreseeable future.

Liability Insurance.

     The Company has provided liability insurance for its directors and officers since April 13, 2005. American International Specialty Lines Insurance Company is the underwriter of the current coverage, which extends until April 13, 2007. The annual cost of this coverage is approximately $25,000.

Stock Option and Stock Grant Plan

     On June 6, 2003, we adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (the "2003 Plan"). The 2003 Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The 2003 Plan is administered by a committee to be appointed by our Board of Directors, or in the absence of that appointment, by the Board itself. The 2003 Plan provides for the issuance of up to 625,000 shares or options.

     Incentive stock options may be granted only to statutory employees. Non-qualified options and stock grants may be made to employees, consultants, directors and other individuals or entities determined by the committee. Incentive and non-qualified options may be granted to the same individual, in the discretion of the committee. The terms of the options or the grants, including the number of shares covered by the option or award, the exercise price, vesting schedule, and term, are determined in the sole discretion of the committee, except that incentive options must satisfy the requirements of the Internal Revenue Code applicable to incentive options. No option may be exercised more than ten years from the date of grant. The 2003 Plan expires in 2013.

     As of May 4, 2007, we had granted 600,000 options to acquire shares of our common stock pursuant to the 2003 Plan and have 25,000 options to acquire shares of our common stock available for grant under the 2003 Plan.

2007 Omnibus Long Term Incentive Plan

     In August 2006, the Board of Directors adopted the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan. The 2007 Plan requires submission to the shareholders for ratification and accordingly, no options have been granted under the 2007 Plan. On May 8, 2007 we filed a definitive proxy statement with the Commission for a special meeting of shareholders to approve and ratify the 2007 Plan, among other matters. The special meeting is scheduled to be held on June 11, 2007.

Royalty and Working Interest Plan

     Effective October 31, 2006, the Board of Directors adopted the Company's Royalty and Working Interest Plan. Pursuant to the Royalty and Working Interest Plan, a committee consisting of members of the board of directors (the "Committee") shall administer the Plan and may select an overriding royalty or similar interest of an exploratory or development property or property for distribution to the participants of the Plan. The selection of properties is to be determined by the Board of Directors or a committee thereof, and it will be based upon all relevant factors such as sound corporate management and existing royalty burdens on the properties. The participants in the plan and the total overriding royalty or similar interest set aside for distribution to the participants in a property shall be determined by the Committee. As of May 21, 2007, the Commitee had not granted any awards under the Royalty and Working Interest Plan.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of May 4, 2007, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.





                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

              Name and Address of               Amount of Beneficial      Percent of Beneficial
                Beneficial Owner                     Ownership                  Ownership
----------------------------------------        --------------------      ---------------------
Paul G. Laird (1)                                      632,051                    9.50%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Les Bates (2)                                          569,551                    8.63%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Grant I. Gaeth (3)                                     250,551                    3.96%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

John D. McKey, Jr. (4)                                 893,307                   14.31%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Candace McKey (5)                                    1,096,325                   17.00%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Echo's Voice LLC (6)                                   900,663                   13.63%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Apollo Trust (7)                                     1,366,459                   19.32%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Aviel Faliks (8)                                       959,628                   14.03%
24 Rozmus Ct.
Allendale, NJ 07401

John O'Shea (9)                                        406,489                    6.23%
100 Wall Street
New York, New York 10005

Wellington Management Company, LLP (10)                465,840                    7.05%
75 State Street
Boston, MA 02109


Helen De Bove (11)                                   2,267,121                   31.03%
1535 Falmouth Ave.
New Hyde Park, NY  16040

Iris Energy Holding Corp. (12)                         675,000                    9.99%
L/2 Maxkar Bldg. PO Box 1225
Apia, Samoa

Vision Opportunity Master Fund, LP (13)                675,000                    9.99%
20 West 55th Street 5th Floor
New York, NY 10019

Roger May
12970 West 20th Ave., Unit D (14)                      500,000                    7.53%
Golden, Colorado 80403

Officers & Directors as a Group                      1,413,051                   19.38%

(1) Includes (i) 100,000 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015, that were granted on May 13, 2005,
         (v) options to acquire 312,500 shares of Common Stock from the Company at a price of $1.25, on November 10, 2016, and (vi) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Laird is an officer, director and principal shareholder.
(2) Includes (i) 100,000 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015 that were granted on May 13, 2005, (v) options to acquire 250,000 shares of Common Stock from the Company at a price of $1.25, on November 10, 2016, and (vi) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Bates is an officer.
(3) Includes (i) 28,667 shares of Common Stock owned directly by Mr. Gaeth, 16,000 shares owned by GeoEx, Ltd., an entity in which Mr. Gaeth is an affiliate, (ii) options to acquire 59,333 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iii) options to acquire 125,000 shares of Common Stock from the Company at a price of $1.25, on November 10, 2016, and (iv) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Gaeth is an officer.
(4) Includes (i) 439,807 shares owned directly by Mr. McKey and (ii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 353,500 shares owned directly by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership. Does not include 100,000 warrants to acquire shares of our Common Stock held by Candace McKey at a price of $2.00 per share or 203,018 warrants to acquire shares of our Common Stock held by Candace McKey at a price of $1.38 per share.
(5) Includes (i) 353,500 shares owned directly by Ms. McKey, (ii) 203,018 shares underlying warrants exercisable at $1.38 per share, expiring in 2007 and (iii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 439,807 shares owned by Ms. McKey's husband, John D. McKey, Jr., of which she disclaims beneficial ownership. Does not include 100,000 warrants to acquire shares of our Common Stock held by Mr. McKey.
(6) Includes (i) 277,217 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 188,662 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 434,783 shares of Common Stock held by Echo's Voice, LLC. Helen Del Bove, manager of Echo's Voice LLC, exercises dispositive and voting power with respect to the shares of Common Stock owned by Echo's Voice LLC.
(7) Includes (i) 554,434 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 377,242 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 434,783 shares of Common Stock held by Apollo Trust. Helen Del Bove, Trustee of the Apollo Trust, exercises dispositive and voting power with respect to the shares of Common Stock owned by the Apollo Trust.

(8) Includes (i) 415,826 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 282,932 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) 260,870 shares of Common Stock held by Mr. Faliks.
(9) Includes (i) 69,305 shares of Common Stock to be offered upon conversion of the Debenture, (ii) 47,156 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, (iii) 5,063 shares of Common Stock issued to Mr. O'Shea as compensation to Westminster Securities Corp. pursuant to the Placement Agent Agreement dated June 28, 2005, (iv) 115,665 shares of Common Stock issued to Westminster Securities Corp. as compensation pursuant to the Placement Agent Agreement dated June 28, 2005, (v) 84,650 shares of Common Stock underlying a warrant issued to Mr. O'Shea in connection with his purchase of the Company's 12% Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and (vi) 84,650 shares of Common Stock underlying a warrant issued to Securities Westminster Corp. pursuant to the Placement Agent Agreement dated September 14, 2004. John P. O'Shea, as an officer of Westminster Securities Corp., exercise dispositive and voting power with respect to the shares of Common Stock owned by Westminster Securities Corp.
(10) Includes: (i) 110,887 shares of Common Stock to be offered upon conversion of the Debenture and 75,449 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by J. Caird Partners, (ii) 110,887 shares of Common Stock to be offered upon conversion of the Debenture and 75,449 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by J. Caird Investors, (iii) 27,722 shares of Common Stock to be offered upon conversion of the Debenture and 18,862 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the WTC-CIF Unconventional Fund and (iv) 27,722 shares of Common Stock to be offered upon conversion of the Debenture and 18,862 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the WTC-CTF Unconventional Fund. The 465,840 shares represent the amount of shares Wellington Management Company, LLP ("WMC") may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have beneficial ownership to more than 5% of this class of securities.
(11) Includes (i) 277,217 shares of Common Stock to be offered upon conversion of the Debenture and 188,662 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by Echo's Voice LLC and 434,783 shares of Common Stock held by Echo's Voice, (ii) 554,434 shares of Common Stock to be offered upon conversion of the Debenture and 377,242 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures owned by the Apollo Trust, and 434,783 shares of Common Stock held by the Apollo Trust. Helen Del Bove, as manager of Echo's Voice LLC and Trustee of the Apollo Trust, exercises dispositive and voting power over these shares of Common Stock.
(12) Includes 675,000 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Dectra (Samoa) Limited, director of Iris Energy Holding Corp. exercises dispositive and voting power with respect to the shares of Common Stock owned by Iris Energy Holding Corp.
(13) Includes 675,000 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Adam Benewitz exercises dispositive and voting power with respect to the shares of Common Stock owned by the Vision Opportunity Master Fund, LP.
(14) Represents 500,000 options to acquire shares of Common Stock from the Company.

Changes In Control

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control, other than the Iris Energy Directors Agreement, the conversion of our outstanding Preferred Stock, 2.5% Series C Cumulative Convertible Preferred Stock or Convertible Debentures or exercise of outstanding warrants in certain circumstances.

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to the 2003 Plan under which equity securities are authorized for issuance as of May 4, 2007.


------------------------------------------------------------------------------------------------
Equity Compensation Plan Information
------------------------------------------------------------------------------------------------
Plan Category                                                            Number of securities
                                                                         remaining available for
                       Number of securities                              future issuance under
                       to be issued upon        Weighted-average         equity  compensation
                       exercise of exercise     price of (excluding      plans securities
                       outstanding options,     outstanding options,     reflected in the 1st
                       warrants and rights      warrants and rights      column)
---------------------- ------------------------ ------------------------ -----------------------
Equity Compensation          588,000                   $0.87                     25,000
Plans approved by
security holders
---------------------- ------------------------ ------------------------ -----------------------
Equity Compensation        3,950,000 (1)               $1.25                        0
Plans not approved
by security holders
---------------------- ------------------------ ------------------------ -----------------------
Total                      4,538,000                     --                      25,000
---------------------- ------------------------ ------------------------ -----------------------

     (1) On November 10, 2006, the Company granted certain officers, directors, employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008 and expire on November 30, 2016. For additional details on options granted to the Company's officers and directors, see "Item 10. Executive Compensation."

     On June 11, 2007, the Company intends to hold a special meeting of shareholder to approve and ratify, among other things, the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan.

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

     We lease approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The lease expires on December 31, 2008. The lease is with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of Paul
G. Laird, President and Chief Executive Officer of the Company. The Lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties. The aggregate amount of payments due to Spotswood from February 28, 2007 during the remaining term of the lease is $58,674. Spotswood was paid $32,004 and $24,953 during the fiscal years ended February 28, 2007 and 2006, respectively. During the year ended February 28, 2006, the Company paid $51,005 for leasehold improvements at the office space.

     The Company paid GeoEx, Ltd., a corporation in which Grant Gaeth, a director of the Company, is an officer, directors and principal shareholder for geologic consulting $77,250 and $36,000 during the fiscal years ended February 28, 2007 and 2006, respectively.

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

     During the year ended February 28, 2006, SDG paid a corporation controlled by Paul G. Laird, President and Chief Executive Officer of the Company, a construction management fee of $100,000 in connection with SDG's service as the general contractor when building the Gas Gathering Pipeline.

     During the year ended February 28, 2007 and 2006, SDG accrued management fees in the amount of $15,192 and $13,062, respectively to NRGG, an entity partially controlled by Paul G. Laird, President and Chief Executive Officer of the Company.

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

     On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests from NRGG, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. Paul Laird, our President and Chief Executive Officer is a manager of NRGG, the general partner of SDG. In March 2007, the Company repaid $306,072 of the convertible debenture issued to NRGG.

     Effective October 30, 2006, the Company issued a convertible promissory note in the principal amount of $600,000 (the "Note") to Aviel Faliks. On January 16, 2007, Mr. Aviel converted the principal amount of the Note and all accrued and unpaid interest in the aggregate amount of $612,500 into Units (as defined above) in the Company's offering of our Class C Preferred Stock.

Item 13.  Exhibits

     (a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

     Exhibit No.    Description
     -----------    -----------
     14.1           Code of Ethics for principal executive officer and senior
                    financial officers

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

Audit Fees

     The Company estimates that it will pay Stark Winter Schenkein & Co., LLP, an aggregate of $35,000 for an audit of its 2007 financial statements. During the fiscal year ended February 28, 2006, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $35,200 for an audit of its 2006 financial statements. Stark, Winter, Shenkein, & Co., LLP billed the Company $13,750 for an audit of the 36.66667% working interest acquired from the operator of the Slater Dome Field.

Audit-Related Fees

     During the fiscal year ended February 28, 2007, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $17,550 in fees for review of its quarterly financial statements. During the fiscal year ended February 28, 2006, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $17,550 in fees for review of its quarterly financial statements.

All Other Fees

     During the fiscal year ended February 28, 2007, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $7,400 in fees in connection with Registration Statements on Form SB-2 filed with the SEC during fiscal 2007. During the fiscal year ended February 28, 2006, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $4,000 in connection with its review of a Registration Statement on Form SB-2 filed with the SEC during fiscal 2006.

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


Date: May 24, 2007                          /s/ Paul G. Laird
                                            ------------------
                                            Paul G. Laird, President, CEO and
                                            Director

Date: May 24, 2007                          /s/ Les Bates
                                            -------------------
                                            Les Bates, Secretary/Treasurer,
                                            Principal Accounting and Financial
                                            Officer and Director

Date: May 24, 2007                          /s/ Grant I. Gaeth
                                            --------------------
                                            Grant I. Gaeth, Director

                            NEW FRONTIER ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED FEBRUARY 28, 2007








                                TABLE OF CONTENTS
                                                                        Page
                                                                        ----

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

Notes to Consolidated Financial Statements                               F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors

New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 28, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2007, and the results of its operations, and its cash flows for the years ended February 28, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado

May 20, 2007



                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                February 28, 2007



                                     ASSETS
CURRENT ASSETS
   Cash                                                                  $ 12,724,234
   Accounts receivable, trade                                                 368,944
   Prepaid expenses                                                           579,974
                                                                         ------------
           Total current assets                                            13,673,152
                                                                         ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $610,899                                                15,341,271
                                                                         ------------

OTHER ASSETS
   Deposits                                                                    33,300
                                                                         ------------

                                                                         $ 29,047,723
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                      $    648,501
   Convertible debenture, affiliates, net of debt discount of $15, 844        592,350
   Accrued interest, affiliates                                                12,309
   Dividends payable                                                          756,155
   Accrued expenses                                                           388,017
   Accounts payable, affiliates                                                28,254
   Convertible debenture, net of debt discount of $349,673                  2,265,127
                                                                         ------------
           Total current liabilities                                        4,690,713
                                                                         ------------

LONG TERM LIABILITIES

   Asset retirement obligation                                                140,000
                                                                         ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  421,091
                                                                         ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 25,000,000 shares authorized:
       Series A Convertible, 100,000 shares authorized
       none issued and outstanding                                                 --
       Series B Convertible, 36,036 shares authorized
       28,490 issued and outstanding                                               28
       Series C Convertible, 230,000 shares authorized
       222,250 issued and outstanding                                             222
   Common stock, $.001 par value, 50,000,000 shares authorized,
         6,057,193 shares issued and outstanding                                6,057
   Additional paid in capital                                              34,983,107
   Accumulated (deficit)                                                  (11,193,495)
                                                                         ------------
                                                                           23,795,919
                                                                         ------------

                                                                         $ 29,047,723
                                                                         ============

        See accompanying notes to the consolidated financial statements.
                                       F-1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                     February 28,   February 28,
                                                        2007            2006
                                                     -----------    -----------
Operating revenues
   Oil and gas sales                                 $   238,385    $   144,853
   Gathering fees                                        122,796         14,599
                                                     -----------    -----------
                                                         361,181        159,452
                                                     -----------    -----------

Operating expenses
   Exploration costs, including dry holes                205,713        132,551
   Lease operating expenses                              642,253        668,788
   Cost of gas gathering                                   2,578          2,427
   General and administrative                          1,554,916        892,338
   General and administrative:
   Restricted stock award                                     --        234,000
   Issuance of common stock warrants                   1,381,417        478,542
   Depreciation, depletion and amortization              319,904        188,915
                                                     -----------    -----------
          Total operating expenses                     4,106,781      2,597,561
                                                     -----------    -----------

(Loss) from operations                                (3,745,600)    (2,438,109)
                                                     -----------    -----------

Other income (expense)
   Interest income                                        88,882          8,779
   Gain (loss) on sale of assets                          95,127             --
   Interest expense                                      (90,214)       (68,767)
   Debt issuance costs, non-cash                        (905,957)      (542,018)
                                                     -----------    -----------
          Other income (expense), net                   (812,162)      (602,006)
                                                     -----------    -----------

(Loss) before income taxes                            (4,557,761)    (3,040,116)
                                                     -----------    -----------

Income taxes
   Current                                                    --             --
   Deferred                                                   --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net (income) loss of
        consolidated subsidiary                          (16,008)        28,560
                                                     -----------    -----------

Net (loss)                                            (4,573,769)    (3,011,556)
Preferred stock dividends and distributions
   to minority interests                                (505,700)      (418,580)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(5,079,469)   $(3,430,136)
                                                     ===========    ===========

Net (loss) per common share
   Basic and diluted                                 $     (0.92)   $     (0.94)
                                                     ===========    ===========

Weighted average shares outstanding
   Basic and diluted                                   5,526,142      3,667,947
                                                     ===========    ===========



        See accompanying notes to the consolidated financial statements.
                                       F-2


                            NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Series A Preferred    Series B Preferred    Series C Preferred
                                                        $.001 Par Value      $.001 Par Value       $.001 Par Value
                                                       Shares     Amount    Shares      Amount    Shares      Amount
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 28, 2005                               50,000    $    50   32,175.00   $  32          --   $     --

   Issuance of common stock pursuant
     to a stock award                                       --         --       --         --          --         --
   Issuance of common stock for services                    --         --       --         --          --         --
   Conversion of preferred stock to common stock            --         --   (1,517.75)     (1)         --         --
   Exercise of common stock warrants                        --         --       --         --          --         --
   Less Series B preferred stock issuance costs             --         --       --         --          --         --
   Issuance of common stock warrants                        --         --       --         --          --         --
   Issuance of common stock in connection with
   convertible debentures                                   --         --       --         --          --         --
   Warrants issued in connection with convertible
   debentures                                               --         --       --         --          --         --
   Preferred stock dividends                                --         --                  --          --         --
   Conversion of convertible debt to common stock           --         --       --         --          --         --
   Distribution from consolidated entity                    --         --       --         --          --         --
   Net (loss) for the year                                  --         --       --         --          --         --
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 28, 2006                               50,000         50   30,657.25      31          --         --

   Issuance of common stock for services                    --         --       --         --          --         --
   Conversion of Series A Preferred Stock
   and accrued dividends to common stock               (50,000)       (50)      --         --          --         --
   Conversion of Series B Preferred to common stock         --         --   (2,167.25)     (3)         --         --
   Exercise Series B Common Stock warrants                  --         --       --         --          --         --
   Exercise of common stock warrants                        --         --       --         --          --         --
   Exercise of common stock options                         --         --       --         --          --         --
   Intrinsic value of convertible debt                      --         --       --         --          --         --
   Issuance  of common stock warrants                       --         --       --         --          --         --
   Conversion of convertible debt and interest
     to common stock                                        --         --       --         --          --         --
   Issuance of Series C Preferred Stock                     --         --       --         --     222,250        222
   Less Series C preferred stock issuance costs             --         --       --         --          --         --
   Timing differences due to subsidiary year end            --         --       --         --          --         --
   Preferred stock dividends                                --         --       --         --          --         --
   Distribution from consolidated entity (Note 1)           --         --       --         --          --         --
   Net (loss) for the year                                  --         --       --         --          --         --
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 28, 2007                                   --    $    --   28,490.00   $  28     222,250   $    222
                                                     =========    =======  ==========   ======   ========   ========

                            NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   CONTINUED


                                                           Common Stock       Additional
                                                           $.001 Par Value     Paid-in     Accumulated
                                                       Shares         Amount   Capital      (Deficit)          Total
                                                      -----------    ------- ------------  ------------    ------------
Balance February 28, 2005                              3,254,451     $ 3,254 $  7,252,076  $ (2,683,888)   $  4,571,524

   Issuance of common stock pursuant
     to a stock award                                    200,000         200      233,800            --         234,000
   Issuance of common stock for services                  33,502          33       49,709            --          49,742
   Conversion of preferred stock to common stock         233,500         233         (232)           --              --
   Exercise of common stock warrants                      84,639          85      116,907            --         116,992
   Less Series B preferred stock issuance costs               --          --      (11,127)           --         (11,127)
   Issuance of common stock warrants                          --          --      478,542            --         478,542
   Issuance of common stock in connection with
   convertible debentures                                170,000         170      236,130            --         236,300
   Warrants issued in connection with convertible
   debentures                                                 --          --    1,509,798            --       1,509,798
   Preferred stock dividends                                  --          --           --      (418,580)       (418,580)
   Conversion of convertible debt to common stock        102,727         103      123,167            --         123,270
   Distribution from consolidated entity                      --          --        5,672            --           5,672
   Net (loss) for the year                                    --          --           --    (3,011,556)     (3,011,556)
                                                      -----------    -------  -----------  ------------    ------------
Balance February 28, 2006                              4,078,819       4,078    9,994,442    (6,114,024)      3,884,577

   Issuance of common stock for services                   4,000           4        8,196            --           8,200
   Conversion of Series A Preferred Stock
   and accrued dividends to common stock                 395,806         396        6,928            --           7,274
   Conversion of Series B Preferred to common stock      333,423         334         (331)           --              --
   Exercise Series B Common Stock warrants             1,159,914       1,160    1,599,520            --       1,600,680
   Exercise of common stock warrants                      37,500          37       56,213            --          56,250
   Exercise of common stock options                       28,667          29       21,471            --          21,500
   Intrinsic value of convertible debt                        --          --       33,451            --          33,451
   Issuance  of common stock warrants                         --          --    1,381,417            --       1,381,417
   Conversion of convertible debt and interest
     to common stock                                      19,064          19       22,856            --          22,875
   Issuance of Series C Preferred Stock                       --          --   22,224,778            --      22,225,000
   Less Series C preferred stock issuance costs               --          --     (401,326)           --        (401,326)
   Timing differences due to subsidiary year end              --          --       35,492            --          35,492
   Preferred stock dividends                                  --          --           --      (461,585)       (461,585)
   Distribution from consolidated entity (Note 1)             --          --           --       (44,117)        (44,117)
   Net (loss) for the year                                    --          --           --    (4,573,769)     (4,573,769)
                                                      -----------    -------  -----------  ------------    ------------
Balance February 28, 2007                              6,057,193     $ 6,057  $34,983,107  $(11,193,495)   $ 23,795,919
                                                      ===========     ======  ===========  ============    ============

        See accompanying notes to the consolidated financial statements.



                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended
                                                                                 February 28,    February 28,
                                                                                     2007            2006
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                    $ (4,573,769)   $ (3,011,556)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
         Depreciation, depletion and amortization                                     319,904         188,915
         Debt issuance costs, noncash                                                 905,957         542,018
         Minority interest in net income  (loss) of consolidated subsidiary            16,007         (28,560)
         Issuance of restricted stock award                                                --         234,000
         Issuance of common stock for services                                          8,200          49,743
         Interest on convertible debenture                                            (15,838)         41,592
         Issuance of common stock warrant to consultant                               350,317         478,542
         Amortization of stock option expenses                                      1,031,100              --
         (Increase) decrease in assets:
            Accounts receivable, trade                                               (314,889)        (44,538)
            Prepaid expenses                                                         (551,663)        (22,247)
         Increase (decrease) in liabilities:
            Accounts payable                                                          (90,550)        167,038
            Accrued expenses                                                          395,159         (36,285)
                                                                                 ------------    ------------

      Net cash (used in) operating activities                                      (2,520,065)     (1,441,338)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in other assets                                                           (33,300)            420
   Purchase of property and equipment                                              (8,923,915)     (3,377,245)
                                                                                 ------------    ------------

      Net cash (used in) investing activities                                      (8,957,215)     (3,376,825)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of notes payable                                                                --        (500,027)
   Proceeds from notes payable                                                        600,000              --
   Proceeds from common stock warrant conversions                                   1,678,430         116,992
   Proceeds from convertible debt issue                                                    --       2,760,000
   Proceeds from issuance of preferred stock                                       21,625,000              --
   Cost of issuance of equity for cash                                               (401,326)        (37,511)
   Preferred stock dividends paid                                                     (37,983)       (102,917)
   Timing differences due to subsidiary year end                                       35,492           5,672
   Minority interest in subsidiary                                                         --       1,022,232
   Distributions to minority interest holders in consolidated subsidiary              (44,117)             --
                                                                                 ------------    ------------

      Net cash provided by financing activities                                    23,455,496       3,264,441
                                                                                 ------------    ------------

INCREASE (DECREASE) IN CASH                                                        11,978,216      (1,553,722)

BEGINNING BALANCE                                                                     746,018       2,299,740
                                                                                 ------------    ------------

ENDING BALANCE                                                                   $ 12,724,234    $    746,018
                                                                                 ============    ============

Cash paid for income taxes                                                       $         --    $         --
                                                                                 ============    ============
Cash paid for interest                                                           $         --    $     34,466
                                                                                 ============    ============

Supplemental schedule of non-cash investing and financing activities:

   Series B preferred stock converted to common stock                            $        333    $        224
   Seroes A preferred stock dividends converted to common stock                  $      7,274    $         --
   Intrinsic value of conversion feature of convertible debt                     $     33,451    $         --
   Conversion of convertible debentures to common stock                          $     22,875    $    123,270
   Reduction of property and equipment arising from a decrease in accounts
      payable for oil and gas leases that were not issued                        $         --    $     48,813
   Issuance of common stock warrants in connection with convertible debentures   $         --    $  1,509,798
   Common stock issued with convertible debentures                               $         --    $    236,300
   Asset retirement obligation                                                   $     77,300    $     62,700
   Convertible debt conversion to Series C Preferred stock                       $    600,000    $         --
   Purchase of interest in subsidiary with convertible debt                      $    608,194    $         --


        See accompanying notes to the consolidated financial statements.
                                       F-4

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


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

SDG has a calendar year end of December 31, 2006, which is consolidated with the Company effective February 28, 2007. Subsequent to December 31, 2006 and prior to February 28, 2007, SDG made a net cash distribution to the Company in the amount of $35,492. This timing difference is recorded as additional paid-in capital in the accompanying financial statements.

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

                                February 28, 2007

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

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At February 28, 2007, the Company's uninsured cash balance was $623,832.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2007. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

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

DEPRECIATION AND DEPLETION
--------------------------

Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and quipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs, including filing and title fees.

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

IMPAIRMENT OF LONG LIVED ASSETS
-------------------------------

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company's evaluation has not resulted in a charge to operations for impairment in either fiscal 2007 or 2006.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

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

STOCK-BASED COMPENSATION
------------------------

The Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." This standard required the Company to adopt "fair-value" method with respect to stock-based compensation. The Company accounted for employee stock options under the "modified-prospective" method, and furnished the proforma disclosures required by SFAS No. 123 for periods prior to the adoption of the "modified-prospective method."

In December 2004, FASB issued SFAS No. 123(R), "Share-based Payment" ("SFAS No. 123R") and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the Company's quarterly period that began on March 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements. The Company had no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

MAJOR CUSTOMERS
---------------

Sales to one major unaffiliated customer for years ended February 28, 2007 and 2006, were $198,872 (83 % of sales) and $108,193 (75% of sales), respectively. Accounts receivable from one major unaffiliated custome for the years ended February 28, 2007 and 2006 were $19,783 (5% of accounts receivable) and $44,074 (82% of accounts receivable) respectively. The Company, however, believes that it is not dependent upon this customer due to the nature, of its product, and the gas sales contract provides that the Company may terminate the contract with thirty days notice.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


The implementation of SFAS No. 143 during fiscal 2007 resulted in an increase of $77,300 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, The SEC issued Staff Accounting Bulletin no. 108 ("SAB 108") to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered is material. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of March 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has applied the guidance in SAB 108 and there are no material effects on the Company's financial position, results of operations or cash flows.

In September 2006. the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

The FASB has also issued SFAS No.. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)", but it will not have any relationship to the operations of the Company at this time.

In July 2006, the FASB released FASB Interpretation No. 48--Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). Fin 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No 109--Accounting for Income Taxes ("SFAS 109") and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The adoption of FIN 48 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS
-----------------

Certain amounts reported in the Company's financial statements for the year ended February 28, 2006, may have been reclassified to conform to the current year presentation.

2. SLATER DOME GATHERING, LLLP
   ---------------------------

At February 28, 2006, the Company owned 59.972% of the Class A limited partnership interests and, accordingly, 53.97% of SDG before payout. Effective May 10, 2006, New Frontier Energy, Inc. (the "Corporation") entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC, whereby the Corporation increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring an additional 12.16 Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194 (the "Debenture"). The Debenture bears interest at a rate of 2.5% per annum and is due January 1, 2008. The Debenture and unpaid interest is convertible into common shares at a conversion price of $1.33 per share. The Debenture originally provided the holder the right to convert into shares of the Company's Common Stock at an exercise price of $2.00, which was adjusted to $1.33 on January 16, 2007 pursuant to anti-dilution rights. Following the acquisition of the 12.16 Class A limited partnership interests the Corporation owns 82.76% of the limited partnership interests in SDG. The Corporation will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

SDG is considered a variable-interest entity under FIN No. 46R and has been consolidated effective March 31, 2005. The creditors of SDG do not have recourse to the general credit of the Company.

The Debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.33 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

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

The producers at the Slater Dome Prospect have entered into a ten year agreement with SDG whereby each producer agrees to deliver a minimum daily quantity ("MDQ") of gas during the first five years following the date the line starts transporting gas. The following table summarizes the MDQ requirements:

                              Minimum Producers' Aggregate MDQ/MMBtu
        Year                                Quantities
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

3. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment consists of the following:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007



     Natural gas gathering line                    $  2,609,841
     Proved oil and gas properties                    5,402,888
     Unproved oil and gas properties                  7,809,204
     Office furniture and equipment                     130,237
                                                   ------------
                                                     15,952,970
     Less accumulated depreciation and depletion       (610,899)
                                                   ------------

     Net property and equipment                    $ 15,341,271
                                                   ============

Effective November 3, 2006, the Company entered into a Purchase and Sale Agreement (the "Cedar Ridge Agreement") with Cedar Ridge, LLC. ("Cedar Ridge"), whereby the Company acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Field, which was closed effective December 14, 2006. The purchase price for Cedar Ridge's interest was $8,000,000. In the transaction, The Company acquiree an estimated proved reserves of 8,214,000 MCF of natural gas, according to an independent reservoir engineering firm. After the transaction was completed the Company owned a 66.66667% working interest in the Slater Dome field and became the operator.

Total depreciation and depletion of property and equipment amounted to $319,904 and $188,915 for the years ended February 28, 2007, and February 28, 2006, respectively.

4. CONVERTIBLE DEBENTURES
   ----------------------

On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000, of which $145,200 have been converted into shares of common stock. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Warrants"). The original Debenture conversion rate of $1.20 was adjusted to $1.08 and the original Warrant exercise price was adjusted from $2.00 to $1.33 on January 16, 2007 along with an increase in the number of warrant shares to 13,861 per unit pursuant to anti-dilution rights.

The interest on the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $1.08 in interest due. The Warrants are exercisable at $1.33 per Share of Common Stock and have a call feature provided that the Company's Common Stock has been trading at not less than $4.50 per share for twenty consecutive trading days and the underlying shares are subject to an effective registration statement that has been continuously effective for a minimum of 30 days.

The Debentures have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.08 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

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

The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature which amounted to $268,358. The total cost associated with the offering in the amount of $1,778,156 is being amortized over 24 months commencing July 22, 2006. Amortization expense amounted to $888,350 and $540,133 for the years ended February 28, 2007, and February 28, 2006 respectively, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007



     Convertible debt                     $ 2,614,800
     Debt discount, net of amortization      (349,673)
                                          -----------
                                          $ 2,265,127
                                          ===========

On May 10, 2006, the Company issued convertible subordinated debt in the amount of $608,194. The debenture bears 2.5% interest and is due January 1, 2008, convertible into 304,097 shares of the $0.001 par value common stock (the "Common Stock") of New Frontier Energy at the rate of $2.00 per share. The market value of the shares in the date the Company entered into the Agreement was $2.11 per share. The debenture is subordinated to payment of principal and interest to The Company's outstanding Convertible Debentures due July 22, 2007. The Debenture conversion rate of $2.00 originally was adjusted to $1.33 on January 16, 2007 pursuant to anti-dilution rights.

The interest on the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make payment in stock, such shares ("Interest Shares") shall be payable at the rate of 1 Interest Share per $1.33 in interest due.

The Debenture has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.33 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during year ended February 28, 2007 was $17,607, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

At February 28, 2007 the balance of the convertible debt, affiliates is as follows:


     Convertible debt, affiliates         $ 608,194
     Debt discount, net of amortization     (15,844)
                                          ---------
                                          $ 592,350
                                          =========

In March 2007, the Company repaid $306,072 of the convertible debenture, affiliates.


5. ASSET RETIREMENT OBLIGATIONS
   ----------------------------

The implementation of SFAS No. 143 during fiscal 2007 resulted in an increase of $77,300 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

A reconciliation of the Company's asset retirement obligation liability as of February 28, 2007 and 2006 is as follows:

                                                 February 28,
                                               2007       2006
                                             --------   --------
     Beginning asset retirement obligation   $ 62,700   $     --
     Liabilities incurred                      77,300     62,700
     Changes in estimates                          --         --
     Accretion expense                             --         --
                                             --------   --------
     Ending asset retirement obligation      $140,000   $ 62,700
                                             ========   ========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

6. INCOME TAXES
   ------------

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires, use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently-enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized. A reconciliation of the Company's asset retirement obligation liability is as follows:

The provision (benefit) for income taxes consists of the following components:

                                       February 28,
                                ---------------------------
                                     2007           2006
                                ------------   ------------
     Current                    $         --   $        --
     Deferred                   $         --   $        --

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                  February 28,
                                          --------------------------
                                              2007           2006
                                          -----------    -----------
     Deferred tax assets:
      Net operating loss carry forwards   $ 3,514,300      2,605,400
     Deferred tax liabilities:
       Property and equipment                (707,100)      (656,800)
                                          -----------    -----------
                                            2,807,200      1,948,600
     Less valuation allowance              (2,807,200)    (1,948,600)
                                          -----------    -----------
                                          $        --    $        --
                                          ===========    ===========


A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

     Statutory U.S. federal rate           34.00%
     State income taxes                     4.95%
                                          -------
     Total                                 38.95%
                                          =======

The Company's provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The Company has a consolidated tax loss carry forward of $9,022,500, which expires through 2027. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carry forward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carry forwards will not be utilized before expiration.

7. STOCKHOLDERS' EQUITY
   --------------------

SERIES A CONVERTIBLE PREFERRED STOCK
------------------------------------

On March 1, 2004, we issued 50,000 shares of Series A Preferred Stock. Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock would rank in pari passu to the Series B Preferred Stock for payment of dividends, redemption, and liquidation. The Series A Preferred Stock paid a cumulative, preferential cash dividend at the rate of 18% of the $5.00 issue price per year, payable monthly in arrears. Pursuant to the terms of the Series A Preferred Stock, the holders of the Series A Preferred Stock could convert any or all of the shares into shares of our Common Stock at the rate of $0.65 per share and unless previously concerted, all of the Series A Preferred Stock will automatically convert into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. On March 1, 2006, the Series A Preferred Stock automatically converted into 384,615 shares of the Company's Common Stock.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

During the year ended February 28, 2007, the holder converted the accrued dividends on the Series A Preferred Stock in the amount of $7,274 to 11,191 shares of Common Stock.

As of February 28, 2007, there are no shares of the Series A Preferred Stock outstanding.

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

On or after February 1, 2007, and in the event the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $1.30 (subject to adjustment), the Company may deliver notice to holders of the Series B Preferred Stock of the Company's irrevocable election to redeem all or part of the Series B Preferred Stock. The redemption price is to be an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. The Company must provide 30 days' written notice to the holders of the Series B Preferred Stock.

As of February 28, 2007, there are 28,490 shares of Series B Preferred Stock issued and outstanding.

During the year ended February 28, 2007, the Company paid cash dividends on the Series B Preferred Stock in the amount of $37,983. The Company recorded accrued dividends of $357,741 as of and for the year ended February 28, 2007. The Company reported dividends of $ 377,402 on the Series B Preferred Stock for the year ended February 28, 2006.

Series C Convertible Preferred Stock
------------------------------------

Effective November 22, 2006, the board of directors of New Frontier Energy, Inc. approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the "Series C Preferred Stock")

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

During the year ended February 28, 2007 the Company issued an aggregate of
444.50 investment units (the "Units"). Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001, $100 stated value, (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price"); (ii) a three-year warrant to purchase 47,619 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants"). In connection with the purchase of a 200 Unit block, the Company agreed to grant that purchaser the right to appoint an equal number of members of the board of directors that have not been appointed by that entity as are present on the Board at any time. The Company issued 222,250 shares of Series C Preferred Stock (444.5 units) realizing gross proceeds of $22,225,000, of which $600,000 was received in advance on a note payable that was subsequently converted to Series C Preferred Stock, offset by offering expenses in the amount of $401,326 resulting in proceeds to the Company of $21,823,674.

The stated value and issue price of the Series C Preferred stock is $100.00 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly on January 31, April 30, July 31 and October 31, beginning with January 31, 2007. The form of dividend payments may be, at the Company's option, in cash or shares of the Company's $0.001 par value common stock (the "Common Stock"), or a combination thereof. The Series C Preferred is convertible into shares of Common Stock at the rate of $1.05 per share.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Preferred Stock an amount equal to the stated value ($100.00) of the Series C Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. If the assets of the Company are insufficient to pay such amounts in full, then the entire assets to be distributed to the holders of the Series C Preferred Stock shall be distributed among the holders of the Series C Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

During the year ended February 28, 2007, the Company recorded accrued dividends on the Series C Preferred Convertible in the amount of $99,633.

WARRANTS
--------

During the year ended February 28, 2007, the board of directors approved the issuance of Warrants (the "Warrants") to purchase common stock in connection with the issuance of Series C 2.5% Cumulative Convertible Preferred Stock and Warrants and Stock Options to investor relations firms, employees and others.

During the year ended February 28, 2006, the board of directors approved the issuance of Warrants (the "Warrants") to purchase common stock in connection with the issuance of 2.5% convertible debentures and Warrants and Stock Options to investor relations firms

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


SERIES A CONVERTIBLE PREFERRED STOCK AND NOTE PAYABLE WARRANTS
--------------------------------------------------------------

The Company issued Warrants to purchase 150,000 shares of Common Stock adjusted to 203,072 on January 16, 2007 because of the anti-dilution rights. The Warrants originally provided the holder Warrant the right to purchase shares of the Company's Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007. The Warrants expire February 1, 2008. The estimated fair value of these Warrants was recorded at $8,000 and was determined using the Black - Scholes Model. Each Warrant expires February 1, 2008.

SERIES B CONVERTIBLE PREFERRED STOCK WARRANTS
---------------------------------------------

The Company issued 4,950,000 Warrants in connection with the Series B Preferred Stock placement, adjusted to 5,180,391 on January 16, 2007 because of the anti-dilution rights. The Warrants originally provided the holder Warrant the right to purchase shares of the Company's Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007 pursuant to anti-dilution rights. Each Warrant expires February 1, 2008.

The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.11 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

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

PLACEMENT AGENT WARRANT SERIES B PREFERRED STOCK
------------------------------------------------

In connection with the offer and sale of our Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the "Placement Agent Warrant"). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year Warrant to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share. The Placement Agent Warrant expires on February 1, 2008. As the Placement Agent has not exercised its right to purchase the units, the Placement Agent Warrants are not included in the table.

2.5% CONVERTIBLE DEBENTURE WARRANTS
-----------------------------------

The Company issued 1,150,000 Warrants adjusted to 1,716,451 on January 16, 2007 pursuant to anti-dilution rights. The Warrants provide the holder Warrant the right to purchase shares of the Company's Common Stock at an exercise price of $1.33 after adjusting for anti-dilution. The estimated fair value of these Warrants was recorded as debt issuance costs in the amount of $966,000 and was determined using the Black - Scholes Model. Each Warrant expires July 22, 2008. The fair value has been recorded as debt issuance costs.

The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.33 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions. In the event the shares of Common Stock underlying the Warrants are subject to an effective registration statement that has been continuously effective for a minimum of 30 days and the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $4.00 (subject to adjustment), the Company may redeem the Warrants upon 30 days' written notice to the holders of the Warrants at a redemption price of $0.01 per Warrant Share.

PLACEMENT AGENT WARRANT 2.5% CONVERTIBLE DEBENTURE
--------------------------------------------------

In connection with the placement of the Series B Preferred Stock issue on July 22, 2005, the Placement Agent or its designees received three-year Warrants to purchase 230,000 shares adjusted to 255,040 on January 16, 2007 pursuant to anti-dilution rights and 115,000 shares adjusted to 173,533 at $1.08 and $1.33 per share, respectively after adjusting for anti-dilution. Using the Black Scholes Model, the fair values of these warrants were estimated at $143,000 and $96,600, respectively. The fair value has been recorded as debt issuance costs.

The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.33 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


NONQUALIFIED STOCK OPTIONS
--------------------------

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company's Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008 and expire on November 30, 2014. The Company's stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options was recorded at $4,124,400 and $515,550 is being amortized quarterly as the options vest. During the fiscal year ended February 28, 2007, $1,031,100 was charged to general and administrative expenses.

On July 6, 2005, the Company issued a three-year nonqualified stock option for 75,000 shares of Common Stock at an exercise price of $1.50 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on July 6, 2005, was $1.26 per share. Using the Black-Scholes model with estimated volatility of 94.8%, risk-free interest rate of 4.2%, and a life of three years, the estimated fair value of the grant is $54,642, which was recorded as general and administrative expense. During the fiscal year ended February 28, 2007, the holder exercised 37,500 of the options at $1.50 per share. The option to purchase the remaining 37,500 shares adjusted to 50,006 with an exercise price of $1.13 on January 16, 2007 pursuant to anti-dilution rights.

STOCK PURCHASE WARRANT TO INVESTOR RELATIONS FIRM
-------------------------------------------------

On December 28, 2006, the Company issued a three-year nonqualified stock option for 500,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on December 28, 2006, was $1.45 per share. Using the Black-Scholes model with estimated volatility of 82.75%, risk-free interest rate of 4.73%, and a life of three years, the estimated fair value of the grant is $350,317, which was recorded as general and administrative expense.

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

STOCK PURCHASE WARRANT TO SHAREHOLDER
-------------------------------------

On February 28, 2006, the Company issued a four-year stock purchase warrant for 200,000 shares of Common Stock at an exercise price of $2.00 per share to a shareholder in settlement of a contractual dispute. The closing price of the stock on February 28, 2006, was $2.50 per share. Using the Black-Scholes model with estimated volatility of 70.2%, risk-free interest rate of 4.5% and a life of four years, the estimated fair value of the grant is $305,700, which was recorded as general and administrative expense.

The following table summarizes information about fixed-price stock options and warrants outside of the plans at February 28, 2007 and 2006.

                                February 28, 2007        February 28, 2006

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                Shares         Price     Shares       Price
                                ----------------------------------------------
Beginning of period               7,340,838    $   1.35  5,137,083    $   4.00
Granted                          32,250,203    $   1.34  2,313,477    $   1.50
Anti-dilution warrants issued     1,735,030    $   1.19         --    $  --
Exercised                        (1,197,414)   $   1.38    (72,639)   $   1.38
Expired                                  --    $     --    (37,083)   $   4.00
                                -----------              ---------
End of period                    40,128,657    $   1.61  7,340,838    $   1.35
                                ===========              =========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


On November 10, 2006, 3,950,000 non-incentive options were granted which vest 493,750 shares each fiscal quarter over two years. The remaining contractual life for the $1.25 non-incentive stock options is 9.70 years.

Non-incentive Stock Option Plan Shares Exercisable

                                February 28, 2007        February 28, 2006

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                Shares         Price     Shares       Price
                                ----------------------------------------------
Beginning of period                      --   $      --     --      $     --
Granted                             987,500   $    1.25     --      $     --
Exercised                                --   $      --     --      $     --
Expired                                  --   $      --     --      $     --
                                -----------              -----
End of period                       987,500   $    1.25     --      $     --
                                ===========              =====

As a result of the grant of stock options to certain officers, directors, employees and agents on November 10, 2006 and the issuance of the Series C Preferred Convertible Stock together with the warrants associated with that issue, the anti-dilution provisions of certain options and warrants were triggered resulting in the following increase in options and warrants summarized as follows:

                                                 Number            New
                                                of Shares        Exercise
                                               Exercisable        Price
         ----------------------------------------------------------------
         Warrants exercisable at $1.38            1,059,985      $   1.11
         Warrants exercisable at $2.00              637,499      $   1.33
         Warrants exercisable at $1.20               25,040      $   1.08
         Warrants exercisable at $1.50               12,506      $   1.13
                                              -------------
                                                  1,735,030      $   1.19
                                              =============


Options and Warrants Outstanding and Exercisable
                                                      Weighted
                                                      Average
Range                                                 Remaining     Weighted
of                            Number                  Contractual   Average
Exercise                      of Shares Outstanding   Life in       Exercise
Price                         And Exercisable         Years         Price
-----------------------------------------------------------------------------
$1.00 to $1.50               26,855,113               2.46          $   1.46
$1.51 to $2.75               13,273,544               2.25          $   1.91
                             ----------
                             40,128,657
                             ==========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

COMMON STOCK
------------

During the year ended February 28, 2006, the Company issued 27,502 restricted common shares in the aggregate for geological and geophysical consulting services rendered during the period to an unrelated third party. The total of $40,743 has been recorded as exploration costs. In addition, 4,000 restricted common shares were issued to an unrelated third party for general and administrative services of $8,200.

8. EQUITY INCENTIVE PLAN STOCK OPTION PLAN
   ---------------------------------------

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

The changes in the outstanding stock options during the years ended February 28, 2007 and February 28, 2006 are summarized as follows:

                                February 28, 2007        February 28, 2006

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                Shares         Price     Shares       Price
                                ----------------------------------------------
Beginning of period               588,000      $0.78      450,000       $0.78
Granted                              -                    150,000       $1.15
  Exercised                      (28,667)      $0.75      (12,000)      $0.75
  Expired                            -                         --
                                ---------               ---------
End of period                     559,333      $0.87      588,000       $0.87
                                =========               =========


At February 28, 2007, the weighted average remaining contractual life for the $1.00 options is 6.27 years, the weighted average remaining contractual life for the $0.75 options is 7.66 years, and the remaining weighted average remaining contractual life for the $1.15 options is 8.20 years.

The Company had accounted for the stock options granted to employees and the director using the intrinsic value method. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. All were vested prior to the year ended February 28, 2006. The following table illustrates the effect on net loss, had the Company adopted the fair value based method of accounting for stock options (using the Black-Scholes pricing model) provided under SFAS No. 123, to stock-based employee compensation. The fair-value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of the options of 10-years, expected volatility of 93%, risk-free interest rate of 4.2% and no dividend yield. The weighted average fair value for the options granted in fiscal 2006, was approximately $1.02.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

                                                            Fiscal Year Ended
                                                                February 28,
                                                                   2006
                                                               -----------
     Net (loss) as reported                                    $(3,011,556)
     Preferred stock dividends                                    (418,580)
                                                               -----------
     Net (loss) attributable to common shareholders             (3,430,136)
     Deduct:
     Total stock-based compensation determined
     under fair value based methods net of related
     tax effects                                                  (152,591)
                                                               -----------
     Pro forma net (loss)                                      $(3,582,727)
                                                               ===========

     Earnings per share:
     Basic and diluted as reported                             $     (0.94)
                                                               ===========
     Basic and diluted  pro forma                              $     (0.98)
                                                               ===========


9. COMMITMENTS LAWS AND REGULATIONS
   --------------------------------

The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

EMPLOYMENT AGREEMENTS
---------------------

The Company has written employment agreements with its two executive officers. Pursuant to their employment agreements, said officers devote such time as each deems necessary to perform their duties to the Company and are subject to conflicts of interest. The employment agreements expire on October 31, 2009; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to the employment agreements, the Officers receive base salary compensation in the aggregate amount of $305,004 per annum, adjusted annually at the rate of inflation as measured under the federal Consumer Price Index or ($6,000), whichever is greater. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

The employment agreements contain provisions under which the Company will be obligated to pay the executive officers all compensation for the remainder of their employment agreements and 2.99 times their annual salary if a change of control, as defined in the employment agreements occurs.

OFFICE LEASES
-------------

The Company is obligated for $2,667 per month under a lease for office space expiring December 31, 2008, or a total of $58,674 remaining on the lease at the rate of $32,000 per annum.

The Company is obligated for quarterly lease payments of $1,950 under a lease for its field office at the Slater Dome Field expiring December 31, 2007, or a total of $5,850 remaining on the lease.

DRILLING COMMITMENT
-------------------

On February 23, 2007, the Company entered into an agreement with a drilling contractor that provides minimum payments of $435,000, of which $217,500 was paid prior to year end and the balance due 5 days prior to the commencement of drilling, expected to be June 15, 2007, under certain conditions.

10. BUSINESS SEGMENT INFORMATION
    ----------------------------

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the years ended February 28, 2007 and 2006 is presented for the principal business segments as follows:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

                                             Oil & Gas     Gas Gathering   Consolidated
                                           --------------------------------------------
February 28, 2007
Revenues                                   $    238,385    $    122,796    $    361,181
Income (loss) before taxes                 $ (4,505,936)   $    (51,827)   $ (4,557,762)
Total assets                               $ 26,498,297    $  2,549,426    $ 29,047,723
Property additions                         $  8,923,915    $  8,923,915
Interest expense                           $    (90,214)   $         --    $    (90,214)
Debt issuance costs, non-cash              $   (905,957)   $         --    $   (905,957)
Depreciation, depletion and amortization   $    189,412    $    130,492    $    319,904

February 28, 2006
Revenues                                   $    144,853    $     14,599    $    159,452
Income (loss) before taxes                 $ (2,967,600)   $    (72,516)   $ (3,040,116)
Total assets                               $  4,672,671    $  2,652,256    $  7,324,927
Property additions                         $    767,404    $  2,609,841    $  3,377,245
Interest expense                           $    (68,767)   $         --    $    (68,767)
Debt issuance costs, non-cash              $   (542,018)   $         --    $   (542,018)
Depreciation, depletion and amortization   $    123,669    $     65,246    $    188,915


11. RELATED PARTIES
    ---------------

The Company terminated the previous lease in fiscal 2006, which provided for monthly rent of $1,500 plus utilities and incidentals and executed a new office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company ("Spotswood"), and an affiliate of the president, effective January 1, 2006, for a three-year term, which is renewable under terms and conditions to be negotiated. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of New Frontier owns 50% of Spotswood. The Company is of the opinion that the terms of both leases are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $32,004 and $24,953 in fiscal 2007, and 2006, respectively. In the fiscal year ended February 28, 2006, the Company paid $51,005 for leasehold improvements at its new office space.

The Company paid a corporation controlled by one of the directors for geologic consulting $77,250 and $36,000 in fiscal 2007, and 2006, respectively. During the year ended February 28, 2006 these payments were partially made with 6,000 shares of common stock with a fair value of $9,000.

During fiscal 2006 SDG paid a corporation controlled by the president a construction management fee of $100,000 in connection with acting as the general contractor when building the gas gathering pipeline.

SDG accrued management fees in the amounts of $15,192 and $13,062 in fiscal 2007, and 2006, respectively to an entity partially controlled by the president of the Company.

12. SALE OF OIL AND GAS PROPERTIES
    ------------------------------

In December 2006, the Nucla prospect option holder, exercised the option to acquire the prospect. The Company will realize $185,881 in gross proceeds and recognized a gain on the sale of the prospect of $95,127.

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

14. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
    --------------------------------------------------

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows for the year ended February 28, 2007 (all in the United States):

   Property Acquisition Costs:
   Proved properties                         $1,041,000
   Unproved properties                      $ 7,467,727
   Exploration costs                          $205,713
   Development costs                          $709,753

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007

Results of operations for oil and gas producing activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 2007 and 2006 (all in the United States):

                                                           As of February 28,
                                                           2007         2006
                                                        ---------     ---------
Operating revenues                                      $ 238,385     $ 144,853
                                                        ---------     ---------

Costs and expenses:

      Production                                          642,253       668,788

      Exploration                                         205,713       132,551

      Depletion, depreciation and amortization            143,791       109,445
                                                        ---------     ---------

             Total costs and expenses                     991,757       910,784

(Loss) from oil and gas producing activities            $(753,372)    $(765,931)
                                                        =========     =========

15. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
    -------------------------------------------------

At February 28, 2007 and 2006, the estimated oil and gas reserves presented herein were derived from reports prepared by Questa Engineering, Corp., an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material. The properties included in the oil and gas reserve estimates are those properties at the Slater Dome Prospect that are connected to the gas gathering pipeline at February 28, 2007 and 2006.

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

Estimated Oil and Gas Reserve Quantities.

Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

                                                       Natural Gas in MCF
                                                      2007            2006
                                                   -------------------------
Beginning balance at March 1                        6,006,000             --
Extensions and discoveries                         (1,916,000)            --
Sales of reserves in place                                 --      6,006,000
Improved recovery                                          --             --
Purchase of reserves                                8,214,000             --
Production                                           (190,000)            --
                                                   -------------------------
Proved developed net reserves at February 28       12,114,000      6,006,000
                                                   =========================

All of the Company's oil and gas reserves are classified as proved developed or proved undeveloped.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 28, 2007


Standardized Measure of Discounted Future Net Cash Flow

The table below has been developed utilizing procedures prescribed by SFAS 69 "Disclosures about Oil and Gas Producing Activities" and based on natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following tables should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The Company is of the opinion that the following factors should be taken into account in reviewing the following information:

     a. Future costs and selling prices will probably differ from these required to be used in these calculations;

     b. Due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations;

     c. Selection of a 10% discount rate, as required by SFAS 69, is arbitrary and may not be reasonable as a measure of risk inherent in realizing future net oil and gas revenues; and

     d. Future net revenues may be subject to different rates of income taxation.

sets forth a standardized measure of the estimated discounted future net cash flow attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying prices of $5.21 and $5.32 per MCF of natural gas to the estimated future production of proved oil and gas reserves at February 28, 2007 and 2006 respectively. There were no extensions, discoveries or improved recoveries for the year ended February 28, 2007. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized Measure of Estimated Discounted Future Net Cash Flows

                                                             February 28,
                                                          2007          2006
                                                       -----------   -----------
Future cash inflows                                    $63,109,300   $31,953,800
                                                       -----------   -----------
Deduct:
 Future production costs                                27,077,100    11,496,300
 Future development costs                                8,411,900     4,502,800
 Future income taxes                                     7,243,800     4,048,000
                                                       -----------   -----------
                                                        42,732,800    20,047,100
                                                       -----------   -----------

Future net cash flows                                   20,376,500    11,906,700

Less 10% discount amount                                 8,120,400     5,033,000
                                                       -----------   -----------
Standardized measure of discounted future net cash
   flows relating to proved oil and gas reserves       $12,256,100   $ 6,873,700
                                                       ===========   ===========

Principal changes in the Standardized Measure for the years ended February 28, 2007 and 2006 are summarized as follows:

                                                              February 28,
                                                            2007         2006
                                                       ------------   ----------
Standard measure as of March 1                         $  6,873,700   $       --
                                                       ------------   ----------
Sales of gas produced, net of production costs             (403,868)          --
Extensions and discoveries                                       --    6,873,700
Net change in prices and production costs related to
 future production                                      (16,241,460)          --
Development costs incurred during the year                       --           --
Changes in estimated future development costs            (3,909,100)          --
Purchases of reserves in place                           43,698,480           --
Revisions of quantity estimates                         (10,193,120)          --
Changes in discount                                      (3,087,400)          --
Net change in income taxes                               (3,195,800)          --
Changes in timing and other                              (1,285,332)          --
                                                       ------------   ----------
Aggregate change                                          5,382,400    6,873,700
                                                       ------------   ----------
Standardized measure, as of February 28,               $ 12,256,100   $6,873,700
                                                       ============   ==========


There were no reserves at February 28, 2005; therefore there are no revisions of quantity estimates. There were no extensions, discoveries or improved recoveries for the year ended February 28, 2006.

16. SUBSEQUENT EVENTS
    -----------------

Focus Ranch Unit

The Company entered into an agreement in April 2007, to acquire and take over operations, pursuant to a farm out agreement with the current operator of the Focus Ranch Unit (the "Unit") in northwest Colorado. The Unit consists of approximately 35,000 acres adjacent to and southeast of the Slater Dome development area.

The agreement increases New Frontier Energy's total acreage in and adjacent to the Slater Dome Field to approximately 70,000 acres. The terms of the agreement require New Frontier Energy to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in order to earn 65% of the farmor's working interest, which averages 75% in the Focus Ranch Unit. New Frontier Energy will acquire the remaining 35% working interest from the farmor after completing a production payment from the Unit.

Acquisition of Additional Acreage

In April 2007, the Company acquired a 100% working interest in an additional 1,600 acres in the north Slater Dome Area.

Issuance of Common Stock

Subsequent to February 28, 2007, the Company issued an aggregate of 67,693 shares of common stock arising from the conversion of 440 shares of Series B Convertible Preferred Stock and 17,732 shares of common stock arising from conversions of convertible debentures and accrued interest in the amount of $36,628.