Form 10QSB
period 2007-05-31
NEW FRONTIER ENERGY INC
filed 2007-07-11
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended May 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to  ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes [_] No [X]

As of July 9, 2007, 6,142,618 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes [_] No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1  Financial Statements
        Consolidated Balance Sheet (unaudited) at May 31, 2007               1
        Consolidated Statements of Operations (unaudited) for the
         three months ended May 31, 2007 and 2006                            2
        Consolidated Statements of Cash Flows (unaudited) for the
         three months ended May 31, 2007 and 2006                            3
        Notes to Consolidated Financial Statements (unaudited)               4
Item 2  Management's Discussion and Analysis or Plan of Operations          13
Item 3  Controls and Procedures                                             20

Part II OTHER INFORMATION

Item 1  Legal Proceedings                                                   20
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds         20
Item 3  Defaults Upon Senior Securities                                     20
Item 4  Submission of Matters of a Vote of Security Holders                 20
Item 5  Other Information                                                   20
Item 6  Exhibits                                                            20

SIGNATURES                                                                  22

EXHIBITS

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2007
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
   Cash                                                                 $ 10,365,940
   Accounts receivable, trade                                                630,385
   Prepaid expenses                                                        1,272,880
                                                                        ------------
           Total current assets                                           12,269,205
                                                                        ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $ 728,872                                              15,327,995
                                                                        ------------

OTHER ASSETS
   Deposits                                                                   83,300
                                                                        ------------

                                                                        $ 27,680,500
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $    706,827
   Convertible debenture, affiliates, net of debt discount of $11,096        297,098
   Accrued interest                                                          129,966
   Dividends payable                                                       1,076,358
   Accrued expenses                                                          222,252
   Accounts payable, affiliates                                               30,024
   Convertible debenture, net of debt discount of $ 125,760                2,471,040
                                                                        ------------
           Total current liabilities                                       4,933,565
                                                                        ------------

LONG TERM LIABILITIES

   Asset retirement obligation                                               140,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 522,724

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 25,000,000 shares authorized:
       Series A Convertible, 100,000 shares authorized
       none issued and outstanding                                                --
       Series B Convertible, 36,036 shares authorized
       28,050 issued and outstanding                                              28
       Series C Convertible, 230,000 shares authorized
       222,250 issued and outstanding                                            222
   Common stock, $.001 par value, 500,000,000 shares authorized,
       6,142,618 shares issued and outstanding                                 6,142
   Additional paid in capital                                             35,368,119
   Accumulated (deficit)                                                 (13,290,300)
                                                                        ------------
                                                                          22,084,211
                                                                        ------------

                                                                        $ 27,680,500
                                                                        ============

   See accompanying notes to the unaudited consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended
                                                        May 31,        May 31,
                                                         2007           2006
                                                     -----------    -----------
Operating revenues
        Oil and gas sales                            $    52,596    $    41,406
        Gathering fees                                    44,796          8,852
                                                     -----------    -----------
                                                          97,392         50,258

Operating expenses
        Exploration costs, including dry holes            67,288         16,532
        Lease operating expenses                         385,316        177,623
        Cost of gas gathering                                833          3,249
        General and administrative                       637,084        307,371
        Issuance of common stock warrants                515,550             --
        Depreciation, depletion and amortization         117,973         73,960
                                                     -----------    -----------
               Total operating expenses                1,724,044        578,735
                                                     -----------    -----------

(Loss) from operations                                (1,626,652)      (528,477)
                                                     -----------    -----------

Other income (expense)
        Interest income                                  133,474          2,276
        Interest expense                                 (18,306)       (17,386)
        Debt issuance costs, non-cash                   (228,661)      (225,674)
                                                     -----------    -----------
               Other income (expense), net              (113,493)      (240,784)
                                                     -----------    -----------

(Loss) before income taxes                            (1,740,145)      (769,261)
                                                     -----------    -----------

Income taxes
        Current                                               --             --
        Deferred                                              --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net (income) loss of
        consolidated subsidiary                          (11,517)         9,285
                                                     -----------    -----------

Net (loss)                                            (1,751,662)      (759,976)
Preferred stock dividends and distributions
        to minority interests                           (345,146)       (98,138)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(2,096,808)   $  (858,114)
                                                     ===========    ===========

Net (loss) per common share
        Basic and diluted                            $     (0.34)   $     (0.19)
                                                     ===========    ===========

Weighted average shares outstanding
        Basic and diluted                              6,123,691      4,556,805
                                                     ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements.
                                          2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                    Three Months Ended
                                                                                  May 31,         May 31,
                                                                                   2007            2006
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                  $ (1,751,662)   $   (759,976)
   Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
      Depreciation, depletion and amortization                                      117,973          73,960
      Debt issuance costs, noncash                                                  228,661         225,674
      Minority interest in net income(loss)
        of consolidated subsidiary                                                   11,517          (9,285)
      Issuance of common stock for services                                              --           8,200
      Interest on convertible debenture                                              12,234          17,386
      Amortization of stock option expenses                                         515,550              --
      (Increase) decrease in assets:
         Accounts receivable, trade                                                (261,441)         20,903
         Prepaid expense                                                           (692,906)        (15,313)
      Increase (decrease) in liabilities:
         Accounts payable                                                            58,326         411,134
         Accrued expenses                                                           (57,945)         27,290
                                                                               ------------    ------------

    Net cash (used in) operating activities                                      (1,819,694)            (27)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in deposits                                                             (50,000)             --
   Purchase of property and equipment                                              (104,697)       (314,128)
                                                                               ------------    ------------

      Net cash (used in) investing activities                                      (154,697)       (314,128)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of convertible debentures, affiliate                                    (300,000)             --
   Proceeds from common stock warrant conversions                                        --          94,530
   Preferred stock dividends paid                                                    (6,043)         (4,023)
   Minority interest in subsidiary                                                  (58,960)             --
   Distributions to minority interest holders in consolidated subsidiary            (18,900)         (2,125)
                                                                               ------------    ------------

      Net cash provided by (used in) financing activities                          (383,903)         88,382
                                                                               ------------    ------------

(DECREASE) IN CASH                                                               (2,358,294)       (225,773)

BEGINNING BALANCE                                                                12,724,234         746,018
                                                                               ------------    ------------

ENDING BALANCE                                                                 $ 10,365,940    $    520,245
                                                                               ============    ============

Cash paid for income taxes                                                     $         --    $         --
                                                                               ============    ============
Cash paid for interest                                                         $      6,072    $     34,466
                                                                               ============    ============

Supplemental schedule of non-cash investing and financing activities:

   Series B preferred stock converted to common stock                          $         68    $         50
   Series A preferred stock converted to common stock                          $         --    $        385
   Series A preferred stock dividends converted to common stock                $         --    $      7,274
   Intrinsic value of conversion feature of convertible debt                   $         --    $     33,451
   Conversion of convertible debentures and accrued interest to common stock   $     18,628    $     22,876
   Purchase of interest in subsidiary with convertible debt                    $         --    $    608,194

   See accompanying notes to the unaudited consolidated financial statements.
                                        3

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2007

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

     On June 30, 2003, Wyoming's Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier. The dividend was paid in the form of one share of New Frontier common stock (the "Common Stock") for every four shares of common stock of Wyoming. Shareholders of record of Wyoming as of the close of business on June 30, 2003, the record date, were issued a certificate representing one share of New Frontier for each four shares of Wyoming they held at that date.

     During the year ended February 28, 2006, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). SDG was organized to construct a natural gas gathering line from the Company's Slater Dome/Coal Creek Draw Prospect, located in northwest Colorado and southwest Wyoming (the "Slater Dome Field") that transports the gas from the Slater Dome Field to the Questar transmission line at Baggs, Wyoming. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004 and was inactive until it received its initial funding on May 18, 2005.

     Principles of Consolidation
     ---------------------------

     The May 31, 2007, financial statements include the accounts of the Company and SDG as of and for the three months ended May 31, 2007 and 2006. SDG has a calendar quarter end, March 31, which is consolidated with the Company effective May 31, 2007 and 2006. All significant intercompany accounts and transactions in 2007 and 2006 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

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

     Unaudited Statements
     --------------------

     The financial statements included in this Form 10-QSB have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2007, included in the Company's annual report on Form 10-KSB filed with the Commission on May 24, 2007.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three months ended May 31, 2006, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP
     ---------------------------

     Effective May 10, 2006, the Company entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194; see Note 3. Following the acquisition of these Class A limited partnership interests the Company owns 82.76% of the limited partnership interests in SDG. The Company will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter. The Company's President and Chief Executive Officer is a manager of NRGG.


3.   CONVERTIBLE DEBT, AFFILIATES
     ----------------------------

     On May 10, 2006, the Company issued convertible subordinated debt in the amount of $608,194 to NRGG. The debenture bears 2.5% interest, is due January 1, 2008 and is convertible into shares of the Common Stock of the Company at the rate of $1.33 per share. The convertible subordinated debt was originally convertible into shares of Common Stock at a price of $2.00, which was adjusted to $1.33 pursuant to certain anti-dilution rights. The market value of the shares on the date the Company entered into the convertible subordinated debt with NRGG was $2.11 per share. The debenture is subordinated to payment of principal and interest to the Company's outstanding Convertible Debentures due July 22, 2007.

     The interest on the convertible subordinated debt accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the convertible subordinated debt (or portion thereof), in cash or in stock, at the Company's option. If the Company elects to make interest payments in stock, such shares ("Interest Shares") shall be payable at the rate of one Interest Share per $2.00 in interest due.

     The convertible subordinated debt has customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.33 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to certain employee stock options and shares issued in connection with certain mergers and acquisitions.

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during three months ended May 31, 2007 and 2006, was $4,748 and $1,761 respectively, and is included in debt issuance costs, non-cash in the accompanying financial statements. In March 2007, the Company repaid $300,000 of the convertible debenture issued to NRGG plus accrued interest of $6,072.

     At May 31, 2007 the balance of the convertible debt is as follows:

     Convertible debt                                            $ 308,194
     Less debt discount                                            (11,096)
                                                                 ---------
                                                                 $ 297,098
                                                                 =========
4.   CONVERTIBLE DEBT
     ----------------

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share which was adjusted to $1.08 pursuant to certain anti-dilution rights, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Debenture Warrants"), which was adjusted to $1.33 pursuant to certain anti-dilution rights.

     The Debenture Warrants were valued using the Black-Scholes option-pricing model based on the market price of the Common Stock at the commitment date. The Debenture Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Debenture Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during three months ended May 31, 2007 and 2006 was $223,913 for both periods and is included in debt issuance costs, non-cash in the accompanying financial statements.

     Convertible debt                                          $ 2,596,800
     Less debt discount                                           (125,760)
                                                               -----------
                                                               $ 2,471,040
                                                               ===========

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

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). The issue price of the Series B Preferred Stock is $100.00 per share. Each share of Series B Preferred is convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

     During the three months ended May 31, 2007, holders of 440 shares of Series B Preferred Stock converted the shares into 67,693 shares of common stock in accordance with the terms of the Series B Preferred. As of May 31, 2007, there were 28,050 shares of the Series B Preferred issued and outstanding.

     The Company paid $6,043 in dividends and accrued $86,596 on the Series B Preferred resulting in accrued dividends in the amount of $737,074 as of May 31, 2007.

     Series C Convertible Preferred Stock
     ------------------------------------

     Effective November 22, 2006, the board of directors of New Frontier Energy, Inc. approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the "Series C Preferred Stock")

     The stated value and issue price of the Series C Preferred Stock is $100.00 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly on January 31, April 30, July 31 and October 31, beginning with January 31, 2007. The form of dividend payments may be, at the Company's option, in cash or shares of the Company's $0.001 par value common stock (the "Common Stock"), or a combination thereof. The Series C Preferred Stock is convertible into shares of Common Stock at the rate of $1.05 per share.

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

     The Company has the right to redeem the Series C Preferred Stock commencing six months from a final closing date in the event the closing bid price of the Company's Common Stock has closed for 20 consecutive trading days at a price not less than $3.00 (subject to adjustment) by delivering notice to holders of the Series C Preferred Stock. The maximum aggregate number of Series C Preferred Stock which may be redeemed pursuant to any such redemption notice in any given week shall be that number of shares of Series C Preferred Stock for which the underlying Common Stock (together with any accrued dividends payable in Common Stock thereon) are less than or equal to 25% of the average daily trading volume of the Common Stock for the 20 Trading Days preceding each such redemption notice date.

     During the three months ended May 31, 2007, there were no shares of Series C Preferred Stock converted into shares of Common Stock. As of May 31, 2007, there were 222,250 shares of the Series C Preferred Stock issued and outstanding.

     The Company did not pay any dividends on the Series C Preferred Stock and accrued $239,650 on the Series C Preferred Stock resulting in accrued dividends in the amount of $339,284 as of May 31, 2007.

     Stock Options
     -------------

     On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company's Common Stock, which are exercisable at a price of $1.25 (the "Non-Qualified Stock Options"). The Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008 and expire on November 30, 2016. The Company's stock closed at $1.24 on November 10, 2006. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 67%, risk free interest rate of 5% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.96 per share. The value of the options was recorded at $3,796,745 and $515,550 is being amortized quarterly as the options vest. The activity for the Non-Qualified Stock Options is summarized as follows:

                                                    May 31, 2007
                                                            Weighted
                                                             Average
                                                            Exercise
                                                  Shares      Price
                                               ---------------------
     Beginning of period                         987,500   $   1.25
       Vested                                    493,750   $   1.25
       Granted                                        --   $     --
       Exercised                                      --   $     --
       Expired                                        --   $     --
                                               ---------
     End of period                             1,481,250   $   1.25
                                               =========


     A summary of the incentive stock option activity is summarized in the following table:


                                                    May 31, 2007
                                                            Weighted
                                                             Average
                                                            Exercise
                                                  Shares      Price
                                               ---------------------
     Beginning of period                         559,333   $   0.88
       Vested                                         --   $     --
       Granted                                        --   $     --
       Exercised                                      --   $     --
       Expired                                        --   $     --
                                               ---------
     End of period                               559,333   $   0.88
                                               =========

     The following table summarizes information about fixed-price stock options and warrants at May 31, 2007:

                                                    May 31, 2007
                                                            Weighted
                                                             Average
                                                            Exercise
                                                  Shares      Price
                                              ----------------------
     Beginning of period                      40,128,657   $   1.35
       Vested                                         --   $     --
       Granted                                        --   $     --
       Exercised                                      --   $     --
       Expired                                        --   $     --
                                               ---------
     End of period                            40,128,657   $     --
                                               =========

             Options and Warrants Outstanding and Exercisable

                                            Weighted
                                            Average
           Range                           Remaining      Weighted
            of               Number       Contractual     Average
         Exercise          of Shares        Life in       Exercise
          Price           Outstanding        Years         Price
     ------------------------------------------------------------------
     $1.00 to $1.50        26,855,113         2.21       $   1.46
     $1.51 to $2.75        13,273,544         2.00       $   1.91
                           ----------
                           40,128,657
                           ==========

     In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of May 31, 2007, no options have been granted under the plan.

6.   RELATED PARTIES
     ---------------

     The Company paid $8,000 during each of the three months ended May 31, 2007 and 2006, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $8,000 and $9,000 for geological consulting during the three months ended May 31, 2007 and 2006 respectively and accrued $5,000 in consulting fees at May 31, 2007.

     SDG accrued management fees, to an entity partially controlled by the president in the amount of $1,201 during the three months ended May 31, 2007. SDG has an account payable to that entity in the amount of $30,024.

7.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the three months ended May 31, 2007 and 2006, are presented for the principal business segments as follows:

                                                     Oil & Gas     Gas Gathering  Consolidated
                                                  ---------------------------------------------
     May 31, 2007
       Revenues                                   $     52,596    $     44,796    $     97,392
       Loss before taxes                          $ (1,741,674)   $      1,529    $ (1,740,145)
       Total assets                               $ 25,162,183    $  2,518,317    $ 27,680,500
       Property additions                         $    104,697    $         --    $    104,697
       Interest expense                           $    (18,306)   $         --    $    (18,306)
       Debt issuance costs, non-cash              $   (228,661)   $         --    $   (228,661)
       Depreciation, depletion and amortization   $     85,350    $     32,623    $    117,973

     May 31, 2006
       Revenues                                   $     41,406    $      8,852    $     50,258
       Loss before taxes                          $   (732,873)   $    (36,388)   $   (769,261)
       Total assets                               $  4,754,093    $  2,578,833    $  7,332,925
       Property additions                         $    314,128    $         --    $    314,128
       Interest expense                           $    (17,386)   $         --    $    (17,386)
       Debt issuance costs, non-cash              $   (225,674)   $         --    $   (225,674)
       Depreciation, depletion and amortization   $     37,337    $     36,623    $     73,960

8.   SUBSEQUENT EVENTS
     -----------------

     On June 4, 2007, the Company amended the agreement to acquire and take over operations, pursuant to a farmout agreement with the current operator of the Focus Ranch Unit (the "Unit") in northwest Colorado. The Unit consists of approximately 38,695 gross acres adjacent to and southeast of the Slater Dome development area. The terms of the agreement require the Company to commence testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well on or before August 1, 2007 in order to earn the farmor's working interest, which averages 75% in the Unit. If commercial production from the Unit is established, the Company will make a production payment from 35% of the net proceeds at the wellhead to the farmor until the farmor has received $2,000,000, at which time, the Company will receive 100% of the farmor's interest.

     On June 11, 2007, the Company held a special meeting of the Company's common stockholders and holders of its Series B Preferred. The common stockholders and the holders of its Series B Preferred approved an amendment to the Company's Articles of Incorporation, as amended, which increases the number of authorized shares of the Company's $0.001 par value common stock (the "Common Stock") from 50,000,000 shares to 500,000,000 shares. Further, the common stockholders approved and ratified the Company's 2007 Omnibus Long Term Incentive Plan (the "Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the Plan. As of May 31, 2007, no options have been granted under the Plan to date.

     On June 15, 2007, the Company acquired a facility to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price of the facility was $1,175,000. The Company paid $293,750 and executed a five-year promissory note for $881,250 bearing interest at a rate of 7.56% per annum. The note is collateralized by the facility.


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

     The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB and the following:

     o    The general state of the economy;
     o Our ability to find third parties to implement our plan of operations in drilling additional wells at the Slater Dome Field (as defined below) and prove reserves at the Focus Ranch Unit;
     o    Our ability to successfully implement our plan of operations;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended;
     o    Our ability to identify, finance and integrate other acquisitions;

     o    Volatility of our stock price; and
     o Actions of overseas producers of oil and natural gas over which we have no control.

     We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 28, 2007, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2007.

Overview
--------

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in four oil and gas prospects, two of which are undeveloped. During the quarter ended February 28, 2007, we acquired an additional 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming (the "Slater Dome Field"). The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 33,949 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 4,030 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 66.7% working interest. The Focus Ranch Unit (the "Unit"), consisting of approximately, 38,600 gross acres, which is subject to a farmout agreement. The terms of the farmout agreement requires us to commence testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well on or before August 1, 2007 in order to earn the farmor's working interest, which averages 75% in the Unit. If commercial production from the Unit is established, New Frontier Energy will make a production payment from 35% of the net proceeds at the wellhead to the farmor. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Unit.

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

     The following discussion and analysis covers the consolidated financial condition of the Company at May 31, 2007, changes in our financial condition since February 28, 2007, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2007 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2007.


Results of Operation: Three months ended May 31, 2007 compared to the three months ended May 31, 2006.

     For the three months ended May 31, 2007 we reported a net loss attributable to common shareholders of $2,096,808 or $0.34 per share, on revenue of $97,392. This compares to a net loss attributable to common shareholders of $858,114, or $0.19 per share, on revenue of $50,258, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coalbed methane gas from the Slater Dome Field.

     Revenues for the three months ended May 31, 2007 were $97,392 compared with $50,258 for the three months ended May 31, 2006, an increase of $47,134 or 93.78%. Oil and gas revenues were $52,596 this quarter compared with $41,406, an increase of $11,190 or 27.03%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 11,073 MCF compared to the same quarter in 2006.The increase in production is accounted for in two segments; the first is an increase of 3,913 MCF attributable to increased production from the wells and 7,160 MCF is attributable to our increased ownership in the Slater Dome Field. Average gas sales prices decreased by $1.40 per MCF or 25% in this quarter as compare to the comparable period ended May 31, 2006. SDG revenues from the gathering pipeline were $44,796 for the three months ended March 31, 2007 compared with $8,852 for its quarter ended March 31, 2006, an increase of $35,944 or 406.06%. The increase relates principally to the contractual arrangement with the Slater Dome Field producers whereby the producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees commencing June 1, 2006. The shortfall increase amounted to $40,832 offset by a decrease in gathering fees in the amount of $4,879 paid by the other working interest owners at the Slater Dome Field for gas transported during the three months ended May 31, 2007 as compared with the same period in the previous quarter of 2006.

     Exploration costs for the three months ended May 31, 2007 were $67,288 compared with $16,532 in the three months ended May 31, 2006, an increase of $50,756 or 307.02%. The reason for the increase is increased seismic and geologic consulting and purchasing seismic lines during the three months ended May 31, 2007 offset by a decrease in delay rentals compared with the same period in the previous quarter of 2006 summarized as follows.

                                                                  Increase
                                             2007       2006     (Decrease)
                                          --------------------------------
     Geologic consulting                  $ 15,000    $  9,000    $  6,000
     Seismic consulting                     15,571          --      15,571
     Seismic lines                          27,326          --      27,326
     Miscellaneous other costs                 919       1,023        (104)
     Delay rentals                           8,472       6,509       1,963
                                          --------------------------------
                                          $ 67,288    $ 16,532    $ 50,756
                                          ================================

Lease operating expenses for the three months ended May 31, 2007 were $385,316 compared with $177,623 in the three months ended May 31, 2006, an increase of $207,693 or 116.93%. The principal reason for the increase is that in the three months ended May 31, 2007 we owned 66.7% of the working interest as compared with 30% in the same period in the previous of 2006 together with costs associated with reworking our producing wells in 2007 that were not present in 2006. The changes are summarized as follows.

                                                                     Increase
                                               2007       2006      (Decrease)
                                            ---------------------------------
     Lease operating expenses               $  96,608   $ 177,623   $ (81,015)
     Lease operating expenses associated
     with the increased  working interest     118,183          --     118,183

     Rework expenses                          170,525          --     170,525
                                            ---------------------------------
                                            $ 385,316   $ 177,623   $ 207,693
                                            =================================


     The costs of gas gathering amounted to $833 during the three months ended March 31, 2007 as compared to $3,249 for the same quarter in 2006, a decrease of $2,417 or 74.38%. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended May 31, 2007 were $637,084 compared with $307,371 in the three months ended May 31, 2006, an increase of $329,713 or 107.27%. The following table summarizes the major components of the fluctuations.

                                                                  Increase
                                             2007       2006     (Decrease)
                                         ---------------------------------
     Employee compensation               $ 292,724   $  72,084   $ 220,640
     Financial public relations            155,287      58,889      96,398
     Professional fees                      56,137      43,547      12,590
     Insurance                              37,461      28,601       8,860
     Reserve engineering costs              25,783      39,361     (13,578)
     Payroll and other taxes                20,945       3,717      17,228
     Travel                                 13,205      19,222      (6,017)
     Miscellaneous other                    21,358      16,599       4,759
     Repairs and maintenance                 7,318         628       6,690
     Landman fees and expenses               5,096      18,198     (13,102)
     Management fees  SDG                    1,770       6,525      (4,755)
                                         ---------------------------------
                                         $ 637,084   $ 307,371   $ 329,713
                                         =================================

     Employee compensation increased $220,640 in the quarter ended May 31, 2007 compared with the quarter ended May 31, 2006 because bonuses to officers increased $160,000, together with additional staff compensation in the amount of $60,640 resulting from annual salary increases and the addition of a landman to the staff. The increase in costs associated with presenting the Company to the financial community in the amount of $96,398. is principally attributable to an increase in financial public relations firms fees in the amount of $102,500 offset by decreases in other related costs of $6,102. Professional fees increased by $12,590 as a result of increased legal and accounting fees associated with the increasing corporate activity. Insurance costs increased $8,860; such increase is considered normal in the ordinary course of business. Reserve engineering costs decreased $13,578 because the report in the three months ended May 31, 2007 was the second engineering report the Company commissioned and the engineer had a base line from the first report commissioned in the three months ended May 31, 2006. Payroll and other taxes increased by $17,228, principally as a result of increased compensation. Travel costs decreased by $6,017 as a result of decreased corporate travel related activities in the quarter ended May 31, 2007. Miscellaneous other non-specified costs increased $4,759 and such change is considered normal in the ordinary course of business Repairs and maintenance increased by $7,318, $3,421 of which is associated with gathering line maintenance and the balance of $3,267 is related to normal maintenance of office equipment. Landman fees and other expenses decreased by $13,102, principally because the landman became an employee during the quarter ended May 31, 2006 and accordingly, that compensation is reflected in the increase in salaries. Management fees incurred by SDG decreased by $4,755 because the managers were compensated based on gross revenues for the three months ended May 31, 2007 as compared compensation based on invested capital in the corresponding quarter ended in 2006.

     Issuance of non-qualified common stock option expense was $515,550 during the three months ended May 31, 2007, as compared with $0 during the three months ended May 31, 2006. The non-qualified common stock option expense is the result of the vesting associated with the issuance of 3,950,000 non-qualified common stock options to employees and certain employees and agents of the Company during the three months ended May 31, 2007 which were not present during the three months ended May 31, 2006.

     Depreciation, depletion and amortization for the three months ended May 31, 2007 was $117,973 compared with $73,960 during the three months ended May 31, 2006, an increase of $44,013 or 59.51%. The components of the increase are summarized in the following table:

                                                                     Increase
                                               2007        2006     (Decrease)
                                            ----------------------------------
     Producing oil and gas properties       $ 72,500     $ 32,800   $ 39,700
     Slater Dome Gathering, LLLP              32,623       36,623     (4,000)
     Other depreciable assets                 12,850        4,537      8,313
                                            ----------------------------------
                                            $117,973     $ 73,960   $ 44,013
                                            ==================================

     The increase in depletion on producing properties is attributable to the increased ownership and production from the Slater Dome Field for the three months ended May 31, 2007 compared with the corresponding prior quarter in 2006. The decrease attributable to SDG is a result of an adjustment to the base calculation in 2007 compared with 2006. Other depreciation increased $8,313 for the three months ended May 31, 2007 as compared with the three months ended May 31, 2006 because the Company added additional property and equipment and accordingly, depreciation increased.

     Interest income for the three months ended May 31, 2007 was $133,474 compared with $2,276 in the three months ended May 31, 2006, an increase of $131,198 or 5764.37%. Such increase is a result of a larger cash balances invested.

     Interest expense for the three months ended May 31, 2007 was $18,306 compared with $17,386 in the three months ended May 31, 2006, an increase of $920 or 5.29%, the components of which are summarized as follows.

                                                                     Increase
                                                 2007      2006     (Decrease)
                                               ------------------------------
     Convertible debentures                    $16,380   $16,512   $     (132)
     Convertible debenture, affiliates           1,926       874        1,052
                                               ------------------------------
                                               $18,306   $17,386   $      920
                                               ==============================

     Debt issuance costs for the three months ended May 31, 2007 was $228,761 as compared with $225,674 for the three months ended May 31, 2006, a decrease of $2,987 or 1.32%. The change in convertible debenture interest arises from changes in the principal balances in the respective periods. The change, associated with the convertible debenture to an affiliate, primarily arises because the loan to NRGG occurred on May 10, 2006 and accordingly, there was only 21 days of interest during that period together with the reduction in principal in March 2007.

     The minority interest in the income of the subsidiary for the three months ended May 31, 2007 was $11,517 as compared with a loss of $(9,285) for the three months ended May 31, 2006 resulting in a net change of $20,802. This fluctuation relates to the change in activity in SDG for the respective periods.

     During the three months ended May 31, 2007, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $86,596 and $239,650 respectively, together with distributions to the SDG minority interests in the amount of $18,900 to the loss attributable to common shares compared with $98,138 during the three months ended May 31, 2006, an increase of $247,008 or 251.69%. The decrease in dividends for the Series A Preferred Stock in the amount of $3,822 is because the Series A converted to common stock on March 1, 2006. The decrease in dividends on the Series B Preferred is because of the conversion of outstanding shares of the Series B Preferred in the three months ended May 31, 2007 as compared to the three months ended May 31, 2006. The increase in distributions to the SDG minority interests in the amount of $16,775 is because SDG made a smaller distribution to minority interest owners during the three months ended May 31, 2006.

                                                                  Increase
                                        2007          2006       (Decrease)
                                     -------------------------------------
     Dividends Series A              $      --     $   3,822     $  (3,822)
     Dividends Series B                 86,596        92,191        (5,595)
     Dividends Series C                239,650            --       239,650
     Distributions SDG                  18,900         2,125        16,775
                                     -------------------------------------
                                     $ 345,146     $  98,138     $ 247,008
                                     =====================================

     As a result of the above, we generated a net loss attributable to common shareholders of $2,096,808 during the three months ended May 31, 2007 as compared to a net loss of $858,114 during the three months ended May 31, 2006.

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $1,819,694 in operating activities. The primary sources of capital have been from sales and other issuances of equity and debt securities. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We believe our capital requirements will continue to be met with additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders' holdings.

     Our plan of operations for the twelve months call for us to participate in the drilling of approximately 10 to 15 additional wells at Slater Dome Field and testing the Niobrara formation at the Unit and (ii) to provide capital for other lease acquisitions. We believe that the plan of operations for the next twelve months will require capital of approximately $4,000,000 To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities.

     We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of equity and debt securities. Further, the Company could receive proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred and Debentures which are exercisable at a price of $1.11 and $1.33, respectively. The warrants issued to the holders of the Company's Series B Preferred Stock expire on February 1, 2008 and the warrants issued to the holders of the Company's Convertible Debentures expire on July 22, 2008. If all of the warrants issued to the holders of the Company's Series B Preferred were exercised, it would result in proceeds to the Company of $5,750,640. If all of the warrants issued to the holders of the Company's Debentures were exercised, it would result in proceeds to the Company of $2,276,142. However, there can be no assurance that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.

     The following summarizes the Company's capital resources at May 31, 2007 compared with February 28, 2007,

                                                         May 31,       February 28,     Increase      Increase
                                                          2007            2007         (Decrease)    (Decrease)
---------------------------------------------------------------------------------------------------------------
Cash                                                  $ 10,365,940    $ 12,724,234    $ (2,358,294)     -19%
Current assets                                        $ 12,269,205    $ 13,673,152    $ (1,403,947)     -10%
Total Assets                                          $ 27,680,500    $ 29,047,723    $ (1,367,223)      -5%
Current liabilities                                   $  4,933,565    $  4,690,713    $    242,852        5%
Working capital                                       $  7,335,640    $  8,982,439    $ (1,646,799)     -18%
Net cash (used in) operating activities               $ (1,819,694)   $ (2,520,065)   $    700,371       28%
Net cash (used in) investing activities               $   (154,697)   $ (8,957,215)   $  8,802,518       98%
Net cash provided by (used in) financing activities   $   (383,903)   $ 23,455,496    $(23,839,399)    -102%

The principal components of the changes in cash are summarized as follows:

     Proceeds from revenues                                $     71,751
     Prepayments of drilling and equipment                     (692,906)
     Increase in operating costs billed to non-affiliates      (353,300)
     Purchase of property and equipment                        (104,697)
     Deposit on facility                                        (50,000)
     Payment of convertible debenture to affiliate             (300,000)
     Preferred stock dividends                                   (6,043)
     Distributions to SDG minority interests                    (18,900)
     Operating expenses                                        (904,199)
                                                            -----------
                                                            $(2,358,294)
                                                            ===========

     The changes in current liabilities arises from an increase in accounts payable of $58,326 principally consisting of lease operating expenses, payments due on the purchase of seismic, and professional fees, an increase in dividends payable of $320,203 because of the Series C Preferred dividends, a decrease in the principal amount of convertible debenture to affiliates of $300,000 together with an decrease in accrued expenses of $163,096.

     The decrease in working capital of $1,646,799 or 18% is principally due to utilizing working capital to invest in long-lived assets and funding ongoing operations.

     As of May 31, 2007, we had a cash balance of $10,365,940. We used $1,819,694 in operating activities during the three months ended May 31, 2007 as compared to $ 27 during the three months ended May 31, 2006. The increase in cash used in operating activities in the amount of $1,819,667 in the three months ended May 31, 2007 when compared to the three months ended May 31, 2006 arises from the increased corporate activity discussed above.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters of a Vote of Security Holders

     On June 11, 2007, the Company held a special meeting of the Company's common stockholders and its Series B Preferred.

The matters considered at the meeting were:

     a) To adopt an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's Common Stock from 50,000,000 shares to 500,000,000 shares, without having any effect upon the issued and outstanding shares of Common Stock; and

     b) To approve and ratify the Company's 2007 Omnibus Long Term Incentive Plan (the "Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the Plan.

     The common stockholders and the holders of its Series B Preferred approved an amendment to the Company's Articles of Incorporation, as amended, which increases the number of authorized shares of the Company's $0.001 par value common stock (the "Common Stock") from 50,000,000 shares to 500,000,000 shares. Further, the common stockholders approved and ratified the Plan.

     The votes cast at the special meeting upon the matters considered were as follows

     Adoption an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's Common Stock from 50,000,000 shares to 500,000,000 shares, without having any effect upon the issued and outstanding shares of Common Stock;

         Common Stock

         For                       Against              Abstain
         ---                       -------              -------
         5,387,350                 307,111                4,175

         Series B Preferred:

         For                       Against              Abstain
         ---                       -------              -------
         18,230                     3,120                 130

     Approval and ratification of the Company's 2007 Omnibus Long Term Incentive Plan (the "Plan"):

         For                 Against             Abstain       Broker-non-vote
         ---                 -------             -------       ---------------
         2,869,665           152,575              4,203           2,672,221



Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits

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

                           New Frontier Energy, Inc.


Date: July 11, 2007        By:  /s/ Paul G. Laird
                                ----------------------------------
                                Paul G. Laird, President and Chief
                                Executive Officer


                           By:  /s/ Les Bates
                                ----------------------------------
                                Les Bates, Chief Financial Officer