Form 10QSB
period 2007-08-31
NEW FRONTIER ENERGY INC
filed 2007-10-09
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended August 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

As of October 5, 2007, 9,682,036 shares of common stock were outstanding.
Transitional Small Business Disclosure Format:  Yes [_]   No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1       Financial Statements
             Consolidated Balance Sheet (unaudited) at August 31, 2007       1
             Consolidated Statements of Operations (unaudited) for the
             three months ended August 31, 2007 and 2006                     2
             Consolidated Statements of Operations (unaudited) for the
             six and three months ended August 31, 2007 and 2006             3
             Consolidated Statements of Cash Flows (unaudited) for the
             six months ended August 31, 2007 and 2006                       4
             Notes to Consolidated Financial Statements (unaudited)          5
Item 2       Management's Discussion and Analysis or Plan of Operations     14
Item 3       Controls and Procedures                                        26

Part II OTHER INFORMATION

Item 1       Legal Proceedings                                              27
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds    27
Item 3       Defaults Upon Senior Securities                                27
Item 4       Submission of Matters of a Vote of Security Holders            27
Item 5       Other Information                                              27
Item 6       Exhibits                                                       27

SIGNATURES                                                                  28

EXHIBITS

                               NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                    August 31, 2007
                                      (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash                                                                 $  7,410,612
  Accounts receivable, trade                                                864,355
  Prepaid expenses                                                          794,890
                                                                       ------------
        Total current assets                                              9,069,857
                                                                       ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $934,337                                              18,531,318
                                                                       ------------

OTHER ASSETS
  Deposits                                                                  193,300
                                                                       ------------

                                                                       $ 27,794,475
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $    876,509
  Convertible debenture, affiliates, net of debt discount
    of $ 6,348                                                              301,846
  Current portion of long term debt                                          34,020
  Dividends payable                                                       1,122,699
  Accrued expenses                                                          143,407
  Accrued interest                                                            3,084
  Accounts payable, affiliates                                               58,548
                                                                       ------------
        Total current liabilities                                         2,540,113
                                                                       ------------

LONG TERM LIABILITIES
  Long term debt                                                            842,093
  Asset retirement obligation                                               140,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                603,020
                                                                       ------------
                                                                          1,585,113
                                                                       ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized:
     Series A Convertible, 100,000 shares authorized
     none issued and outstanding                                                 --
     Series B Convertible, 36,036 shares authorized
     25,325  shares issued and outstanding                                      25
     Series C Convertible, 230,000 shares authorized
     222,250 shares issued and outstanding                                      222
  Common stock, $.001 par value, 500,000,000 shares authorized,
     9,049,421 shares issued and outstanding                                  9,049
  Additional paid in capital                                             38,557,636
  Accumulated (deficit)                                                 (14,897,683)
                                                                       ------------
                                                                         23,669,249
                                                                       ------------

                                                                       $ 27,794,475
                                                                      ============


   See accompanying notes to the unaudited consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                  August 31,     August 31,
                                                    2007           2006
                                                 -----------    -----------
Operating revenues
  Oil and gas sales                              $   175,859    $    51,496
  Gathering fees                                      17,133         27,622
                                                 -----------    -----------
       Total operating revenues                      192,992         79,118
                                                 -----------    -----------

Operating expenses
  Exploration costs, including dry holes              49,307         26,865
  Lease operating expenses                           436,299        167,546
  Cost of gas gathering                                   --            685
  General and administrative                         390,444        373,854
  Issuance of common stock warrants                  515,550             --
  Depreciation, depletion and amortization           205,465         97,901
                                                 -----------    -----------
       Total operating expenses                    1,597,065        666,851
                                                 -----------    -----------

(Loss) from operations                            (1,404,073)      (587,733)
                                                 -----------    -----------

Other income (expense)
  Interest income                                    105,514         10,692
  Interest expense                                   (25,634)       (20,309)
  Debt issuance costs, non-cash                     (130,508)      (229,195)
                                                 -----------    -----------
       Other income (expense), net                   (50,628)      (238,812)
                                                 -----------    -----------

(Loss) before income taxes                        (1,454,701)      (826,545)
                                                 -----------    -----------

Income taxes
  Current                                                 --             --
  Deferred                                                --             --
                                                 -----------    -----------
                                                          --             --
                                                 -----------    -----------

Minority interest in net (income) loss of
  consolidated subsidiary                            (13,656)         1,786
                                                 -----------    -----------

Net (loss)                                        (1,468,357)      (824,759)

Preferred stock dividends and distributions
  to minority interests                             (238,928)       (90,810)
                                                 -----------    -----------

Net (loss) attributable to common shareholders   $(1,707,285)   $  (915,569)
                                                 ===========    ===========

Net (loss) per common share
  Basic and diluted                              $     (0.23)   $     (0.16)
                                                 ===========    ===========

Weighted average shares outstanding
       Basic and diluted                           7,426,689      5,758,018
                                                 ===========    ===========






   See accompanying notes to the unaudited consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                  August 31,     August 31,
                                                    2007           2006
                                                 -----------    -----------
Operating revenues
  Oil and gas sales                              $   228,455    $    92,902
  Gathering fees                                      61,929         36,474
                                                 -----------    -----------
       Total operating revenues                      290,384        129,376
                                                 -----------    -----------

Operating expenses
  Exploration costs, including dry holes             116,595         43,397
  Lease operating expenses                           821,615        347,608
  Cost of gas gathering                                  832          1,495
  General and administrative                       1,027,528        681,225
  Issuance of common stock warrants                1,031,100             --
  Depreciation, depletion and amortization           323,438        171,861
                                                 -----------    -----------
       Total operating expenses                    3,321,108      1,245,586
                                                 -----------    -----------

(Loss) from operations                            (3,030,724)    (1,116,210)
                                                 -----------    -----------

Other income (expense)
  Interest income                                    238,988         12,968
  Interest expense                                   (43,940)       (37,695)
  Debt issuance costs, non-cash                     (359,169)      (454,869)
                                                 -----------    -----------
       Other income (expense), net                  (164,121)      (479,596)
                                                 -----------    -----------

(Loss) before income taxes                        (3,194,845)    (1,595,806)
                                                 -----------    -----------

Income taxes
  Current                                                 --             --
  Deferred                                                --             --
                                                 -----------    -----------
                                                          --             --
                                                 -----------    -----------

Minority interest in net (income) loss of
  consolidated subsidiary                            (25,173)        11,071
                                                 -----------    -----------

Net (loss)                                        (3,220,018)    (1,584,735)
Preferred stock dividends and distributions
  to minority interests                             (484,172)      (188,948)
                                                 -----------    -----------

Net (loss) attributable to common shareholders   $(3,704,190)   $(1,773,683)
                                                 ===========    ===========

Net (loss) per common share
  Basic and diluted                              $     (0.55)   $     (0.34)
                                                 ===========    ===========

Weighted average shares outstanding
  Basic and diluted                                6,775,190      5,157,412
                                                 ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.
                                        3

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     Six Months Ended
                                                                               August 31,      August 31,
                                                                                  2007            2006
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                  $ (3,220,018)   $ (1,584,735)
  Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Depreciation, depletion and amortization                                    323,438         171,861
       Debt issuance costs, noncash                                                359,169         454,869
       Minority interest in net income  (loss) of consolidated subsidiary           25,173         (11,071)
       Issuance of common stock for services                                            --          15,700
       Interest on convertible debenture                                            15,428          37,695
       Amortization of stock option expenses                                     1,031,100              --
       (Increase) decrease in assets:
          Accounts receivable, trade                                              (495,411)        (23,313)
          Prepaid expense                                                         (214,916)        (23,263)
       Increase (decrease) in liabilities:
          Accounts payable                                                         228,007        (164,429)
          Accrued expenses                                                        (117,482)         47,011
                                                                              ------------    ------------

     Net cash (used in) operating activities                                    (2,065,512)     (1,079,675)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in other assets                                                        (160,000)             --
  Purchase of property and equipment                                            (3,513,477)       (783,237)
                                                                              ------------    ------------

     Net cash (used in) investing activities                                    (3,673,477)       (783,237)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of notes payable and convertible debentures                              (35,137)             --
  Payment of convertible debtenture, affiliate                                    (300,000)             --
  Proceeds from notes payable                                                      881,250              --
  Proceeds from common stock warrant conversions                                        --       1,656,931
  Preferred stock dividends paid                                                   (85,038)         (8,742)
  Minority interest in subsidiary                                                   (3,108)          6,929
  Distributions to minority interest holders in consolidated subsidiary            (32,600)         (1,642)
                                                                              ------------    ------------

     Net cash provided by financing activities                                     425,367       1,653,476
                                                                              ------------    ------------

(DECREASE) IN CASH                                                              (5,313,622)       (209,436)

BEGINNING BALANCE                                                               12,724,234         746,018
                                                                              ------------    ------------

ENDING BALANCE                                                                $  7,410,612    $    536,582
                                                                              ============    ============

Cash paid for income taxes                                                    $         --    $         --
                                                                              ============    ============
Cash paid for interest                                                        $     27,359    $         --
                                                                              ============    ============

Supplemental schedule of non-cash investing and financing activities:

  Series B preferred stock converted to common stock                          $        488    $         91
  Series A preferred stock converted to common stock                          $         --    $        385
  Series A preferred stock dividends converted to common stock                $         --    $      7,274
  Intrinsic value of conversion feature of convertible debt                   $         --    $     33,451
  Conversion of convertible debentures and accrued interest to common stock   $  2,706,279    $     22,876


   See accompanying notes to the unaudited consolidated financial statements.
                                        4

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2007

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

     Principles of Consolidation
     ---------------------------

     The August 31, 2007, financial statements include the accounts of the Company and SDG as of and for the six and three months ended August 31, 2007 and 2006. SDG has a calendar quarter end, June 30, which is consolidated with the Company effective August 31, 2007 and 2006. All significant intercompany accounts and transactions in 2007 and 2006 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

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

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the six and three months ended August 31, 2006, have been reclassified to conform to the current period presentation.

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

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during six months ended August 31, 2007 and 2006, was $9,496 and $7,043 respectively, and is included in debt issuance costs, non-cash in the accompanying financial statements. In March 2007, the Company repaid $300,000 of the convertible debenture issued to NRGG plus accrued interest of $6,072.

     At August 31, 2007 the balance of the convertible debt is as follows:

     Convertible debt                                            $ 308,194
     Less debt discount                                             (6,348)
                                                                 ---------
                                                                 $ 301,846
                                                                 =========

4.   CONVERTIBLE DEBT
     ----------------

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consisted of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share which was adjusted to $1.08 pursuant to certain anti-dilution rights, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Debenture Warrants"), which was adjusted to $1.33 pursuant to certain anti-dilution rights.

     The Debenture Warrants were valued using the Black-Scholes option-pricing model based on the market price of the Common Stock at the commitment date. The Debenture Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Debenture Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during six months ended August 31, 2007 and 2006 was $349,673 and $447,826 respectively and is included in debt issuance costs, non-cash in the accompanying financial statements.

     On July 23, 2007, $2,566,800 of convertible debt together with accrued interest in the amount of $120,852 was converted to 2,487,572 common shares. Principal and accrued interest in the amount of $30,000 and $10,700 was paid to the convertible debt holders.

5.   NOTES PAYABLE
     -------------
     On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the facility. The current portion of the Steamboat Mortgage amounts to $34,020 with the balance of $842,093 being long term. Interest in the amount of $11,375 was paid and $3,084 has been accrued on the Steamboat Mortgage as of August 31, 2007.

6.   STOCKHOLDERS' EQUITY
     --------------------

     Series A Convertible Preferred Stock
     ------------------------------------

     The Series A Preferred Stock was converted into 384,615 shares of Common Stock on March 1, 2006. Accrued dividends in the amount of $7,274 were converted to 11,191 shares of Common Stock in May 2006.

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). Between December 23, 2004 and February 28, 2005 the Company sold 32,175 shares of Series B Preferred. The issue price of the Series B Preferred Stock is $100.00 per share. Each share of Series B Preferred is convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

     During the six months ended August 31, 2007, holders of 3,165 shares of Series B Preferred Stock converted the shares into 486,924 shares of common stock in accordance with the terms of the Series B Preferred. As of August 31, 2007, there were 25,325 shares of the Series B Preferred issued and outstanding.

     The Company paid $85,038 in dividends and accrued $171,845 on the Series B Preferred resulting in accrued dividends in the amount of $743,270 as of August 31, 2007.

     Series C Convertible Preferred Stock
     ------------------------------------

     Effective November 22, 2006, the board of directors of New Frontier Energy, Inc. approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the "Series C Preferred Stock"). Between December 1, 2006 and January 16, 2007 the Company sold 222,250 shares of Series C Preferred Stock.

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

     Except as otherwise provided in the Series C Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series C Preferred Stock, and as otherwise required by law, the Series C Preferred Stock has no voting rights.

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

     During the six months ended August 31, 2007, there were no shares of Series C Preferred Stock converted into shares of Common Stock. As of August 31, 2007, there were 222,250 shares of the Series C Preferred Stock issued and outstanding.

     The Company did not pay any dividends on the Series C Preferred Stock and accrued $280,096 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $379,429 as of August 31, 2007.

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

     The activity for the Non-Qualified Stock Options during the six months ended August 31, 2007 is summarized as follows:

                                                         August 31, 2007
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Shares         Price
                                                   -----------------------------
     Beginning of period                                 987,500     $   1.25
       Vested                                            987,500     $   1.25
       Granted                                                --     $     --
       Exercised                                              --     $     --
       Expired                                                --     $     --
                                                       ---------
     End of period                                     1,975,000     $   1.25
                                                       =========

     A summary of the incentive stock option activity during the six months ended August 31, 2007 is summarized in the following table:


                                                         August 31, 2007
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Shares         Price
                                                   -----------------------------
     Beginning of period                                 559,333     $   0.88
       Granted                                                --     $     --
       Exercised                                              --     $     --
       Expired                                                --     $     --
                                                        --------
     End of period                                       559,333     $   0.88
                                                        ========



     The following tables summarizes information about fixed-price stock options and warrants during the six months ended August 31, 2007:

                                                         August 31, 2007
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Shares         Price
                                                   -----------------------------
     Beginning of period                              40,128,657     $   1.58
       Granted                                                --     $     --
       Anti-dilution warrants issued                          --     $     --
       Exercised                                              --     $     --
       Expired                                                --     $     --
                                                      ----------
     End of period                                    40,128,657     $   1.58
                                                      ==========


                      Options and Warrants Outstanding and Exercisable

                                                  Weighted
                                                   Average
                       Range                      Remaining     Weighted
                         of           Number     Contractual     Average
                      Exercise       of Shares     Life in      Exercise
                       Price        Outstanding     Years         Price
                  ----------------------------------------------------------
                  $1.00 to $1.50    30,612,162      1.97        $  1.38
                  $1.51 to $2.75    11,557,078      1.91        $  2.00
                                    ----------
                                    42,169,240
                                    ==========

     In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of August 31, 2007, no options have been granted under the plan.

7.   RELATED PARTIES
     ---------------

     The Company paid $18,667 and $16,000 during each of the six months ended August 31, 2007 and 2006, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $30,000 and $26,000 for geological consulting during the six months ended August 31, 2007 and 2006 respectively.

     SDG paid rent in the amount of $1,500 during the six months ended August 31, 2007 to Spotswood and accrued management fees, to an entity partially controlled by the president in the amount of $3,818 during the six months ended August 31, 2007. SDG has an account payable to that entity in the amount of $32,072.

8.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six months ended August 31, 2007 and 2006, are presented for the principal business segments as follows:

                                                    Oil & Gas     Gas Gathering    Consolidated
                                                  ---------------------------------------------
     August 31, 2007
       Revenues                                   $    228,455    $     61,929    $    290,384
       Income (loss) before taxes                 $ (3,169,843)   $    (25,003)   $ (3,194,846)
       Total assets                               $ 25,262,983    $  2,531,492    $ 27,794,475
       Property additions                         $  3,513,477    $         --    $  3,513,477
       Interest expense                           $    (43,940)   $         --    $    (43,940)
       Debt issuance costs, non-cash              $   (359,169)   $         --    $   (359,169)
       Depreciation, depletion and amortization   $    258,192    $     65,246    $    323,438

     August 31, 2006
       Revenues                                   $     92,902    $     36,474    $    129,376
       Loss before taxes                          $ (1,536,788)   $    (59,018)   $ (1,595,806)
       Total assets                               $  5,526,143    $  2,572,300    $  8,098,443
       Property additions                         $    783,237    $         --    $    783,237
       Interest expense                           $    (37,695)   $         --    $    (37,695)
       Debt issuance costs, non-cash              $   (454,869)   $         --    $   (454,869)
       Depreciation, depletion and amortization   $     98,615    $     73,246    $    171,861

9.   SUBSEQUENT EVENTS
     -----------------

     In September 2007, Series B Preferred warrant holders exercised their warrants for 632,615 shares of common stock with an aggregate exercise proceeds of $702,203.

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

     The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 and the following:

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

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in four oil and gas prospects, two of which are undeveloped. During the year ended February 28, 2007, we acquired an additional 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming (the "Slater Dome Field"). The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 33,949 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 4,030 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 66.7% working interest. The Focus Ranch Unit (the "Unit"), consisting of approximately, 38,600 gross acres in which our working interest approximates 75% and is subject to a farm-out agreement. The terms of the farm-out state that if commercial production from the Unit is established, New Frontier Energy will make a production payment from 35% of the net proceeds at the wellhead to the farmor. If the Unit is abandoned, we are obligated to plug and abandon the Focus Ranch Federal 12-1 Drill Site and reclaim the site together with the existing 12-mile service road to BLM standards. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit.

     Our plan of operation is to further develop the Slater Dome Field by drilling up to four additional wells, in addition to the six wells drilled in June through August 2007; such wells are adjacent or near our existing wells in the southeast section of the property and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2008 on that prospect. We plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Unit. We intend to acquire acreage in the Denver Julesberg Basin located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

     The following discussion and analysis covers the consolidated financial condition of the Company at August 31, 2007, changes in our financial condition since February 28, 2007, the end of the previous fiscal year, and a comparison of the results of operation for the six months ended August 31, 2007 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2007.

Results of Operation: Three months ended August 31, 2007 compared to the three months ended August 31, 2006

     For the three months ended August 31, 2007 we reported a net loss attributable to common shareholders of $1,707,285 or $0.23 per share, on revenue of $192,992. This compares to a net loss attributable to common shareholders of $918,008, or $0.16 per share, on revenue of $79,118, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coal-bed methane gas from the Slater Dome Prospect.

     Revenues for the three months ended August 31, 2007 were $192,992 compared with $79,118 for the three months ended August 31, 2006, an increase of $113,874 or 143.93%. Oil and gas revenues were $175,859 this quarter compared with $51,496, an increase of $124,363 or 241.50%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 30,852 MCF (482.06%) compared to the same three-month period ending August 31 2006. The increase in production is accounted for in two segments; the first is an increase of 1,267 MCF attributable to increased production from the wells and 29,585 MCF is attributable to our increased ownership in the Slater Dome Field. Average gas sales prices decreased by $2.29 per MCF or 43.30% from $5.28 to $2.99 in this period as compared to the comparable three months ended August 31, 2006. SDG revenues from the gathering pipeline were $17,133 for the three months ended June 30 31, 2007 compared with $27,622 for its quarter ended June 30, 2006, a decrease of $10,489 or 37.97%. The decrease relates principally to the fact that the Company increased its ownership in the Slater Dome Field and accordingly, gathering fees paid by third parties decreased.

     Exploration costs for the three months ended August 31, 2007 were $49,307 compared with $26,865 in the three months ended August 31, 2006, an increase of $22,442 or 83.54%. The reason for the increase is an increase in seismic consulting and seismic lines purchased in the three months ended August 31, 2007 compared with the same period in the previous quarter of 2006.

                                                              Increase
                                           2007      2006    (Decrease)
                                        ------------------------------
     Seismic  & geologic consulting     $ 39,038   $ 19,711   $ 19,326

     Seismic lines                         6,911         --      6,911
     Miscellaneous other costs               946      1,539       (593)
     Delay rentals                         2,412      5,615     (3,203)
                                        --------   --------   --------
                                  Total $ 49,307   $ 26,865   $ 22,442
                                        ========   ========   ========

The increase in seismic and geologic consulting and the increase in seismic lines are directly related to the increase in exploration activity at the Slater Dome Field and refining our analysis of potential prospects in the Denver Julesberg Basin. The decrease in miscellaneous other costs and delay rentals are considered normal in the ordinary course of business.

     Lease operating expenses for the three months ended August 31, 2007 were $436,299 compared with $169,985 in the three months ended August 31, 2006, an increase of $266,314 or 156.67%. The principal reason for the increase is that in the three months ended August 31, 2007 we owned 66.7% of the working interest as compared with 30% in the same period in 2006 together with costs associated with reworking our producing wells in 2007 that were nominal in 2006. The changes are summarized as follows:

                                                                  Increase
                                            2007        2006     (Decrease)
                                         ---------------------------------
     Lease operating expenses 30%        $ 108,038   $ 161,603   $ (53,565)
     Lease operating expenses 36.7%        135,276          --     135,276
     Rework expenses 30%                    81,169       6,942      74,227
     Rework expenses 36.7%                  99,297          --      99,297
     Lease operating expenses, Focus
     Ranch                                   3,107          --       3,107
     Production taxes 30%                    4,234       1,440       2,793
     Production taxes 36.7%                  5,178          --       5,178
                                         ---------   ---------   ---------
                                         $ 436,299   $ 169,985   $ 266,314
                                         =========   =========   =========

In summary, lease-operating expenses decreased $53,565 when comparing identical working interests and the increase of $135,276 is associated with the increase of 36.7% interest at the Slater Dome Field. Similarly, rework expenses increased by $173,524 when compared with the three months ended August 31, 2006; the expenses were incurred to increase production and pursuant to normal operating procedures. The lease operating expenses associated with the Focus Ranch Unit increased because we did not own the interest in the Focus Ranch Unit in 2006. Production taxes increased as a result of increased revenues and our increased ownership percentage.

     The costs of gas gathering decreased by $685 during the three months ended August 31, 2007 as compared to the same quarter in 2006. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended August 31, 2007 were $390,444 compared with $373,854 in the three months ended August 31, 2006, an increase of $16,590 or 4.44%. The following table summarizes the major components of the fluctuations:

                                                                  Increase
                                               2007      2006    (Decrease)
                                            ------------------------------
     Employee compensation                  $112,526   $176,136   $(63,610)
     Financial public relations              143,914     87,662     56,252
     Professional fees                        51,169     15,200     35,969
     Payroll taxes and employee benefits      20,104     37,039    (16,935)
     Repairs and maintenance                  15,400        919     14,481
     Management fees  SDG                      2,048      4,963     (2,915)
     Miscellaneous other costs                45,283     51,935     (6,652)
                                            --------   --------   --------
                                            $390,444   $373,854   $ 16,590
                                            ========   ========   ========


Employee compensation decreased $63,610 in the quarter ended August 31, 2007 compared with the quarter ended August 31, 2006 because bonuses decreased $70,000 offset by increased compensation in the amount of 6,310. The increase in financial public relations increased in the amount of $56,252 principally as a result of an increase in financial public relations fees in the amount of $79,218 offset by decreases in other related costs of $22,966; such fluctuation is considered normal in the ordinary course of business. Professional fees increased by $35,969 in the three months ended August 31, 2007 as compared to the comparable quarter ending in 2006 and was as a result of increased legal, accounting and engineering fees. The decrease in payroll taxes and employee benefits in the amount of $16,935 directly relates to the decrease in compensation expenses. Repairs and maintenance increased $14,481, $6,385 of which is associated with gathering line maintenance and the balance of $8,096 is related to normal maintenance of office equipment and is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $2,915 because the managers of SDG were compensated based on gross revenues for the three months ended June 30, 2007 as compared compensation based on invested capital in the corresponding three months ended June 30, 2006. Miscellaneous other non-specified costs decreased $6,652 and such change is considered normal in the ordinary course of business.

     Issuance of non-qualified common stock option expense was $515,550 during the three months ended August 31, 2007, as compared with $0 during the three months ended August 31, 2006. The non-qualified common stock option expense is the result of the vesting associated with the issuance of 3,950,000 non-qualified common stock options to employees and certain employees and agents of the Company during the three months ended August 31, 2007 which were not present during the three months ended August 31, 2006.

     Depreciation, depletion and amortization for the three months ended August 31, 2007 was $205,465 compared with $97,901 during the three months ended August 31, 2006, an increase of $107,564 or 109.87%. The components of the increase are summarized in the following table:

                                                                 Increase
                                            2007       2006     (Decrease)
                                         ---------------------------------
     Producing oil and gas properties    $ 144,400   $  45,441   $  98,959
     Slater Dome Gathering, LLLP            32,623      36,623      (4,000)
     Other depreciable assets               28,442      15,837      12,605
                                         ---------   ---------   ---------
                                         $ 205,465   $  97,901   $ 107,564
                                         =========   =========   =========

The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field for the three months ended August 31, 2007 compared with the corresponding quarter in 2006. The decrease attributable to SDG is a result of an adjustment to the base calculation in 2007 compared with 2006. Other depreciation increased $12,605 for the three months ended August 31, 2007 as compared with the three months ended August 31, 2006 because of depreciation additional property and equipment the Company placed into service.

     Interest income for the three months ended August 31, 2007 was $105,514 compared with $10,692 in the three months ended August 31, 2006, an increase of $94,823 or 886.87%. Such increase is a result of a larger cash balance held in our bank account.

     Interest expense for the three months ended August 31, 2007 was $25,634 compared with $20,309 in the three months ended August 31, 2006, an increase of $5,325 or 26.22%. The components of the change are summarized as follows

                                                                  Increase
                                               2007      2006    (Decrease)
                                            ------------------------------
     Convertible debentures                 $  9,248   $ 16,477   $ (7,229)
     Convertible debenture, affiliates         1,927      3,832     (1,905)
     Notes payable                            14,459         --     14,459
                                            --------   --------   --------
                                            $ 25,634   $ 20,309   $  5,325
                                            ========   ========   ========

The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company made a principal payment on this convertible debenture in the amount of $300,000 in March 2007. Notes payable interest increased because an obligation for the field facility was incurred in June 2007.

     Debt issuance costs for the three months ended August 31, 2007 was $130,508 as compared with $229,105 for the three months ended August 31, 2006, a decrease of $98,687 or 43.06%. The principal change in debt issuance cost arises from the maturity of the debentures on July 23, 2007 and the completion of the amortization period.

     The minority interest in the income of the consolidated subsidiary for the three months ended August 31, 2007 was $13,656 as compared to a loss in the amount of $1,786 for the three months ended August 31, 2006 resulting in an increase of $15,442. This fluctuation relates to the change in activity in SDG for the respective periods.

     During the three months ended August 31, 2007, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $85,180 and $140,048 respectively, together with distributions to the SDG minority interests in the amount of $13,700 to the loss attributable to common shares compared with $90,810 during the three months ended August 31, 2006, an increase of $148,216 or 163.11%. The decrease in dividends on the Series B Preferred is because of conversions to shares of Common Stock of outstanding shares of the Series B Preferred in the three months ended August 31, 2007 as compared to the three months ended August 31, 2006. The Series C Convertible Preferred Stock was not authorized until November 2006 and accordingly was not present in the three months ended August 31, 2006. The increase in distributions to the SDG minority interests in the amount of $12,058 is because SDG made a larger distribution to minority interest owners during the three months ended August 31, 2007 as compared with the same period in 2006.

                                                                    Increase
                                              2007        2006     (Decrease)
                                           ---------------------------------
     Series B convertible preferred        $  85,180   $  89,168   $  (3,988)
     Series C convertible preferred          140,048          --     140,048
     Slater Dome Gathering distributions      13,700       1,642      12,058
                                           ---------   ---------   ---------
                                           $ 238,928   $  90,810   $ 148,118
                                           =========   =========   =========


     As a result of the above, we generated a net loss attributable to common shareholders of $1,707,285 or $0.23 per share during the three months ended August 31, 2007 as compared to a net loss attributable to common shareholders of $918,008 or $0.16 per share during the three months ended August 31, 2006.

Results of Operation: six months ended August 31, 2007 compared to the six months ended August 31, 2006.

     For the six months ended August 31, 2007 we reported a net loss attributable to common shareholders of $3,704,190 or $0.55 per share, on revenue of $290,384. This compares to a net loss attributable to common shareholders of $1,773,683, or $0.34 per share, on revenue of $129,376, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coal-bed methane gas from the Slater Dome Field.

     Revenues for the six months ended August 31, 2007 were $290,384 compared with $129,376 for the six months ended August 31, 2006, an increase of $161,008 or 124.45%. Oil and gas revenues were $228,455 this quarter compared with $92,902, an increase of $135,553 or 145.91%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 45,839 MCF (787.61%) compared to the six-month period ending August 31, 2006. The increase in production is accounted for in two segments; the first is an increase of 953 MCF attributable to increased production from the wells and 44,886 MCF is attributable to our increased ownership in the Slater Dome Field. Average gas sales prices decreased by $1.84 per MCF or 34.04% from $5.41 to $3.57 in this period as compare to the six months ended August 31, 2006. SDG revenues from the gathering pipeline were $61,929 for the six months ended June, 2007 compared with $36,474 for its six months ended June 30, 2006, an increase of $25,455 or 69.79%. The increase relates principally to the contractual arrangement with the Slater Dome Field producers whereby the producers have agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees commencing June 1, 2006. The shortfall increase amounted to $23,949 together with increased gathering fees in the amount of $1,506 paid by the other working interest owners at the Slater Dome Field for gas transported during the six months ended August 31, 2007 as compared with the same period in the six months ended August 31, 2006.

     Exploration costs for the six months ended August 31, 2007 were $116,595 compared with $43,397 in the six months ended August 31, 2006, an increase of $73,198 or 168.67%. The primary reason for the increase is increased seismic and geologic consulting and purchasing seismic lines during the six months ended August 31, 2007 offset by a decrease in delay rentals and other costs compared with the same period in 2006 summarized as follows.

                                                          Increase
                                      2007       2006    (Decrease)
                                    ------------------------------
     Geologic consulting            $ 30,000   $ 26,000   $  4,000
     Seismic consulting               39,608      2,711     36,897
     Seismic lines                    34,237         --     34,237
     Miscellaneous other costs         1,865      2,563       (698)
     Delay rentals                    10,885     12,123     (1,238)
                                    --------   --------   --------
                            Total   $116,595   $ 43,397   $ 73,198
                                    ========   ========   ========

     Lease operating expenses for the six months ended August 31, 2007 were $821,615 compared with $347,608 in the six months ended August 31, 2006, an increase of $474,007 or 136.36%. The principal reason for the increase is that in the six months ended August 31, 2007 we owned 66.7% of the working interest as compared with 30% in the same period in 2006 together with costs associated with reworking our producing wells in 2007 that were not present in 2006. The changes are summarized as follows.

                                                                Increase
                                          2007        2006     (Decrease)
                                       ---------------------------------
     Lease operating expenses 30%      $ 204,645   $ 267,449   $ (62,804)
     Lease operating expenses 36.7%      250,349          --     250,349
     Rework expenses 30%                 157,867      77,109      80,758
     Rework expenses 36.7%               193,124          --     193,124
     Lease operating expenses, Focus
     Ranch                                 3,107          --       3,107
     Production taxes 30%                  5,633       3,050       2,583
     Production taxes 36.7%                6,890          --       6,890
                                       ---------   ---------   ---------
                                       $ 821,615   $ 347,608   $ 474,007
                                       =========   =========   =========

In summary, lease-operating expenses decreased $62,804 when comparing identical working interests and the increase of $250,349 is associated with the increase of 36.7% interest at the Slater Dome Field. Similarly, rework expenses increased by $273,882 when compared with the six months ended August 31, 2006; the expenses were incurred to increase production and pursuant to normal operating procedures. The lease operating expenses associated with the Focus Ranch Unit increased because we did not own the interest in during the 6 months ended August 31, 2006. Production taxes increased as a result of increased revenues.

     The costs of gas gathering amounted to $832 during the six months ended June 30, 2007 as compared to $1,495 for the six months ending June 30, 2006, a decrease of $663 or 44.29%. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the six months ended August 31, 2007 were $1,027,528 compared with $681,225 in the six months ended August 31, 2006, an increase of $346,303 or 50.84%. The following table summarizes the major components of the fluctuations.

                                                                       Increase
                                               2007        2006       (Decrease)
                                           ------------------------------------
     Employee compensation                 $  405,249   $  248,220   $  157,030
     Financial public relations               299,201      146,551      152,650
     Professional fees                        132,573      114,908       17,665
     Payroll taxes and employee benefits       62,763       56,646        6,117
     Repairs and maintenance                   21,640        1,547       20,093
     Management fees  SDG                       3,818       11,488       (7,670)
     Miscellaneous other costs                102,283      101,865          418
                                           ----------   ----------   ----------
                                           $1,027,528   $  681,225   $  346,303
                                           ==========   ==========   ==========

     Employee compensation increased $157,030 in the six months ended August 31, 2007 compared with the six months ended August 31, 2006 because salaries and bonuses to officers increased $52,083 and $100,000 respectively, together with additional staff compensation in the amount of $14,946 resulting from annual salary increases and the addition of a land man to the staff. The increase in financial public relations increased in the amount of $152,650 principally as a result of an increase in financial public relations fees in the amount of $181,677 offset by decreases in other related costs of $29,028. Professional fees increased by $17,655 as a result of increased legal, accounting and engineering fees associated with the increasing corporate activity. Payroll taxes and employee benefits increased by $6,117 principally as a result of increased compensation and additional field employees added in July 2007. Repairs and maintenance increased $20,093, $9,600 of which is associated with gathering line maintenance and the balance of $10,493 is related to normal maintenance of office equipment and is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $7,670 because the managers were compensated based on gross revenues for the six months ended June 30, 2007 as compared compensation based on invested capital in the corresponding six months ended June 30, 2006. Miscellaneous other non-specified costs increased $418 and such change is considered normal in the ordinary course of business.

     Issuance of non-qualified common stock option expense was $1,031,100 during the six months ended August 31, 2007, as compared with $0 during the six months ended August 31, 2006. The non-qualified common stock option expense is the result of the vesting associated with the issuance of 3,950,000 non-qualified common stock options to employees and certain employees and agents of the Company during the six months ended August 31, 2007 which were not present during the six months ended August 31, 2006.

     Depreciation, depletion and amortization for the six months ended August 31, 2007 was $323,438 compared with $171,861 during the six months ended August 31, 2006, an increase of $151,577 or 88.20%. The components of the increase are summarized in the following table:

                                                                 Increase
                                           2007       2006      (Decrease)
                                        ---------------------------------
     Producing oil and gas properties   $ 216,900   $  78,241   $ 138,659
     Slater Dome Gathering, LLLP           65,246      73,246      (8,000)
     Other depreciable assets              41,292      20,374      20,918
                                        ---------   ---------   ---------
                                        $ 323,438   $ 171,861   $ 151,577
                                        =========   =========   =========

     The increase in depletion on producing properties is attributable to the increased ownership and production from the Slater Dome Field for the six months ended August 31, 2007 compared with the corresponding quarter in 2006. The decrease attributable to SDG is a result of an adjustment to the base calculation in 2007 compared with 2006. Other depreciation increased $20,918 for the six months ended August 31, 2007 as compared with the six months ended August 31, 2006 because the Company added additional property and equipment and accordingly, depreciation increased.

     Interest income for the six months ended August 31, 2007 was $238,988 compared with $12,968 in the six months ended August 31, 2006, an increase of $226,020 or 1742.93%. Such increase is a result of a larger cash balances invested.

     Interest expense for the six months ended August 31, 2007 was $43,940 compared with $37,695 in the six months ended August 31, 2006, an increase of $6,245 or 16.57%, the components of which are summarized as follows.

                                                                  Increase
                                               2007      2006    (Decrease)
                                            ------------------------------
     Convertible debentures                 $ 25,628   $ 32,988   $ (7,360)
     Convertible debenture, affiliates         3,852      4,707       (855)
     Notes payable                            14,460         --     14,460
                                            --------   --------   --------
                                            $ 43,940   $ 37,695   $  6,245
                                            ========   ========   ========

The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company made a principal payment on this convertible debenture in the amount of $300,000 in March 2007. Notes payable interest increased because an obligation for the field facility was incurred in June 2007.

     Debt issuance costs for the six months ended August 31, 2007 was $359,169 as compared with $454,869 for the six months ended May 31, 2006, a decrease of $95,700 or 21.04%. The principal change in debt issuance cost arises from the maturity of the underlying instruments on July 23, 2007 and the completion of the amortization period.

     The minority interest in the income of the subsidiary for the six months ended August 31, 2007 was $25,173 as compared with a loss of $(11,071) for the six months ended August 31, 2006 resulting in a net change of $36,244 or 327.38%. This fluctuation relates to the change in activity in SDG for the respective periods.

     During the six months ended August 31, 2007, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $171,845 and $280,096 respectively, together with distributions to the SDG minority interests in the amount of $32,600 to the loss attributable to common shares compared with $188,948 during the six months ended August 31, 2006, an increase of $295,224 or 156.25%. The decrease in dividends on the Series B Preferred is because of conversions of outstanding shares of the Series B Preferred in the six months ended August 31, 2007 as compared to the six months ended August 31, 2006. The Series C Convertible Preferred Stock was not authorized until November 2006 and accordingly was not present in the six months ended August 31, 2006. The increase in distributions to the SDG minority interests in the amount of $30,958 is because SDG made a smaller distribution to minority interest owners during the six months ended August 31, 2006.

                                                                    Increase
                                              2007        2006     (Decrease)
                                           ---------------------------------
     Series B convertible preferred        $ 171,776   $ 187,306   $ (15,530)
     Series C convertible preferred          279,796          --     279,796
     Slater Dome Gathering distributions      32,600       1,642      30,958
                                           ---------   ---------   ---------
                                           $ 484,172   $ 188,948   $ 295,224
                                           =========   =========   =========

     As a result of the above, we generated a net loss attributable to common shareholders of $3,704,190 during the six months ended August 31, 2007 as compared to a net loss of $1,773,683 during the six months ended August 31, 2006.

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $2,065,512 in operating activities during the six months ended August 31, 2007. The primary sources of capital have been from sales and other issuances of equity and debt securities. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders'.

     Our plan of operations for the twelve months call for us to participate in the drilling of approximately up to 4 additional wells at Slater Dome Field and testing the Niobrara formation at the Focus Ranch Unit and (ii) to provide capital for other lease acquisitions. We believe that the plan of operations for the next twelve months will require capital of approximately $2,000,000 To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. Further, the Company could receive proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred and Debentures which are exercisable at a price of $1.11 and $1.33, respectively. The warrants issued to the holders of the Company's Series B Preferred Stock expire on February 1, 2008 and the warrants issued to the holders of the Company's Convertible Debentures expire on July 22, 2008. If all of the warrants issued to the holders of the Company's Series B Preferred were exercised, it would result in proceeds to the Company of $5,683,643. If all of the warrants issued to the holders of the Company's Debentures were exercised, it would result in proceeds to the Company of $2,282,900. However, there can be no assurance that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.


     The following summarizes the Company's capital resources at August 31, 2007 compared with February 28, 2007:

                                                               August 31,    February 28,      Increase     Increase
                                                                  2007           2007         (Decrease)   (Decrease)
     ----------------------------------------------------------------------------------------------------------------
     Cash                                                    $  7,410,612    $ 12,724,234    $ (5,313,622)     -42%
     Current assets                                          $  9,069,857    $ 13,673,152    $ (4,603,295)     -34%
     Total Assets                                            $ 27,794,475    $ 29,047,723    $ (1,253,248)      -4%
     Current liabilities                                     $  2,540,113    $  4,690,713    $ (2,150,600)     -46%
     Working capital                                         $  6,529,744    $  8,982,439    $ (2,452,695)     -27%
     Net cash (used in) operating activities                 $ (2,065,512)   $ (2,987,472)   $    921,960      -31%
     Net cash (used in) provided by investing activities     $ (3,673,477)   $    240,717    $ (3,914,194)   -1626%
     Net cash provided by financing activities               $    425,367    $ 23,433,775    $(23,008,408)     -98%

The principal components of the changes in cash are summarized as follows:

     Proceeds from revenues                                    $   258,411
     Operating costs billed to non-affiliates                     (453,743)
     Purchase of property and equipment                         (3,513,477)
     Deposits                                                     (160,000)
     Payment of convertible debentures                            (330,000)
     Principal payments on notes payable                            (5,137)
     Preferred stock dividends                                     (85,038)
     Distributions to SDG minority interests                       (32,600)
     Operating expenses and other                                 (992,038)
                                                               -----------
                                                               $(5,313,622)
                                                               ===========

     The principal cause of the changes in current liabilities was the conversion of the convertible preferred debt to common stock in the amount of $2,265,127. The Company paid $300,000 to reduce the obligation to the affiliate in March 2007 resulting in a net change of $290,504 after amortization of debt discount. The Company increased the current portion of the long-term debt by $34,020 when it acquired the facility it is using as a field office and lodging facility. The remain changes are considered normal in the ordinary course of business The following summarizes the changes in the applicable classification:

                                                                     Increase
                                       8/31/2007     2/28/2007      (Decrease)
                                     -----------------------------------------
  Accounts payable                    $   876,509   $   648,501    $   228,008
  Convertible debenture, affiliates       301,846       592,350       (290,504)
  Dividends payable                     1,122,699       756,155        366,544
  Accrued expenses                        143,407       388,017       (244,610)
  Accounts payable, affiliates             58,548        40,563         17,985
  Accrued interest                          3,084            --          3,084
  Convertible debenture                        --     2,265,127     (2,265,127)
  Current portion of long term debt        34,020            --         34,020
                                      ----------    -----------    -----------
                                      $ 2,540,113   $ 4,690,713    $(2,150,600)
                                      ===========   ===========    ===========

     The decrease in working capital of $2,492,695 or 27% is principally due to utilizing working capital to invest in long-lived assets and funding ongoing operations.

     As of August 31, 2007, we had a cash balance of $7,410,612. We used $2,065,512 in operating activities during the six months ended August 31, 2007 as compared to $732,533 during the six months ended August 31, 2006. The increase in cash used in operating activities in the amount of $1,332,979 in the six months ended August 31, 2007 when compared to the six months ended August 31, 2006 arises from the increased corporate activity discussed above.

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

                                   New Frontier Energy, Inc.


Date: October 9, 2007              By:  /s/ Paul G. Laird
                                        ----------------------------------
                                        Paul G. Laird, President and Chief
                                        Executive Officer


                                   By:  /s/  Les Bates
                                        ----------------------------------
                                        Les Bates, Chief Financial Officer