Form 10QSB
period 2007-11-30
NEW FRONTIER ENERGY INC
filed 2008-01-14
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2007

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

As of January 11, 2008, 9,862,036 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes [_] No [X]

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1       Financial Statements
             Consolidated Balance Sheet (unaudited) at November 30, 2007 1 Consolidated Statements of Operations (unaudited) for the
             three months ended November 30, 2007 and 2006                   2
             Consolidated Statements of Operations (unaudited) for the
             nine months ended November 30, 2007 and 2006                    3
             Consolidated Statements of Cash Flows (unaudited) for the
             nine months ended November 30, 2007 and 2006                    4
             Notes to Consolidated Financial Statements (unaudited)          5
Item 2       Management's Discussion and Analysis or Plan of Operations     15
Item 3       Controls and Procedures                                        26

Part II OTHER INFORMATION

Item 1       Legal Proceedings                                              27
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds    27
Item 3       Defaults Upon Senior Securities                                27
Item 4       Submission of Matters of a Vote of Security Holders            27
Item 5       Other Information                                              27
Item 6       Exhibits                                                       27

SIGNATURES                                                                  29


                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2007
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
      Cash                                                                 $  6,090,921
      Accounts receivable, trade                                              1,290,645
      Prepaid expenses                                                          462,849
                                                                           ------------
           Total current assets                                               7,844,415
                                                                           ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $1,151,275                                                19,918,114
                                                                           ------------

OTHER ASSETS
      Deposits                                                                  193,300
                                                                           ------------

                                                                           $ 27,955,829
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $  1,298,630
      Convertible debenture, affiliates, net of debt discount of $ 1,600        306,594
      Current portion of long term debt                                          34,020
      Dividends payable                                                       1,317,879
      Accrued expenses                                                          163,781
      Accrued interest, affiliates                                               12,015
      Accrued interest                                                            2,834
      Accounts payable, affiliates                                               48,459
                                                                           ------------
           Total current liabilities                                          3,184,212
                                                                           ------------

LONG TERM LIABILITIES

      Long term debt                                                            834,200
      Asset retirement obligation                                               140,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                    551,201

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         none issued and outstanding                                                 --
         Series B Convertible, 36,036 shares authorized
         24,675 25325 issued and outstanding                                         24
         Series C Convertible, 230,000 shares authorized
         222,250 issued and outstanding                                             222
      Common stock, $.001 par value, 500,000,000 shares authorized,
         9,782,036 9,049,421 shares issued and outstanding                        9,782
      Additional paid in capital                                             39,898,494
      Accumulated (deficit)                                                 (16,662,306)
                                                                           ------------
                                                                             23,246,216
                                                                           ------------

                                                                           $ 27,955,829
                                                                           ============


   See accompanying notes to the unaudited consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                     November 30,   November 30,
                                                        2007           2006
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $   112,619    $    76,533
       Gathering fees                                     32,355         64,456
                                                     -----------    -----------
                                                         144,974        140,989
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes             25,200         41,608
       Lease operating expenses                          311,876        126,374
       Cost of gas gathering                               3,907            565
       General and administrative                        488,589        268,096
       Issuance of common stock warrants                 659,450        515,550
       Depreciation, depletion and amortization          216,938         83,938
                                                     -----------    -----------
            Total operating expenses                   1,705,960      1,036,131
                                                     -----------    -----------

(Loss) from operations                                (1,560,986)      (895,142)
                                                     -----------    -----------

Other income (expense)
       Interest income                                    78,548          3,651
       Interest expense                                  (18,550)       (26,469)
       Debt issuance costs, non-cash                      (4,748)      (226,761)
                                                     -----------    -----------
            Other income (expense), net                   55,250       (249,579)
                                                     -----------    -----------

(Loss) before income taxes                            (1,505,736)    (1,144,721)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net (income) loss of
       consolidated subsidiary                           (14,820)       (13,460)
                                                     -----------    -----------

Net (loss)                                            (1,520,556)    (1,158,181)

Preferred stock dividends and distributions
to minority interests                                   (247,972)      (108,659)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(1,768,528)   $(1,266,840)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.19)   $     (0.22)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               9,548,149      5,861,823
                                                     ===========    ===========


   See accompanying notes to the unaudited consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                          Nine Months Ended
                                                     November 30,   November 30,
                                                         2007          2006
                                                     -----------    -----------
Operating revenues
       Oil and gas sales                             $   341,074    $   169,435
       Gathering fees                                     94,284        100,930
                                                     -----------    -----------
                                                         435,358        270,365
                                                     -----------    -----------

Operating expenses
       Exploration costs, including dry holes            141,795         85,005
       Lease operating expenses                        1,133,491        473,982
       Cost of gas gathering                               4,739          2,060
       General and administrative                      1,516,117        949,321
       Issuance of common stock warrants               1,690,550        515,550
       Depreciation, depletion and amortization          540,376        255,799
                                                     -----------    -----------
            Total operating expenses                   5,027,068      2,281,717
                                                     -----------    -----------

(Loss) from operations                                (4,591,710)    (2,011,352)
                                                     -----------    -----------

Other income (expense)
       Interest income                                   317,537         16,619
       Interest expense                                  (62,490)       (64,164)
       Debt issuance costs, non-cash                    (363,917)      (681,630)
                                                     -----------    -----------
            Other income (expense), net                 (108,870)      (729,175)
                                                     -----------    -----------

(Loss) before income taxes                            (4,700,580)    (2,740,527)
                                                     -----------    -----------

Income taxes
       Current                                                --             --
       Deferred                                               --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

Minority interest in net (income) loss of
       consolidated subsidiary                           (39,994)        (2,389)
                                                     -----------    -----------

Net (loss)                                            (4,740,574)    (2,742,916)
Preferred stock dividends and distributions
       to minority interests                            (732,144)      (297,607)
                                                     -----------    -----------

Net (loss) attributable to common shareholders       $(5,472,718)   $(3,040,523)
                                                     ===========    ===========

Net (loss) per common share
       Basic and diluted                             $     (0.71)   $     (0.56)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               7,692,787      5,390,508
                                                     ===========    ===========


   See accompanying notes to the unaudited consolidated financial statements.
                                        3

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        Nine Months Ended
                                                                                   November 30,    November 30,
                                                                                       2007            2006
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                     $ (4,740,575)   $ (2,742,916)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
         Depreciation, depletion and amortization                                       540,376         255,799
         Debt issuance costs, noncash                                                   363,917         681,630
         Minority interest in net income  (loss) of consolidated subsidiary              39,994           2,389
         Issuance of common stock for services                                               --          15,700
         Interest on convertible debenture                                               15,428              --
         Stock option expenses, amortization and grants                               1,690,550         515,550
         (Increase) decrease in assets:
           Accounts receivable, trade                                                  (921,701)        (42,107)
           Prepaid expense                                                              117,125          (9,023)
         Increase (decrease) in liabilities:
           Accounts payable                                                             650,129         (23,672)
           Accrued expenses                                                             (95,432)         31,545
                                                                                   ------------    ------------

       Net cash (used in) operating activities                                       (2,340,189)     (1,315,105)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Deposit on production acquisition                                                        --        (600,000)
    Increase in other assets                                                           (160,000)         (2,500)
    Purchase of property and equipment                                               (4,235,969)       (825,921)
                                                                                   ------------    ------------

       Net cash (used in) investing activities                                       (4,395,969)     (1,428,421)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of  convertible debentures and notes payable                                (43,030)             --
    Payment of  convertible debenture, affiliates                                      (300,000)             --
    Proceeds from notes payable                                                              --         600,000
    Proceeds from exercise of common stock warrants conversions                         702,202       1,656,931
    Preferred stock dividends paid                                                     (104,710)        (20,495)
    Cost of issuance of equity for cash                                                 (34,708)             --
    Minority interest in subsidiary                                                     (51,199)         93,871
    Distributions to minority interest holders in consolidated subsidiary               (65,710)        (21,240)
                                                                                   ------------    ------------

       Net cash provided by financing activities                                        102,845       2,309,067
                                                                                   ------------    ------------

(DECREASE) IN CASH                                                                   (6,633,313)       (434,459)

BEGINNING BALANCE                                                                    12,724,234         746,018
                                                                                   ------------    ------------

ENDING BALANCE                                                                     $  6,090,921    $    311,559
                                                                                   ============    ============

Cash paid for income taxes                                                         $         --    $         --
                                                                                   ============    ============
Cash paid for interest                                                             $     53,878    $         --
                                                                                   ============    ============

Supplemental schedule of non-cash investing and financing activities:

       Series B preferred stock converted to common stock                          $        584    $         91
       Series A preferred stock converted to common stock                          $         --    $        385
       Series A preferred stock dividends converted to common stock                $         --    $      7,274
       Intrinsic value of conversion feature of convertible debt                   $         --    $     33,451
       Conversion of convertible debentures and accrued interest to common stock   $  2,706,287    $     22,876
       Purchase of property and equipment with note payable                        $    881,250    $         --

   See accompanying notes to the unaudited consolidated financial statements.
                                        4

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     During the year ended February 28, 2006, the Company invested in limited partnership interests in Slater Dome Gathering, LLLP ("SDG"). Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in SDG by acquiring the general partner's interest.

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

     Principles of Consolidation
     ---------------------------

     The November 30, 2007, financial statements include the accounts of the Company and SDG as of and for the nine and three months ended November 30, 2007 and 2006. SDG has a calendar quarter end, September 30, which is consolidated with the Company effective November 30, 2007 and 2006. All significant intercompany accounts and transactions in 2007 and 2006 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

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

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the nine and three months ended November 30, 2006, have been reclassified to conform to the current period presentation.

2.   SLATER DOME GATHERING, LLLP

     Effective May 10, 2006, the Company entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194; see Note 3. Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC, whereby the Company increased its investment in SDG.by acquiring the general partner's interest (see Note 9). The Company's President and Chief Executive Officer is a manager of NRGG.

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

     The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 will be amortized over 19 months. Amortization expense during nine months ended November 30, 2007 and 2006, was $14,244 and $12,325 respectively, and is included in debt issuance costs, non-cash in the accompanying financial statements. In March 2007, the Company repaid $300,000 of the convertible debenture issued to NRGG plus accrued interest of $6,072 and the debenture was paid in full on December 31, 2007 (see Note 9).

     At November 30, 2007 the balance of the convertible debt is as follows:

     Convertible debt                                            $ 308,194
     Less debt discount                                             (1,600)
                                                                 ---------
                                                                 $ 306,594
                                                                 =========

4.   CONVERTIBLE DEBT

     On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000. Each Unit consisted of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share which was adjusted to $1.08 pursuant to certain anti-dilution rights, the market value of the shares at the date the Company entered into the Placement Agent Agreement for the sale of the securities (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Debenture Warrants"), which was adjusted to $1.33 pursuant to certain anti-dilution rights.

     The Debenture Warrants were valued using the Black-Scholes option-pricing model based on the market price of the Common Stock at the commitment date. The Debenture Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Debenture Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $1,509,798 was credited to additional paid-in capital. The total allocation of $1,778,156 will be amortized over 24 months. Amortization expense during the nine months ended November 30, 2007 and 2006 was $349,673 and $669,205, respectively and is included in debt issuance costs, non-cash in the accompanying financial statements.

     On or about July 22, 2007, the holders of the previously unconverted Debentures in the principal and interest amount of $2,686,440 converted the Debentures into 2,487,541 shares of our Common Stock at a price of $1.08 per share (the "Converted Debentures"). Debentures in the principal and interest amount of $31,500 were paid in cash to the holders.

5.   NOTES PAYABLE

     On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The current portion of the Steamboat Mortgage amounts to $34,020 with the balance of $834,200 being long term. Interest in the amount of $28,249 was paid and $2,834 has been accrued on the Steamboat Mortgage as of November 30, 2007.

6.   STOCKHOLDERS' EQUITY

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

     During the nine months ended November 30, 2007, holders of 3,375 shares of Series B Preferred Stock converted the shares into 586,924 shares of common stock in accordance with the terms of the Series B Preferred. As of November 30, 2007, there were 24,675 shares of the Series B Preferred issued and outstanding.

     The Company paid $104,710 in dividends and accrued $247,522 on the Series B Preferred resulting in accrued dividends in the amount of $799,654 as of November 30, 2007.

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

     During the nine months ended November 30, 2007, there were no shares of Series C Preferred Stock converted into shares of Common Stock. As of November 30, 2007, there were 222,250 shares of the Series C Preferred Stock issued and outstanding.

     The Company did not pay any dividends on the Series C Preferred Stock and accrued $418,322 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $518,255 as of November 30, 2007.

     Warrants
     --------

     During the nine months ended November 30, 2007, warrants to purchase 632,615 shares of common stock at $1.11 were exercised for a cash proceeds of $702,202.

     Stock Options
     -------------

     On October 15, 2007, the Company issued a three-year stock purchase Warrant for 350,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services. The closing price of the stock on October 15, 2007, was $1.15 per share. Using the Black-Scholes model with estimated volatility of 72.41%, risk-free interest rate of 4.25%, and a life of three years, the estimated fair value of the grant is $143,900, which was recorded as issuance of common stock warrants expense.

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

     The activity for the Non-Qualified Stock Options during the nine months ended November 30, 2007 is summarized as follows:

                                                           November 30, 2007
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Shares         Price
                                                   -----------------------------
     Beginning of period                                 987,500     $   1.25
       Granted                                         1,481,250     $   1.25
       Exercised                                              --     $     --
       Expired                                                --     $     --
                                                      ----------
     End of period                                    2,468,750      $   1.25
                                                      =========


     A summary of the incentive stock option activity during the nine months ended November 30, 2007 is summarized in the following table:

                                                         November 30, 2007
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
                                                        ========


     The following tables summarize information about fixed-price stock options and warrants during the nine months ended November 30, 2007:

                                                     November 30, 2007
                                                                Weighted
                                                                 Average
                                                                Exercise
                                               Shares            Price
                                          --------------------------------
     Beginning of period                      40,128,657      $      1.59
        Granted                                  350,000      $      2.00
        Anti-dilution warrants issued                 --      $        --
        Exercised                               (632,615)     $      1.11
        Expired                                       --      $        --
                                          --------------
     End of period                            39,846,042      $      1.59
                                          ==============

     The following table summarizes the options and warrants outstanding and exercisable at November 30, 2007:

                        Range                        Number
                         of                        of Options
                      Exercise                    and Warrants
                        Price                     Outstanding
                -------------------------------------------------
                   $1.00 to $1.50                      30,967,047
                   $1.51 to $2.75                      11,907,078
                                             --------------------
                                                       42,874,125
                                             ====================

     In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of November 30, 2007, no options have been granted under the plan.

7.   RELATED PARTIES

     The Company paid $24,000 during the nine months ended November 30, 2007 and 2006, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $45,000 and $37,000 for geological consulting during the nine months ended November 30, 2007 and 2006 respectively.

     SDG paid rent in the amount of $2,700 during the nine months ended September 30, 2007 to Spotswood and accrued management fees, to NRGG, the general partner of SDG, in the amount of $5,759 during the nine months ended September 30, 2007. SDG has an account payable to NRGG in the amount of $34,013. The president of the Company is a manager and owns 50% of the membership interests of NRGG.

8.   BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine months ended November 30, 2007 and 2006, are presented for the principal business segments as follows:

                                                     Oil & Gas     Gas Gathering   Consolidated
                                                   ------------    -------------   ------------
     November 30, 2007
        Revenues                                   $    341,074    $   94,284      $    435,358
        Income (loss) before taxes                 $ (4,665,163)   $    (35,417)   $ (4,700,580)
        Total assets                               $ 25,541,650    $  2,414,179    $ 27,955,829
        Property additions                         $  5,117,219    $         --    $  5,117,219
        Interest expense                           $    (62,490)   $         --    $    (62,490)
        Debt issuance costs, non-cash              $   (363,917)   $         --    $   (363,917)
        Depreciation, depletion and amortization   $    442,507    $     97,869    $    540,376

     November 30, 2006
        Revenues                                   $    169,435    $    100,930    $    270,365
        Loss before taxes                          $ (2,706,632)   $    (33,895)   $ (2,740,527)
        Total assets                               $  9,199,366    $  2,579,024    $ 11,778,389
        Property additions                         $    825,921    $         --    $    825,921
        Interest expense                           $    (64,164)   $         --    $    (64,164)
        Debt issuance costs, non-cash              $   (681,630)   $         --    $   (681,630)
        Depreciation, depletion and amortization   $    153,930    $    101,869    $    255,799

9.   SUBSEQUENT EVENTS

     In December 2007, four Series B Preferred Placement Agent Warrants were exercised and 520 shares of Series B Preferred Stock were issued which were converted to 80,000 shares of Common Stock. The Company issued 108,108 Series B Preferred warrants in connection with the transaction. The Company realized proceeds of $52,000 from the exercise of the placement agent warrants into shares of Series B Preferred Stock.

     Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring the general partner's interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562.50 plus interest and is due December 31, 2008. At the option of the Company, quarterly payments may be deferred until the maturity date. As a result, the Company owns the 25% general partner's interest together with 82.76% of the Class A limited partnership interests in SDG. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

     The purchase price was based on a valuation analysis of the gathering line by an independent consulting firm that provides engineering project management, due diligence and expert witness services to the oil and gas pipeline industry.

     The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG, the general partner of SDG.

     On December 31, 2007, the Company paid $320,801 to retire in full the convertible subordinated debenture issued to NRGG. The payment was comprised of $308,194 in principal together with accrued interest of $12,607. The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG.

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

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. During the year ended February 28, 2007, we acquired an additional 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming (the "Slater Dome Field"). The properties are entirely within the Company's existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 33,949 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 4,030 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 66.7% working interest. The Focus Ranch Unit (the "Unit"), consisting of approximately, 38,600 gross acres in which our working interest approximates 75% and is subject to a farm-out agreement whereby the farmor is required to assign 99% of their working interest after production operations under the farm-out agreement have been completed as determined in the Company's sole discretion, or at such time as the farmor has received its $2,000,000 production payment. The terms of the farm-out agreement provide that if commercial production from the Unit is established, the Company will make a production payment from 35% of the net proceeds at the wellhead to the farmor. If the Unit is abandoned, we are obligated to plug and abandon the Focus Ranch Federal 12-1 Drill Site and reclaim the site together with the existing 12-mile service road to BLM standards. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Unit. The Denver Julesberg Basin prospect consists of 3,500 gross and net acres of which we own 100%.

     Our plan of operation is to further develop the Slater Dome Field by drilling up to ten additional wells in the summer of 2008; such wells are to be adjacent or near our existing wells in the southeast section of this property and to develop the Flattops Prospect by drilling two wells in the summer/fall of 2008 on that prospect. We plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Unit. We intend to sell a portion of our Denver Julesberg Basin located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

     The following discussion and analysis covers the consolidated financial condition of the Company at November 30, 2007, changes in our financial condition since February 28, 2007, the end of the previous fiscal year, and a comparison of the results of operation for the three and nine months ended November 30, 2007 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2007.

Results of Operation: Three months ended November 30, 2007 compared to the three months ended November 30, 2006

     For the three months ended November 30, 2007 we reported a net loss attributable to common shareholders of $1,768,528 or $0.19 per share, on revenue of $144,974. This compares to a net loss attributable to common shareholders of $1,266,840, or $0.22 per share, on revenue of $140,989, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells, stabilize production of the coal-bed methane gas, and obtain a permit to add additional compression at the Slater Dome Field.

     Revenues for the three months ended November 30, 2007 were $144,974 compared with $140,989 for the three months ended November 30, 2006, an increase of $3,985 or 2.83%. Oil and gas revenues during the three months ended November 30, 2007 were $112,619 compared with $76,533 during the three months ended November 30, 2006, an increase of $36,086 or 47.15%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 29,400 MCF (338.92%) compared to the same three-month period ending November 30, 2006. The increase in production is principally attributable to increased in the wells Average gas sales prices decreased by $1.74 per MCF or 42.07% from $4.13 to $2.40 during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006. SDG revenues from the gathering pipeline were $32,355 for the three months ended September 30, 2007 compared with $64,456 for its quarter ended September 30, 2006, a decrease of $32,101 or 49.08%. The decrease relates principally to the fact that the Company increased its ownership in the Slater Dome Field and accordingly, gathering fees paid by third parties decreased.

     Exploration costs for the three months ended November 30, 2007 were $25,200 compared with $41,608 in the three months ended November 30, 2006, a decrease of $16,408 or 39.43%. The reason for the decrease is the result of decreases in seismic consulting, seismic lines, miscellaneous costs and delay rentals offset by an increase in geological consulting.
                                                                    Increase
                                                2007       2006    (Decrease)
----------------------------------------------------------------------------
Geologic consulting                          $ 15,000   $ 11,000   $  4,000
Seismic consulting                              5,514     10,353     (4,839)
Seismic lines                                   1,350      9,000     (7,650)
Miscellaneous other costs                       1,484      3,823     (2,339)
Delay rentals                                   1,852      7,432     (5,580)
                                             --------   --------   --------
                                     Total   $ 25,200   $ 41,608   $(16,408)
                                             ========   ========   ========

     The increase geologic consulting arises from increased compensation paid geologic consultants. The decrease in seismic lines and seismic consulting are directly related to the culmination of our analysis of potential prospects in the Denver Julesberg Basin during the three months ended November 30, 2006. The decreases in miscellaneous other costs and delay rentals are considered normal in the ordinary course of business.

     Lease operating expenses for the three months ended November 30, 2007 were $311,876 compared with $126,374 in the three months ended November 30, 2006, an increase of $185,502 or 146.78%. The principal reason for the increase is that in the three months ended November 30, 2007 we owned 66.7% of the working interest as compared with 30% for two months in the same period in 2006 together with costs associated with reworking our producing wells during the three months ended November 30, 2007 that were not present during the three months ended November 30, 2006. The changes are summarized as follows:
                                                                       Increase
                                                 20007       2006     (Decrease)
--------------------------------------------------------------------------------
Lease operating expenses 30%                  $ 128,592   $ 100,023   $  28,569
Lease operating expenses 36.7%                   90,487      20,508      69,979
Bonds                                             2,319          --       2,319
Rework expenses                                  72,682          --      72,682
Lease operating expenses, Focus Ranch            12,072          --      12,072
Production taxes                                  5,724       5,843        (119)
                                              ---------   ---------   ---------
                                              $ 311,876   $ 126,374   $ 185,502
                                              =========   =========   =========

In summary, lease-operating expenses increased $28,569 when comparing identical working interests of 30% and the increase of $69,979 is associated with the increase of an additional 36.7% interest at the Slater Dome Field and are related to the increased production and activity at the Slater Dome Field. Bonds increased $2,319 because we were not required to have an operator's bond in the three months ended November 30, 2006. Rework expenses increased by $72,682 when compared with the three months ended November 30, 2006 and were incurred in connection with increasing production and pursuant to normal operating procedures. The lease operating expenses associated with the Focus Ranch Unit increased because we did not own the interest in the Focus Ranch Unit in 2006. The production tax fluctuation is considered normal in the ordinary course of business..

     The costs of gas gathering increased by $3,342 from $565 to $3,907 or 591.24% during the three months ended November 30, 2007 as compared to the same quarter in 2006. The increase is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended November 30, 2007 were $488,589 compared with $268,096 in the three months ended November 30, 2006, an increase of $220,493 or 82.24%. The following table summarizes the major components of the fluctuations:

                                                                       Increase
                                               2007         2006      (Decrease)
--------------------------------------------------------------------------------
Employee compensation                       $ 136,412    $ 129,747    $   6,665
Financial public relations                    208,257       48,175      160,082
Professional fees                              61,095       13,970       47,125
Payroll taxes and employee benefits            28,314       21,275        7,039
Management fees  SDG                            1,941        2,503         (562)
Miscellaneous other costs                      52,570       52,426          144
                                            ---------    ---------    ---------
                                            $ 488,589    $ 268,096    $ 220,493
                                            =========    =========    =========

Employee compensation increased $6,665 in the quarter ended November 30, 2007 compared with the quarter ended November 30, 2006 because the Company had two additional field employees in 2007. The increase in financial public relations increased in the amount of $160,082 principally as a result of an increase fees paid to consultants for financial public relations and shareholder relations in the amount of $102,385, travel related to financial public relations increased by $14,380 and other related costs increased $43,317. Professional fees increased by $47,125 in the three months ended November 30, 2007, as compared to the comparable quarter ending in 2006 and was as a result of increased legal, accounting and engineering fees. The increase in payroll taxes and employee benefits in the amount of $7,039 directly relates to the increase in compensation expenses and the additional employees added in 2007. Management fees incurred by SDG decreased by $562 and is considered normal in the ordinary course of business. Miscellaneous other non-specified costs increased $144 and such change is considered normal in the ordinary course of business.

     Issuance of non-qualified common stock option expense for the three months ended November 30, 2007 was $659,450 compared to $515,550 during the three months ended November 30, 2006, an increase of $143,900 or 27.91%. This increase is the result of the Company's issuance of non-qualified common stock options valued at $143,900 during the three months ended November 30, 2007.

     Depreciation, depletion and amortization for the three months ended November 30, 2007 was $216,938 compared with $83,938 during the three months ended November 30, 2006, an increase of $133,000 or 158.45%. The components of the increase are summarized in the following table:

                                                                      Increase
                                               2007        2006      (Decrease)
                                            ----------------------------------
Producing oil and gas properties            $153,800     $ 45,200     $108,600
Slater Dome Gathering, LLLP                   32,623       28,623        4,000
Other depreciable assets                      30,515       10,115       20,400
                                            --------     --------     --------
                                            $216,938     $ 83,938     $133,000
                                            ========     ========     ========

The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field, together with an increase associated with our increased ownership in the properties, for the three months ended November 30, 2007 compared with the corresponding quarter in 2006. Other depreciation increased $20,400 for the three months ended November 30, 2007 as compared with the three months ended November 30, 2006 because of depreciation associated with additional non oil and gas property and equipment the Company placed into service.

     Interest income for the three months ended November 30, 2007 was $78,548 compared with $3,651 in the three months ended November 30, 2006, an increase of $74,897 or 2051.41%. Such increase is a result of a larger interest bearing cash balances held.

     Interest expense for the three months ended November 30, 2007 was $18,550 compared with $26,469 in the three months ended November 30, 2006, a decrease of $7,919 or 29.92%. The components of the change are summarized as follows

                                                                       Increase
                                               2007        2006       (Decrease)
                                            ------------------------------------
Convertible debentures                      $     --     $ 16,298      $(16,298)
Convertible debenture, affiliates              1,926        3,801        (1,875)
Notes payable                                 16,624        6,370        10,254
                                            --------     --------      --------
                                            $ 18,550     $ 26,469      $ (7,919)
                                            ========     ========      ========

The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company made a principal payment on this convertible debenture in the amount of $300,000 in March 2007. Notes payable interest increased by $18,550 because an obligation for the field facility was incurred in June 2007 and decreased by $6,370 because the underlying note, present in 2006, was converted to Series C Preferred Convertible Stock in January 2007.

     Debt issuance costs for the three months ended November 30, 2007 was $4,748 as compared with $226,761 for the three months ended November 30, 2006, a decrease of $222,013 or 97.91%. The principal change in debt issuance cost arises from the maturity of the debentures on July 23, 2007 and the completion of the amortization period.

     The minority interest in the income of the consolidated subsidiary for the three months ended November 30, 2007 was $14,821 as compared to $13,460 for the three months ended November 30, 2006 resulting in an increase of $1,361 or 10.10%.. This fluctuation relates to the increase in income from SDG for the respective periods.

     During the three months ended November 30, 2007, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $76,609 and $138,253 respectively, together with distributions to the SDG minority interests in the amount of $33,110 to the loss attributable to common shares compared with $108,659 during the three months ended November 30, 2006, an increase of $139,313 or 128.21%. The decrease in dividends on the Series B Preferred is because of conversions to shares of Common Stock of outstanding shares of the Series B Preferred in the three months ended November 30, 2007 as compared to the three months ended November 30, 2006. The Series C Convertible Preferred Stock was not authorized until November 2006 and no shares were issued until December 2006 and accordingly was not present in the three months ended November 30, 2006. The increase in distributions to the SDG minority interests in the amount of $12,058 is because SDG made a larger distribution to minority interest owners during the three months ended November 30, 2007 as compared with the same period in 2006.

                                                                    Increase
                                               2007       2006     (Decrease)
                                           ---------------------------------
     Series B convertible preferred        $  76,609   $  87,607   $ (10,998)
     Series C convertible preferred          138,253          --     138,253
     Slater Dome Gathering distributions      33,110      21,052      12,058
                                           ---------   ---------   ---------
                                           $ 247,972   $ 108,659   $ 139,313
                                           =========   =========   =========


     As a result of the above, we generated a net loss attributable to common shareholders of $1,768,528 or $0.19 per share during the three months ended November 30, 2007 as compared to a net loss attributable to common shareholders of $1,266,840 or $0.22 per share during the three months ended November 30, 2006.

Results of Operation: nine months ended November 30, 2007 compared to the nine months ended November 30, 2006.

     For the nine months ended November 30, 2007 we reported a net loss attributable to common shareholders of $5,472,718 or $0.71 per share, on revenue of $435,358. This compares to a net loss attributable to common shareholders of $3,040,523, or $0.56 per share, on revenue of $270,365, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells, stabilize production of the coal-bed methane gas and obtain a permit to add additional compression at the Slater Dome Field

     Revenues for the nine months ended November 30, 2007 were $435,358 compared with $270,365 for the nine months ended November 30, 2006, an increase of $164,993 or 61.03%. Oil and gas revenues were $341,074 this period compared with $169,435, an increase of $171,639 or 101.30%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 72,545 MCF (355.45%) compared to the nine-month period ending November 30, 2006. The increase in production is accounted for in two segments; the first is an increase of 23,415 MCF attributable to increased production from the wells and 49,130 MCF is attributable to our increased ownership in the Slater Dome Field. Average gas sales prices decreased by $1.76 per MCF or 37.14% from $4.73 to $2.98 during the nine months ended November 30, 2007 as compared to the nine months ended November 30, 2006. SDG revenues from the gathering pipeline were $94,284 for the nine months ended September 30, 2007 compared with $100,930 for its nine months ended September 30, 2006, a decrease of $6,646 or 6.58%. The decrease relates principally to the fact that the Company increased its ownership in the Slater Dome Field and accordingly, gathering fees paid by third parties decreased.

     Exploration costs for the nine months ended November 30, 2007 were $141,795 compared with $85,005 in the nine months ended November 30, 2006, an increase of $56,790 or 66.81%. The primary reason for the increase is increased seismic and geologic consulting and purchasing seismic lines during the nine months ended November 30, 2007 offset by a decrease in delay rentals and other costs compared with the same period in 2006 summarized as follows.

                                                                      Increase
                                                   2007       2006   (Decrease)
-------------------------------------------------------------------------------
Geologic consulting                             $ 45,000   $ 37,000   $  8,000
Seismic consulting                                45,122     13,064     32,058
Seismic lines                                     35,587      9,000     26,587
Miscellaneous other costs                          3,349      6,386     (3,037)
Delay rentals                                     12,737     19,555     (6,818)
                                                --------   --------   --------
                                        Total   $141,795   $ 85,005   $ 56,790
                                                ========   ========   ========

     Lease operating expenses for the nine months ended November 30, 2007 were $1,133,491 compared with $473,982 in the nine months ended November 30, 2006, an increase of $659,509 or 139.14%. The principal reason for the increase is that during the nine months ended November 30, 2007 we owned 66.7% of the working interests in the Slater Dome Field as compared with 30% in the same period in 2006 together with increased costs associated with reworking our producing wells in 2007 as compared to the same period ending in 2006. The changes are summarized as follows.

                                                                       Increase
                                               2007         2006      (Decrease)
--------------------------------------------------------------------------------
Lease operating expenses 30%               $  302,011   $  374,637   $  (72,626)
Lease operating expenses 36.7%                374,740        8,412      366,328
Rework expenses 30%                           190,458       82,040      108,418
Rework expenses 36.7%                         232,958           --      232,958
Lease operating expenses, Focus Ranch          15,076           --       15,076
Production taxes                               18,248        8,893        9,355
                                           ----------   ----------   ----------
                                           $1,133,491   $  473,982   $  659,509
                                           ==========   ==========   ==========

In summary, lease-operating expenses decreased $72,626 when comparing identical working interests of 30% and the increase of $366,328 is associated with the increase of an additional 36.7% in working interests in the Slater Dome Field. Similarly, rework expenses increased by $108,418 when comparing identical working interests and the increase of $232,958 is associated with the increased 36.7% working interest at the Slater Dome Field. The increased lease operating expenses are directly associated with the increased activity at the field and increased production. The reworking expenses were incurred to increase production and pursuant to normal operating procedures. The lease operating expenses associated with the Focus Ranch Unit increased because we did not own these interests during the nine months ended November 30, 2006. Production taxes increased as a result of increased revenues.

     The costs of gas gathering amounted to $4,739 during the nine months ended September 30, 2007 as compared to $2,060 for the nine months ending September 30, 2006, an increase of $2,679 or 130.06%. The increase is considered normal in the ordinary course of business.

     General and administrative expenses for the nine months ended November 30, 2007 were $1,516,117 compared with $949,321 in the nine months ended November 30, 2006, an increase of $566,796 or 59.71%. The following table summarizes the major components of the fluctuations.

                                                                       Increase
                                               2007          2006     (Decrease)
-------------------------------------------------------------------------------
Employee compensation                      $  541,661   $  377,967   $  163,694
Financial public relations                    507,458      194,725      312,733
Professional fees                             125,507      114,649       10,858
Payroll taxes and employee benefits            91,077       77,922       13,155
Repairs and maintenance                        25,121        2,652       22,469
Management fees  SDG                            5,759       13,991       (8,232)
Insurance                                     102,408       94,366        8,042
Travel                                         30,257       53,663      (23,406)
Miscellaneous other costs                      86,869       19,386       67,483
                                           ----------   ----------   ----------
                                           $1,516,117   $  949,321   $  566,796
                                           ==========   ==========   ==========

     Employee compensation increased $163,694 in the nine months ended November 30, 2007 compared with the nine months ended November 30, 2006 because salaries and bonuses to officers increased $56,083 and $100,000 respectively, together with additional staff compensation in the amount of $7,611 resulting from annual salary increases and the addition of personnel. The increase in financial public relations increased in the amount of $312,723 principally as a result of an increase fees paid to consultants for financial public relations and shareholder relations in the amount of $284,064 and by increases in other related costs of $28,669. Professional fees increased by $10,858 as a result of increased legal, accounting and engineering fees associated with the increasing corporate activity. Payroll taxes and employee benefits increased by $13,155 principally as a result of increased compensation and additional field employees added in July 2007. Repairs and maintenance increased $22,469, $9,806 of which is associated with gathering line maintenance and the balance of $12,663 is related to normal maintenance of office equipment and is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $8,232 because the managers were compensated based on gross revenues for the nine months ended September 30, 2007 as compared compensation based on invested capital in the corresponding nine months ended September 30, 2006. Miscellaneous other non-specified costs increased $67,483, of which none of the individual categories are significant by themselves, and such change is considered normal in the ordinary course of business.

     Issuance of non-qualified common stock option expense was $1,690,550 during the nine months ended November 30, 2007, as compared with $515,550 during the nine months ended November 30, 2006, a fluctuation of $1,175,000 or 227.91%. The non-qualified common stock option expense is the result of three quarterly vesting periods associated with the issuance of 3,950,000 non-qualified common stock options to employees and certain employees and agents of the Company for the full nine months ended November 30, 2007 as compared with the vesting for one quarterly vesting period during the nine months ended November 30, 2006 amounting to $1,031,100 together with granting a non-qualified stock option to a consultant valued at $143,900.

     Depreciation, depletion and amortization for the nine months ended November 30, 2007 was $540,376 compared with $255,799 during the nine months ended November 30, 2006, an increase of $284,577 or 111.25%. The components of the increase are summarized in the following table:

                                                                       Increase
                                               2007         2006      (Decrease)
                                            ------------------------------------
Producing oil and gas properties            $ 370,700    $ 123,441    $ 247,259
Slater Dome Gathering, LLLP                    97,869      101,869       (4,000)
Other depreciable assets                       71,807       30,489       41,318
                                            ---------    ---------    ---------
                                            $ 540,376    $ 255,799    $ 284,577
                                            =========    =========    =========

     The increase in depletion on producing properties is attributable to the increased ownership and production from the Slater Dome Field for the nine months ended November 30, 2007 compared with the corresponding quarter in 2006. The decrease attributable to SDG is a result of an adjustment to the base calculation in 2007 compared with 2006. Other depreciation increased $41,318 for the nine months ended November 30, 2007 as compared with the nine months ended November 30, 2006 because the Company added additional property and equipment into service and accordingly, depreciation increased.

     Interest income for the nine months ended November 30, 2007 was $317,537 compared with $16,619 in the nine months ended November 30, 2006, an increase of $300,918 or 1810.69%. Such increase is a result of larger cash balances invested.

     Interest expense for the nine months ended November 30, 2007 was $62,490 compared with $64,164 in the nine months ended November 30, 2006, a decrease of $1,674 or 2.61%, the components of which are summarized as follows.

                                                                       Increase
                                               2007         2006      (Decrease)
                                            ------------------------------------
Convertible debentures                      $ 27,556     $ 49,286      $(21,730)
Convertible debenture, affiliates              3,852        8,508        (4,656)
Notes payable                                 31,082        6,370        24,712
                                            --------     --------      --------
                                            $ 62,490     $ 64,164      $ (1,674)
                                            ========     ========      ========

The convertible debentures interest decreased because the debentures were converted to common stock or paid on or about July 22, 2007. The convertible debenture to affiliates interest decreased because the Company made a principal payment on this convertible debenture in the amount of $300,000 in March 2007. Notes payable interest increased because an obligation for the Steamboat Property was incurred in June 2007.

     Debt issuance costs for the nine months ended November 30, 2007 was $363,917 as compared with $681,630 for the nine months ended November 30, 2006, a decrease of $317,713 or 46.61%. The principal change in debt issuance cost arises from the maturity of the underlying instruments on or about July 22, 2007 and the completion of the amortization period.

     The minority interest in the income of the subsidiary for the nine months ended November 30, 2007 was $39,994 as compared with $2,389 for the nine months ended November 30, 2006 resulting in a net change of $37,605 or 1574.09%. This fluctuation relates to the increase in income from SDG during the nine months ended November 30, 2007.

     During the nine months ended November 30, 2007, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $248,385 and $418,049 respectively, together with distributions to the SDG minority interests in the amount of $65,710 to the loss attributable to common shares compared with $297,607 during the nine months ended November 30, 2006, an increase of $434,537 or 146.01%. The decrease in dividends on the Series B Preferred is because of conversions of outstanding shares of the Series B Preferred in the nine months ended November 30, 2007 as compared to the nine months ended November 30, 2006. The Series C Convertible Preferred Stock was not authorized until November 2006 and shares of that class were not issued until December 2006; and accordingly, was not present in the nine months ended November 30, 2006. The increase in distributions to the SDG minority interests in the amount of $40,649 is because SDG made a larger distribution to minority interest owners during the nine months ended November 30, 2006.

                                                                       Increase
                                               2007         2006      (Decrease)
                                            -----------------------------------
Series B convertible preferred              $ 248,385    $ 272,546    $ (24,161)
Series C convertible preferred                418,049           --      418,049
Slater Dome Gathering distributions            65,710       25,061       40,649
                                            ---------    ---------    ---------
                                            $ 732,144    $ 297,607    $ 434,537
                                            =========    =========    =========

     As a result of the above, we generated a net loss attributable to common shareholders of $5,472,718 or $0.71 per share during the nine months ended November 30, 2007 as compared to a net loss of $3,040,523 or $0.56 per share during the nine months ended November 30, 2006.

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $2,340,189 in operating activities during the nine months ended November 30, 2007. The primary sources of capital have been from sales of gas and issuances of equity and debt securities during the fiscal year ended February 28, 2007. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with cash from operations, additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders'.

     Our plan of operations for the twelve months call for us to participate in the drilling of approximately up to 10 additional wells at Slater Dome Field, to develop the Flattops Prospect by drilling two wells in the summer/fall of 2008, testing the Niobrara formation at the Focus Ranch Unit and to provide capital for other lease acquisitions. We believe that the plan of operations for the next twelve months will require capital of approximately $3,000,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. Further, the Company could receive proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred Stock which are exercisable at a price of $1.11. The warrants issued to the holders of the Company's Series B Preferred Stock expire on February 1, 2008. If all of the warrants issued to the holders of the Company's Series B Preferred Stock were exercised, it would result in proceeds to the Company of $5,048,040. There can be no assurance that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.

     As of November 30, 2007, we had a cash balance of $6,090,921. We used $2,340,189 in cash for operating activities during the nine months ended November 30, 2007 as compared to $1,315,105 during the nine months ended November 30, 2006.

     The following summarizes the Company's capital resources at November 30, 2007 compared with February 28, 2007:

                                               November 30,    February 28,     Increase     Increase
                                                   2007           2007         (Decrease)   (Decrease)
----------------------------------------------------------------------------------------------------
Cash                                            6,090,921      12,724,234      (6,633,313)     -52%
Current assets                                  7,844,415      13,673,152      (5,828,737)     -43%
Total Assets                                   27,955,829      29,047,723      (1,091,894)      -4%
Current liabilities                             3,184,212       4,690,713      (1,506,501)     -32%
Working capital                                 4,660,203       8,982,439      (4,322,236)     -48%
Net cash  (used  in)  operating activities     (2,340,189)     (2,987,472)        647,282      -22%
Net cash  provided by (used in) investing
   activities                                  (4,395,969)        240,717      (4,636,686)   -1926%
Net cash  provided by financing activities        102,845      23,433,775    $(23,330,930)     -99%

The principal components of the changes in cash are summarized as follows:

Proceeds from revenues                                              $   435,358
Proceeds from exercising warrants                                       702,203
Operating costs billed to non-affiliates                               (987,527)
Purchase of property and equipment                                   (4,235,969)
Deposits                                                               (160,000)
Payment of convertible debenture                                       (330,000)

Principal payments on notes payable                                     (13,030)
Preferred stock dividends                                              (104,710)

Distributions to SDG minority interests                                 (65,710)

Operating expenses and other                                         (1,873,928)
                                                                    -----------
                                                                    $(6,633,313)
                                                                    ===========

     The principal cause of the changes in current liabilities was the Conversion and/or payment at maturity of the convertible debenture and related accrued interest outstanding at February 28, 2007. The Company paid $300,000 to reduce the obligation to the affiliate in March 2007 resulting in a net change of $290,504 after amortization of debt discount. The Company increased the current portion of the long-term debt by $34,020 when it acquired the Steamboat Property to use as a field office and lodging facility. The remaining changes are considered normal in the ordinary course of business The following summarizes the changes in current liabilities by line item in the financial statements:

                                                                      Increase
                                        11/30/2007    2/28/2007      (Decrease)
                                       -----------   -----------    ------------
Accounts payable                       $ 1,298,630   $   648,501    $   650,129
Convertible debenture, affiliates          306,594       592,350       (285,756)
Dividends payable                        1,317,879       756,155        561,724
Accrued expenses                           163,781       388,017       (224,236)
Accounts payable, affiliates                48,459        40,563          7,896
Accrued interest                            14,849            --         14,849
Convertible debenture,
  net of discount of $349,673                   --     2,265,127     (2,265,127)
Current portion of long term debt           34,020            --         34,020
                                       -----------   -----------    -----------
                                       $ 3,184,212   $ 4,690,713    $(1,506,501)
                                       ===========   ===========    ===========

     The decrease in working capital of $4,322,236 or 48% is principally due to utilizing cash to invest in long-lived assets and funding ongoing operations.

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


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued a non-qualified, three year stock option to purchase 350,000 shares of the Company's $0.001 par value common stock with an exercise price of $2.00 per share. The options were granted in reliance of exemptions from registration under Section 4(2) of the Securities Act.

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


                                      New Frontier Energy, Inc.


Date: January 11, 2008                By:  /s/ Paul G. Laird
                                           ----------------------------------
                                           Paul G. Laird, President and Chief
                                           Executive Officer


                                      By:  /s/  Les Bates
                                           ----------------------------------
                                           Les Bates, Chief Financial Officer