Form 10KSB
period 2008-02-29
NEW FRONTIER ENERGY INC
filed 2008-05-27
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(mark one)
|X|   Annual report under section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended February 29, 2008

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ___ to _____.

                         Commission file number: 0-50472

                            New Frontier Energy, Inc.
                            -------------------------
                 (Name of small business issuer in its charter)

              Colorado                                    84-1530098
              --------                                    ----------
    (State or other jurisdiction                 (I.R.S. Identification No.)
 of incorporation or organization)

         1789 W. Littleton Blvd., Littleton, Colorado                 80120
         --------------------------------------------              ----------
         (Address of principal executive offices)                  (Zip Code)

                                 (303) 730-9994
                                 --------------
                         (Registrant's telephone number)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_| Yes |X| No

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The Company's revenues for the fiscal year ended February 29, 2008 were $757,739.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of May 13, 2008 was approximately $12,573,552 based upon the last reported sale on that date.

The number of the Registrant's shares of $0.001 par value common stock outstanding as of May 22, 2008 was 11,818,429.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                     Page Number
                                     Part I

Items 1 and 2.   Business and Properties                                    1

Item 3.          Legal Proceedings                                         33

Item 4.          Submission of Matters to a Vote of Security Holders       33

                                    PART II

Item 5.          Market for Common Equity and Related Stockholder
                 Matters and Issuer Purchase of Equity Securities.         33

Item 6.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                        35

Item 7.          Financial Statements                                      46

Item 8.          Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       47

Item 8A.         Controls and Procedures                                   47

Item 8A(T).      Controls and Procedures                                   47

Item 8B.         Other Information                                         47

                                    PART III

Item 9.          Directors, Executive Officers, Promoters, Control
                 Persons and Corporate Governance; Compliance with
                 Section 16(a) of the Exchange Act.                        48

Item 10.         Executive Compensation.                                   51

Item 11.         Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters.           62

Item 12.         Certain Relationships and Related Transactions,
                 and Director Independence.                                66

Item 13.         Exhibits.                                                 67

Item 14.         Principal Accounting Fees and Services                    69

SIGNATURES                                                                 70

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

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and New Frontier Energy, Inc. (the "Company"), intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

     o    Our business strategy and financial condition;

     o exploration and development drilling prospects, inventories, projects, plans and programs;

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

     These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this Annual Report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice, based on changes in such facts or assumptions.

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

     On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC ("NRGG") to acquire NRGG's general partnership interest (the "General Partnership Interest") in SDG effective as of January 1, 2008. In connection with the purchase of the General Partnership Interest, the Company was appointed the general partner of SDG. The General Partnership Interest is equal to 25% of the Percentage Interests (as defined in SDG's Limited Partnership Agreement) in SDG.

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

Our Business

     We explore for, produce and gather oil and natural gas. During the fiscal year ended February 29, 2008, we had an interest in five principal properties,
(i) the Slater Dome Field, located in northwest Colorado and south central Wyoming, (ii) the Flattops Prospect located in southwest Wyoming (the "Flattops Prospect"), (iii) the Gibraltar Peaks Prospect ("Gibraltar Peaks"), (iv) the North Slater Dome Prospect ("North Slater Dome Prospect:") located in south central Wyoming, and (v) the Amber Waves Prospect ("Amber Waves Prospect") located in northeast Colorado in the Denver Julesburg Basin. The Flattops, North Slater Dome, Gibralter Peaks, and Amber Waves Prospects are, undeveloped, which means they do not currently produce any oil or natural gas. The Company is the operator of the Slater Dome Field, the Amber Waves Prospect, the North Slater Dome Prospect and the Flattops Prospect. We also own certain royalty interests in certain wells in the state of Wyoming other than in the Slater Dome Field.

     On July 31, 2007, the Company entered into an amended Farmout Agreement (the "Amendment") with Clayton Williams Energy, Inc. ("Clayton Williams"), whereby the Company shall become the operator of and acquire substantially all of Clayton William's interest in the Focus Ranch Unit (the "Focus Ranch Unit") leaving Clayton Williams with a 1% working interest, The Focus Ranch Unit consists of approximately 36,891 gross acres in Routt County Colorado adjacent to and southeast of the Company's Slater Dome Field and one gas well, the Focus Ranch Federal 12-1 well.

     Pursuant to the Amendment, Clayton Williams agreed to assign the Focus Ranch Unit to the Company within seven days of written request by the Company, but not earlier than August 15, 2007 or later than fifteen (15) days after production operations under this Agreement have been completed, as determined in Farmee's sole discretion. At the time of the assignment of the Focus Ranch Unit to the Company, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. Further, in the Amendment, the Company agreed to waive the condition precedent that the parties obtain a transfer of rights to the road that leads to the Focus Ranch Unit. As of the date of this Annual Report, the Focus Ranch Unit had not been assigned to the Company. The Company plans to test the Federal 12-1 well in July or August 2008 and take assignment of the Focus Ranch Unit after the testing is complete.

     SDG owns the 18-mile gas gathering pipeline (the "Gas Gathering Pipeline") that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. The Flattops Prospect is relatively close to the Gas Gathering Pipeline.

     Our executive offices are located at 1789 W. Littleton Blvd., Littleton, Colorado 80120 and our telephone number is (303) 730-9994.

Description of Properties

     All of our properties are located in the States of Colorado and Wyoming. At February 29, 2008, we had an interest in 64,435 gross, 43,413 net acres of oil and gas properties. We had a working interest in 19 gross coal bed methane gas wells and 12.7 net wells as of February 29, 2008.

     The following table summarizes the Company's interest in oil and gas properties on February 29, 2008:

            ---------------------------------------------------------
            Proved developed oil and gas acres:     Gross       Net
            ---------------------------------------------------------

            ---------------------------------------------------------
                  Wyoming                              240        160
            ---------------------------------------------------------
                  Colorado                           1,360        907
            ---------------------------------------------------------
                  Total                              1,600      1,067
            ---------------------------------------------------------

            ---------------------------------------------------------
            Undeveloped oil and gas acres:       Gross (1)    Net (1)
            ---------------------------------------------------------

            ---------------------------------------------------------
                  Wyoming                           21,066     17,403
            ---------------------------------------------------------
                  Colorado                          41,769     24,943
            ---------------------------------------------------------
                  Total                             62,835     42,346
            ---------------------------------------------------------

     (1) Does not include the Focus Ranch Unit gross and net acres which are 36,891 gross acres and 30,500 net acres.

     Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. We also perform a title investigation before acquiring undeveloped leasehold interests.

     Slater Dome Field

     The Slater Dome Field is our primary asset and is comprised of 38,870 gross acres and 32,239 net acres. We acquired our interest in the Slater Dome Field in 2001, when we acquired Skyline. Skyline in turn, acquired its interest in the Slater Dome Field in November 1998 from Energy Investments, Inc., a privately held, independent third party. Skyline drilled an exploratory well to test for gas in 1998 and participated in drilling six additional wells. During the period from 1998 to 2002, Skyline owned a 33.33% working interest in the Slater Dome Field. In 2002, Skyline acquired an additional 33.33% interest in the property, following which it owned a total of approximately 66.67%. In an effort to diversify its holdings and obtain an operator experienced in coal-bed methane development and production, Skyline sold a 36.67% undivided working interest in the Slater Dome Field to Cedar Ridge. That transaction was completed with an effective date of February 28, 2003.

     Effective November 3, 2006, the Company entered into a Purchase and Sale Agreement (the "Cedar Ridge Agreement") with Cedar Ridge, whereby the Company acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Field, which was closed effective December 14, 2006. The purchase price for Cedar Ridge's interest was $8,000,000. In connection with the purchase of Cedar Ridge's interest, the Company became the operator of the Slater Dome Field.

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

     The Company has a permanent surface water discharge permit for the Slater Dome Field that allows the Company to discharge water on the surface after it has been purified. During the fiscal year ended February 29, 2008, the Company entered into an agreement with Watergy Produced Water Solutions, Inc. to construct, install and operate a water treatment system to treat and purify water from the Company's operated wells and the water pipeline system in the Slater Dome Field in compliance with applicable environmental and clean water laws.

     At February 29, 2008, our estimated proved reserves in the Slater Dome Field totals 15,561,000 MCF of gas to our interest. The Company drilled eight wells in the Slater Dome Field during the fiscal year ended February 29, 2008 with no dry holes. At February 28, 2007, our estimated proved reserves in the Slater Dome Field totaled 12,114,000 MCF of gas to our interest. The Company did not drill any wells during the fiscal year ended February 28, 2007.

     During the fiscal year ended February 29, 2008, the Slater Dome Field produced 306,478 MCF of gas, of which 44,027 MCF was used in operations and 262,450 MCF was sold. We intend to drill an additional 4 to 6 wells in the Slater Dome Field during the fiscal year ended February 28, 2009.

     The North Slater Dome Prospect

     In March 2007, we acquired leases for approximately 600 acres in the North Slater Dome Prospect in Southwestern Wyoming. We own 100% of the working interest in approximately 600 gross acres and net acres and are the operator of this prospect.

     Flattops Prospect

     We acquired fee leases in the Flattops Prospect in fiscal 2006 from approximately 20 mineral interest owners. We own 100% of the working interest in approximately 3,276 gross and net acres and are the operator of this prospect.

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

     In the future, the Company intends to drill the plug out of the Montgomery well and log and test this well using modern logs and testing. Further, we also intend to drill and test these same formations in an up-dip position approximately 1.5 miles due east of the re-entry well. The Gas Gathering Pipeline is less than one-half mile from the proposed wells, which would provide the ability to connect the wells into the Gas Gathering Pipeline.

     The Amber Waves Prospect

     In the fall of 2007 we acquired leases for approximately $306,800 in the Denver Julesberg Basin located in Northeast Colorado from approximately 29 interest owners (the "Amber Waves Prospect"). We own 100% of the working interest in approximately 6,640 gross acres and 5,041 net acres and are the operator of the Amber Waves Prospect. We are in the process of marketing this prospectus to industry partners and will attempt to obtain a promoted or carried working interest as well as a prospect fee.

     The Gibraltar Peaks Prospect

     Effective July 21, 2006, the Company entered into a Purchase Agreement (with Infinity Oil & Gas of Wyoming, Inc. ("Infinity"), whereby the Company acquired a 15% working interest (13.125% net revenue interest) in 15,049 gross acres, 2,257 net acres in Routt County Colorado. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The purchase price for the acreage was $35,967. This prospect is southeast of, and directly adjacent to the Slater Dome Field. We acquired the rights to the minerals from the surface of the earth to the base of the Mesa Verde Formation. This prospect is included in the Focus Ranch Unit.

     Focus Ranch Unit

     The Focus Ranch Unit consists of approximately 36,891 gross acres, 30,500 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well ("Focus Ranch Unit"). On June 4, 2007, we entered into an agreement to acquire and take over operations for the Focus Ranch Unit from Clayton Williams Energy, Inc. ("Clayton Williams"). On July 31, 2007, the Company entered into an amended Farmout Agreement (the "Amendment") with Clayton Williams, whereby the Company shall become the operator of and acquire Clayton William's interest in the Focus Ranch Unit. Clayton Williams will retain a 1% working interest in the Unit and the Company will acquire the balance of Clayton Williams interest ranging between a 74% and a 99% working interest.

     Pursuant to the Amendment, Clayton Williams agreed to assign the Focus Ranch Unit to the Company within seven days of written request by the Company, but not earlier than August 15, 2007 or later than fifteen (15) days after production operations under this Agreement have been completed, as determined in Farmee's sole discretion. At the time of the assignment of the Focus Ranch Unit to the Company, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. Further, in the Amendment the Company agreed to waive the condition precedent that the parties obtain a transfer of rights to the road that leads to the Focus Ranch Unit. As of the date of this Annual Report, the Focus Ranch Unit had not been assigned to the Company. The Bureau of Land Management has placed the Focus Ranch Unit in suspense pending the results of the testing of the Federal 12-1 well which is expected to be completed by fall 2008.

     Other Properties

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

     On June 14, 2007, we purchased a 35.5 acre residential property located at 29300 RCR 14A, Steamboat Springs, Colorado 80487 (the "Steamboat Property"). Included on the Steamboat Property is an approximately 4,100 square foot single family residence. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,255.86, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Company uses the Steamboat Property as a field office and for housing for its employees conducting operations in the Slater Dome Field.

Expiration of Leases

     The following table sets forth the gross and net acres subject to leases that will expire during the periods indicated:

             -------------------------------------------------------
                  Year end               Gross               Net
             -------------------------------------------------------
             February 28, 2009           9,804              9,421
             -------------------------------------------------------
             February 28, 2010          10,798              5,696
             -------------------------------------------------------
             February 28, 2011             751                751
             -------------------------------------------------------

Natural Gas Gathering Pipeline

     Prior to May 2005, there was no operating gathering pipeline available at the Slater Dome Field to transport our gas. However, SDG, an affiliate of Paul
G. Laird, the Company's President and Chief Executive Officer, completed construction of the 18-mile Gas Gathering Pipeline to the Slater Dome Field in May 2005, and we commenced the sale of natural gas in June 2005. The Gas Gathering Pipeline transports the Company's natural gas from the Slater Dome Field to a Questar transportation line in Baggs, Wyoming. The Company owns 82.76% of the Limited Partnership Interests of SDG and on December 26, 2007 acquired NRGG's general partnership interest (the "General Partnership Interest"). In connection with the purchase of the General Partnership Interest, the Company was appointed the general partner of SDG. The General Partnership Interest is equal to 25% of the Percentage Interests (as defined in SDG's Limited Partnership Agreement) in SDG.

     Gas produced from other owners and operators in the area around the Slater Dome Field may be transported through the Gas Gathering Pipeline for a fee, assuming the wells are connected to the Gas Gathering Pipeline. The Company and the other producer at the Slater Dome Field entered into a ten-year gathering agreement and agreed to pay SDG a fee of $0.50 per MCF, subject to annual escalations for cost recovery of gas transported through the line, until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate their gas to the Gas Gathering Pipeline. The original construction costs for the Gas Gathering Pipeline were $2,609,841. The Company and the other producer agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers' payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the minimum daily quantity ("MDQ"); the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per million British Thermal Units (MMBtu) necessary to make up the monetary equivalent of the annual shortfall. In the event that total gas gathering revenue for the preceding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year's comparison.

     The following table summarizes the MDQ requirements whereby each producer agrees to deliver a MDQ/MMBtu of gas during the first ten years of operations of the Gas Gathering Pipeline:

            ----------------------------------------
                                       Minimum
                                Producers' Aggregate
                 Year           MDQ/MMBtu Quantities
            ----------------------------------------
                   1                    1,500
            ----------------------------------------
                   2                    2,000
            ----------------------------------------
                   3                    4,000
            ----------------------------------------
                   5                    5,000
            ----------------------------------------
                   6                    6,000
            ----------------------------------------
                   7                    7,000
            ----------------------------------------
                   8                    8,000
            ----------------------------------------
                   9                    9,000
            ----------------------------------------
                  10                   10,000
            ----------------------------------------

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

     On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. The $608,194 paid for the additional interests was the actual cost paid by NRGG for those limited partnership interests. In March 2007, the Company repaid $300,000 of the principal balance of the convertible debenture issued to NRGG and the balance was repaid on December 26, 2007.

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

     In connection with the acquisition of SDG's Limited Partnership Interests, the Company executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). The Partnership Agreement provides that distributions will be allocated (i) first, to the General Partner (which General Partnership Interests the Company acquired in December 2007) in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) second, 90% to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests, as defined in the Partnership Agreement) and 10% to the Company as General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement) of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the Company as General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

     Drilling Activity

     The results of our coal-bed methane gas drilling activity during the year ended February 29, 2008 and February 28, 2007 is below:

        ----------------------------------------------------------------
                                 February 29, 2008     February 28, 2007
        ----------------------------------------------------------------
                                  Gross       Net       Gross       Net
        ----------------------------------------------------------------
        Development wells:
        ----------------------------------------------------------------
        Productive                  8        5.33         0          0
        ----------------------------------------------------------------
        Dry                         0           0         0          0
        ----------------------------------------------------------------
        Total                       8        5.33         0          0
        ----------------------------------------------------------------

     All of our drilling activities are conducted on a contract basis with independent drilling contractors.

     Productive wells

     As of February 29, 2008, we had working interests in 19 wells at the Slater Dome Field. Of the 19 wells, 16 are producing wells (16 gross wells, 10.6 net) and three are non-producing wells (3 gross wells, 2 net). We also have an interest in one water disposal well.

     During the fiscal year ended February 28, 2007, no new wells were drilled or recompleted.

     Gas production volumes and average sales price are as follows:

     The following summarizes the gas production in the Slater Dome Field during the fiscal years ended February 29, 2008 and February 28, 2007 to the Company's interest:

                                               Fiscal Years Ended
            --------------------------------------------------------------
                                      February 29, 2008   February 28,2007
            --------------------------------------------------------------
            Gas production in MCF           139,974             25,523
            --------------------------------------------------------------
            Average price per unit:       $    3.98           $   5.11
            --------------------------------------------------------------
            Average production cost
               per unit:                  $   10.71           $  25.61
            --------------------------------------------------------------

     During the fiscal year ended February 29, 2008, the Slater Dome Field produced 306,478 MCF of gas, of which 44,027 MCF was used in operations and 262,450 MCF was sold. During the fiscal year ended February 28, 2007, the Slater Dome Field produced 159,303 MCF of gas, of which 43,943 MCF was used in operations and 115,360 MCF was sold.

     Oil and gas reserve information

     The estimated oil and gas reserves presented below were derived from reports prepared by Norwest Questa Engineering, Corp., an independent petroleum engineering firm, for the fiscal years ended February 29, 2008 and February 28, 2007. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

     At February 29, 2008, our estimated proved reserves totals 15,561 MCF. The present value of estimated net revenues before income tax, discounted at 10%, is $32,611,000, using a price of $7.30 per MMbtu. The values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by the Company. The estimated quantities and estimated net revenues are summarized as follows:

      ---------------------------------------------------------------------
      Estimated Net Proved Reserves                      February 29, 2008
      ---------------------------------------------------------------------
                                                         Net Reserves (MCF)
      ---------------------------------------------------------------------
      Proved Developed                                          4,026
      ---------------------------------------------------------------------
      Proved Undeveloped                                       11,535
      ---------------------------------------------------------------------
      Total Estimated Net Proved Reserves                      15,561
      ---------------------------------------------------------------------

     As of February 28, 2007, the estimated quantities of proved developed and proved undeveloped reserves net to our interest (all of which are located within the United States at the Slater Dome Field) were 12,114,000 MCF of gas. The present value of estimated net revenues before income tax, discounted at 10%, was $14,319,000, using a price of $5.21 per MMbtu. The estimated quantities and estimated net revenues are summarized as follows:

      ---------------------------------------------------------------------
      Estimated Net Proved Reserves                      February 28, 2007
      ---------------------------------------------------------------------
                                                         Net Reserves (MCF)
      ---------------------------------------------------------------------
      Proved Developed                                          2,187
      ---------------------------------------------------------------------
      Proved Undeveloped                                        9,926
      ---------------------------------------------------------------------
      Total Estimated Net Proved Reserves                      12,114
      ---------------------------------------------------------------------

     The present value of estimated net revenues before income tax, discounted at 10% using prices of $7.30 and $5.21 per MMbtu as of February 29, 2008 and February 28, 2007, respectively, is summarized as follows:

--------------------------------------------------------------------------------
                                          February 29, 2008   February 28, 2007
--------------------------------------------------------------------------------
      Future cash inflows                   $ 113,608,380       $  63,109,300
--------------------------------------------------------------------------------
      Deduct:
--------------------------------------------------------------------------------
         Future production costs              (40,881,780)        (27,077,100)
--------------------------------------------------------------------------------
         Future development costs             (13,240,600)         (8,411,900)
--------------------------------------------------------------------------------
         Future income taxes                  (17,415,200)         (7,243,800)
--------------------------------------------------------------------------------
                                              (71,537,580)        (42,732,800)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      Future net cash flows                    42,070,800          20,376,500
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      Less 10% discount amount                (16,405,900)         (8,120,400)
--------------------------------------------------------------------------------
                                            $  25,664,900       $  12,256,100
--------------------------------------------------------------------------------

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

     Business Strategy

     Maximizing the value of our existing assets and locating new growth projects are the principle elements of our business strategy. Our primary focus in the next fiscal year is to increase our cash flow and oil and gas reserves by further developing the Slater Dome Field and to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Focus Ranch Unit. The next objective is to internally develop and/or acquire other natural gas prospects capable of producing significant reserves. We also intend to work towards marketing the Amber Waves Prospect and will attempt to obtain a prospect fee and a promoted or carried working interest.

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

      Glossary of Terms

      --------------------------------------------------------------------------
      Bcf:                 Billion cubic feet.

      --------------------------------------------------------------------------
      Bcfe:                Billion cubic feet equivalent.

      --------------------------------------------------------------------------
      Gross acre:          An acre in which a working interest is owned, without
                           regard to the size of the interest.

      --------------------------------------------------------------------------
      Gross well:          An oil or gas well in  which a  working  interest  is
                           owned, without regard to the size of the interest.

      --------------------------------------------------------------------------
      Leases: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, subject to the payment of rentals, bonuses and/or royalties.

      --------------------------------------------------------------------------
      MCF:                 Thousand cubic feet.

      --------------------------------------------------------------------------
      MMBtu One million British Thermal Units. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

      --------------------------------------------------------------------------
      MMCF:                One million cubic feet.

      --------------------------------------------------------------------------
      Net acres:           One net acre is deemed  to exist  when the sum of the
                           fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

      --------------------------------------------------------------------------
      Net well:            One net  well is  deemed  to  exist  when  the sum of
                           fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

      --------------------------------------------------------------------------
      Proved Developed     Reserves  that are expected to be  recovered  through
      Reserves:            existing wells with existing  equipment and operating
                           methods.

      --------------------------------------------------------------------------
      Proved Oil and Gas   Estimated  quantities  of crude oil,  natural gas and
      Reserves:            natural gas liquids which  geological and engineering
                           data  demonstrate  with  reasonable  certainty  to be
                           recoverable  in future  years from  known  reservoirs
                           under  existing  economic and  operating  conditions,
                           (i.e.,  prices and costs as of the date the  estimate
                           is made.) Prices include  consideration of changes in
                           existing   prices   provided   only  by   contractual
                           arrangements but not on escalations based upon future
                           conditions.  For a complete  definition of proved oil
                           and  gas  reserves,   see  Rule  4-10(a)(2)(3)(4)  of
                           Regulation S-X, available on the SEC website at (http://www.sec.gov/divisions/corpfin/forms/regsx.htm
                           #gas).

      --------------------------------------------------------------------------
      Proved Undeveloped   Proved  reserves  that are  expected to be  recovered
      Reserves:            from new wells on undrilled  acreage or from existing
                           wells  where  a  relatively   major   expenditure  is
                           required for recompletion.

      --------------------------------------------------------------------------

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

     The three largest CBM producers in the lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all of which produce most of their CBM production from the San Juan Basin in northwest New Mexico and southwest Colorado. In addition, the Company considers the following companies competitors:

     Anadarko Petroleum Corporation ("Anadarko") is among the largest independent oil and gas exploration and production companies in the world, with
2.43 billion barrels of oil equivalent of proved reserves as of December 31, 2007. Anadarko's major areas of operation are located onshore in the United States, the deepwater of the Gulf of Mexico and Algeria. Anadarko also has production in China, Venezuela and Qatar, a development project in Brazil and is executing strategic exploration programs in several other countries. Anadarko actively markets natural gas, oil and natural gas liquids production and owns and operates gas-gathering systems in its core producing areas. In addition, it is engaged in the hard-minerals business through non-operated joint ventures and royalty arrangements in several coal and industrial mineral mines located on lands within and adjacent to its properties that include an 8,000,000-acre strip running through portions of Colorado, Wyoming and Utah.

     EOG Resources, Inc. ("EOG") explores, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad, the United Kingdom North Sea and selected other international areas. EOG's operations are mainly natural gas and crude oil exploration and production. At December 31, 2007, EOG's total estimated net proved reserves were 7,745 billion cubic feet equivalent (Bcfe), of which 6,669 billion cubic feet (Bcf) were natural gas reserves and 179 million barrels (MMBbl), or 1,076 Bcfe, were crude oil, condensate and natural gas liquids reserves. At such date, approximately 67% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 17% in Canada and 16% in Trinidad. During 2007, EOG continued to expand its activities throughout the Rocky Mountain area where it holds approximately 1.3 million net acres. During 2007, EOG drilled 267 net wells of which 187 net wells were drilled in the Uinta Basin, Utah, 38 net wells were drilled in the Moxa Arch area of Wyoming, 20 net wells were drilled in the Williston Basin, North Dakota and 19 net wells were drilled in the LaBarge Platform, Wyoming.

     The following is a summary of the regional competitors that are active in the coal-bed methane segment of the industry:

     As of December 31, 2007, Double Eagle Petroleum Co. ("Double Eagle") owns interests in a total of 888 producing wells. Double Eagle's Eastern Washakie coal-bed natural gas project is a 40-mile-long trend located between the town of Baggs and Rawlins in south-central Wyoming. Double Eagle has acquired interests in 50,937 gross acres (29,735 net acres) along the Atlantic Rim and owns other interests in acreage outside of the Atlantic Rim area.

     Galaxy Energy Corporation ("Galaxy") is an independent oil and gas company engaged in lease acquisition, exploration, development and production of natural gas. As of April 7, 2008, Galaxy had interests in 178 completed wells, 51 wells in various stages of completion and six water disposal wells in the Powder River Basin located in Wyoming and Montana.

     The Company believes that Yates Petroleum Corporation, a private independent oil and gas company, leases approximately 80,000 acres along the Cherokee Ridge and Fort Union Coal Fairway adjacent to and southwest of the Slater Dome Prospect.

     Merit Energy Company ("Merit"), is a private firm specializing in direct investments in oil and gas assets. Merit has net daily production in excess of 99,500 barrels of oil equivalent per day and proved reserves of 418 MMBOE. The Company believes that Merit holds acreage in the Fort Union Coal production at South Baggs/West Side Canal directly west of the Slater Dome Prospect.

     Market for Oil and Gas and Major Customers

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

     Effective August 1, 2007, we entered into an agreement with an independent third party whereby they would market the gas produced from the Slater Dome Field. During the fiscal year ended February 29, 2008, sales to three unaffiliated customers were $461,700 (61% of sales), $160,742 (21% of sales) and $135,297 (18% of sales). During the fiscal year ended February 28, 2007, sales to one major unaffiliated customer was $198,872 (55% of sales). Due to the nature of its product, the Company believes that it is not dependent upon any of these customers.

     Based on the current demand for natural gas and oil, and the availability of other purchasers, we believe that the loss of the major purchaser of our gas would not have a material adverse effect on the Company's financial condition and results of operations.

     Seasonality

     Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

     Seasonal weather conditions and wildlife restrictions limit our drilling and producing activities and other oil and natural gas operations. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

     Government Regulation

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include drilling permits, discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the company. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. Further, SDG is subject to the jurisdiction of various federal, state and local agencies.

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

     As the operator of Slater Dome Field, the Amber Waves Prospect and the Flattops Prospect, the Company is responsible for obtaining all permits and government permission necessary to operate these properties and permits to drill wells. Further, the Company, as the General Partner of SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.

Research and Development Activities

     No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

Employees

     We currently have seven employees, including Paul G. Laird, our President and Chief Executive Officer and Les Bates, our Chief Financial Officer, Principal Accounting and Financial Officer, Secretary and Treasurer. Our executive officers devote such time, as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be excellent.

     From time to time, we use the services of clerical and accounting personnel on a part-time basis and the services of geologists, engineers, landmen and other professionals on a contract basis as may be necessary for our oil and gas operations.

Available Information

     Our Internet website address is www.nfeinc.com. We make available, free of charge, all filings with the SEC and all press releases on this site. Information on our website is not incorporated by reference into this Form 10-KSB and should not be considered a part of this document.

RISK FACTORS

     Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. In addition, the "Forward-Looking Statements" located in this Form 10-KSB, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Risks Related To Our Business

     We have a limited operating history.

     We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. Since that date, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing our properties. We began producing gas in June 2005. As a result, there is a limited history of production or generating revenue against which to compare our revenues during the year ended February 29, 2008.

     The Slater Dome Field is the primary oil and gas property where most of our capital resources have been employed and we are substantially dependent upon this one property, which causes our risk to be concentrated.

     Our plan of operation includes efforts to further develop the Slater Dome Field. If the development of this property is not successful, we will be forced to seek additional opportunities. Substantially all of our current capital investment has been spent on the development of the Slater Dome Field. If we are unable to further develop the Slater Dome Field, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time-consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that sufficient working capital will be available to finance the acquisitions. As a result of our dependence on a single property, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells or increased expenses caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the Slater Dome Field. Our substantial dependence on a single property for cash flow increases the risk of our future success.

     We have incurred losses from operations and negative cash flow that is likely to continue until we can economically produce oil or natural gas.

     We have a history of losses from operations and negative cash flow that is likely to continue until we economically produce oil or natural gas. A significant portion of our cash flow since inception has come from equity and debt investments. Unless we economically produce oil and gas in the future, these losses will continue. If we continue to experience losses from operations and negative cash flow as we have in the past, there can be no assurance that we will be able to continue operations as anticipated, if at all. Further, the price of our Common Stock may be adversely affected.

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

     We describe some of our current prospects and our plans to explore those prospects in this Prospectus. See "Business." A prospect is a property on which we have identified what we believe, based on available seismic and geological information, to be indications of natural gas or oil. However, the use of seismic data and other technologies will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any well is often uncertain and new wells may not be productive.

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

     In addition to our dependence on the Gas Gathering Pipeline, we are dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the marketing of, delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of FERC or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder our processing and marketing operations and/or affect our sales margins, which would have a material adverse effect upon our results from operations.

     We may be required to take write-downs of the carrying values of our oil and natural gas properties and the Gas Gathering Pipeline.

     Accounting rules require that we review periodically the carrying value of our oil and natural gas properties and the Gas Gathering Pipeline for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, rate of flow of gas thought the pipeline, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties or the Gas Gathering Pipeline. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the periods taken.

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

     Our drilling activities and prices received from the sale of oil and gas may be impacted adversely by new taxes.

     The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and may impose taxes on our drilling activities. Recently, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have a material adverse effect upon our drilling activities or on oil and natural gas prices.

     We are responsible for all permits and government permits necessary for our operations in the fields and prospects in which we are the operator and for the Gas Gathering Pipeline.

     As the operator of Slater Dome Field, the Amber Waves Prospect and the Flattops Prospect, we are responsible for obtaining all permits and government permission necessary to operate these properties and to obtain permits for any new wells that are drilled. Further, the Company, as the General Partner of SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline. While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that we will obtain the necessary permits and easements. The failure to do so would have a material adverse effect upon our operations and financial condition.

     Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

     Our operations are affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on our operations. Our success is dependent largely on the prices received for natural gas and oil production. Prices received also affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Further, it could affect the amount of natural gas that is transported through the Gas Gathering Pipeline owned by SDG, in which we own 82.76% of the Limited Partnership Interests and the General Partnership Interest which is equal to 25% of the Percentage Interests (as defined in SDG's Limited Partnership Agreement).

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

     Further, the occurrence of any of these events may impact third parties, including our employees or employees of our contractors, and lead to injury or death or property damage. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1 million of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

     Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties.

     Seasonal weather conditions and wildlife restrictions adversely affect our ability to conduct drilling activities.

     Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions and wildlife restrictions on our federal leases. In the Slater Dome Field, certain drilling and other oil and natural gas activities can only be conducted during limited times of the year, typically during the summer months. This limits our ability to operate in this area and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon the Company and its results of operations.

     There can be no assurance that any of our wells will become profitable.

     Our wells may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the wells. The production of coal bed methane gas requires dewatering for the coal gas to be extracted, which results in water being produced in large volumes, especially in the early stages of production. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane gas in commercial quantities. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The failure of our wells as a result of these or other events that impair the production of gas will have a material adverse effect upon our results of operations.

     Our competitors may have greater resources than we have, and we may not have the resources necessary to successfully compete with them.

     Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies, which may have a material adverse effect upon the results of operations of the Company.

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

     Mr. Laird and Mr. Bates, the Company's executive officers, devote such time as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. Generally, Messrs Laird and Bates each dedicate approximately 40 to 50 hours per week for Company business. However, each officer also devotes other time to other business endeavors and has responsibilities to other entities. Because of these relationships, such individuals will be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. As an example of these potential conflicts, our President, Paul G. Laird, is affiliated with a company called NRG. His position as an officer, director and principal shareholder of NRG, and officer and director of the Company creates a potential conflict with regard to his duties to each entity. Each of our officers and directors has agreed that any business opportunity that comes to their attention in the future shall first be presented to the Company. Nonetheless, these relationships present conflicts, which may exist for the foreseeable future.

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

     Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of May 21, 2008, there were 11,818,429 shares of our Common Stock issued and outstanding, 27,069.60 shares of our $0.001 par value Series B 12% Cumulative Convertible Preferred Stock ("Series B") issued and outstanding and 219,000 shares of our 2.5% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") issued and outstanding. If all of the Company's Series B Preferred Stock, Series C Preferred Stock, warrants and options to acquire shares of our Common Stock we currently have outstanding were converted into shares of Common Stock or were exercised, we would have to issue an additional 67,718,515 shares of our Common Stock for a then total of 79,536,944 shares of our Common Stock issued and outstanding.

     Further, on June 11, 2007, the Company held a special meeting of shareholders (the "Special Meeting"). At the Special Meeting, the shareholders approved and ratified the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan.

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

     Issuances of additional shares of our stock in the future could dilute existing shareholders' holdings and may adversely affect the market price of our Common Stock. As of May 13, 2008, we have the authority to issue, without stockholder approval, up to 500,000,000, shares of Common Stock (of which, as of May 13, 2008), 11,716,266 shares were outstanding) and 25,000,000 shares of preferred stock (of which, as of May 13, 2008, 27,069.60 shares of our Series B Preferred Stock and 219,000 shares of our Series C Preferred Stock were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Because our Common Stock is traded on the Over-The-Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. Any such future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. The issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

     In addition to the shares of our Common Stock underlying shares of our Series C Preferred Stock and Series B Preferred Stock, as well as warrants and options that have been issued by the Company, we have a large number of shares eligible for future sale.

     As of May 13, 2008, we had reserved 625,000 shares of Common Stock for issuance upon the exercise of options all of which have been granted pursuant to the 2003 Plan, of which options to purchase 584,333 shares were outstanding. On November 10, 2006, the Company granted an aggregate of 3,950,000 options to purchase shares of the Company's common stock to certain officers, directors, employees, agents and Affiliates, which shares are subject to a vesting schedule. Further, at the Special Meeting held on June 11, 2007, the common stock holders of the Company approved and ratified the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan. As of May 13, 2008, our officers and directors own 305,686 shares of our Common Stock, or 2.78% of our currently outstanding shares of Common Stock, which may be sold pursuant to Rule 144. Sales of Common Stock underlying plan options or by the certain directors may adversely affect the price of the Common Stock.

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

     Two of our shareholders that are controlled by the same individual collectively own 14.9% of our outstanding Common Stock and have beneficial ownership of approximately 18.8% of our Common Stock.

     As of May 13, 2008, the Apollo Trust and Echo's Voice LLC had beneficial ownership of our common stock of 11.5% and 7.7%, respectively. Helen De Bove, Trustee of the Apollo Trust and manager of Echo's Voice LLC exercises voting and dispositive power of the securities owned by these entities and has beneficial ownership of approximately 18.8%. The Apollo Trust and Echo's Voice LLC and Ms. De Bove, if they convert and exercise the securities they own or over which they have voting and dispositive power into shares of our Common Stock, may be able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

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

     Iris Energy Holding Corp. May Appoint Directors to the Board, which may lead to a Change in Control.

     On July 16, 2007, the Company and Iris Energy Holding Corp., a Samoa company ("Iris Energy"), entered into an agreement (the "Iris Energy Directors Agreement") pursuant to which the Company granted to Iris Energy the right to appoint up to an equal number of members to the board of directors that have not been previously appointed by Iris Energy as are present on the Company's board of directors at any time. The Iris Energy Director Agreement is effective as of December 1, 2006.

     The Iris Energy Directors Agreement provides that the Iris Energy Directors Agreement terminates immediately on the earlier to occur of the following: (i) at such time as Iris Energy owns fewer than 35,000 shares of the Company's Series C Preferred Stock and fewer than 3,500,000 shares of the Company's Common Stock, (ii) if at any time prior to December 1, 2009 the Company conducts private or public offerings that aggregate $20,000,000 or more of the Company's common stock or securities that are convertible into shares of the Company's common stock; or (iii) December 1, 2009. For a further description of the anticipate terms of the Iris Energy Directors Agreement, See "Management." Accordingly, pursuant to the terms of the Iris Energy Directors Agreement, Iris Energy may appoint an equal number of members to the Board of Directors, which may lead to a change in control of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended February 29, 2008.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

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

          Quarter Ended                        High Bid      Low Bid

          February 29, 2008                    $   1.22      $  1.07
          November 30, 2007                    $   1.29      $  1.02
          August 31, 2007                      $   1.38      $  1.16
          May 31, 2007                         $   1.40      $  1.11
          February 28, 2007                    $   1.50      $  0.93
          November 30, 2006                    $   1.75      $  1.11
          August 31, 2006                      $   2.25      $  1.20
          May 31, 2006                         $   2.52      $  1.85

Holders

     On May 21, 2008, the closing price of our Common Stock was $1.30. As of May 13, 2008, we had approximately 1,716 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of May 13, 2008, there are approximately 2,224 beneficial owners of our Common Stock.

Dividend Policy

     We have not declared or paid cash dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

     On January 30, 2008, the Company granted two employees options under the Company's 2003 Plan to acquire an aggregate of 25,000 shares of our Common Stock at a price of $1.20 per share. The options vest immediately and expire on January 30, 2018.

     The options described above were granted based on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws pursuant to Section 4(2) of the Securities Act.

     On or about May 1, 2008, the Company issued an aggregate of 1,637,501 shares of common stock and 2,413.13 shares of our 12% Series B Convertible Preferred Stock for gross proceeds of $1,953,781 arising from the exercise of 1,542,765 of our Series B Warrants and 18.5625 Placement Agent Warrants, each unit consisting of (i) 130 shares of 12% Series B Convertible Preferred shares--face value $13,000, par value $0.001, convertible into 20,000 shares of the Company's common stock, par value $0.001 at the rate of $0.65 per share with a face value of $100 per share and (ii) 27,069 detachable warrants to purchase one share each of common stock at an exercise price of $1.11 per share, which expired on May 1, 2008.

     The 12% Series B Convertible Preferred Stock and the shares of Common Stock issued upon exercise of the Series B Warrants described above were granted based on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws pursuant to Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

     The following discussion and analysis covers our plan of operation for the next twelve months. It discusses our financial condition at February 29, 2008, and changes in our financial condition since February 28, 2007, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 29, 2008, and February 28, 2007. The following discussion and analysis should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Form 10-KSB.

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

     The Company owns 82.76% of the limited partnership interests (the "Limited Partnership Interests") of Slater Dome Gathering, LLLP ("SDG"). SDG owns the 18-mile gas gathering line that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC ("NRGG") to acquire NRGG's general partnership interest (the "General Partnership Interest") in SDG effective as of December 31, 2007. In connection with the purchase of the General Partnership Interest, the Company was appointed the general partner of SDG. The General Partnership Interest is equal to 25% of the Percentage Interests (as defined in SDG's Limited Partnership Agreement) in SDG.

Plan of Operation

     Our plan of operation is to further develop the Slater Dome Field by drilling additional wells adjacent or near our existing wells in the southeast section of the property. We plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

Prospect Acquisition Philosophy

     We anticipate undertaking investigation to acquire other interests in oil and gas properties in the fiscal year ending February 28, 2009. Our objective will be to acquire properties with immediate development potential or existing producing properties. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development. Rather, one or a small number of properties will be targeted with immediate development potential.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of February 29, 2008, and February 28, 2007, and for each of the fiscal years ended February 29, 2008, and February 28, 2007, have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                Year Ended
                                         February 29, 2008   February 28, 2007
Statement of Operations Data:

Revenue                                  $         757,739   $         361,181
(Loss) from operations                   $      (6,257,401)  $      (3,745,600)
Other income (expense), net              $         (85,970)  $        (812,162)
Net loss attributable to common
shareholders                             $      (7,363,381)  $      (5,079,469)
Basic and diluted net loss per share     $           (0.89)  $           (0.92)
Weighted average shares outstanding              8,259,108           5,526,142

                                         February 29, 2008   February 28, 2007
Balance Sheet Data:

Working capital                          $       1,345,977   $       8,982,439
Current assets                           $       4,881,911   $      13,673,152
Total assets                             $      26,209,623   $      29,047,723
Current liabilities                      $       3,535,934   $       4,690,713
Long-term liabilities                    $       1,116,151   $         140,000
Total liabilities                        $       4,652,085   $       4,830,713
Minority Interests in Consolidated
Subsidiary                               $         393,592   $         421,091
Total Shareholders' equity               $      21,163,946   $      23,795,919

Results of Operation

Year Ended February 29, 2008 Compared to the Year Ended February 28, 2007

     For the year ended February 29, 2008, we realized a net loss attributable to common shareholders of $7,363,381, or $0.89 per share, on revenue of $757,739. This compares with a net loss attributable to common shareholders of $5,079,496, or $0.92 per share on $361,181 of revenue for the fiscal year ended February 28, 2007. The loss increased by $2,283,912 or 44.96%.

     Our oil and gas sales increased from $238,385 during the fiscal year ended February 28, 2007 to $622,442 during the fiscal year ended February 29, 2008, an increase of $384,057 or 161.11%. The increase in oil and gas revenues is primarily attributable to the increased production from the Slater Dome Field together with acquiring 36.66667% working interest effective November 1, 2006. We sold 139,973 MCF in the fiscal year ended February 29, 2008 compared to 25,524 MCF in the fiscal year ended February 28, 2007.

     During the fiscal year ended February 29, 2008, SDG's gathering fees from the Gas Gathering Pipeline were $135,297 as compared to $122,796 during the fiscal year ended February 28, 2007, an increase of $12,501 or 10.18%. The increase in the gas gathering fees is primarily the result of the increase in production.

     Exploration costs were $249,848 during the fiscal year ended February 29, 2008 as compared to $205,713 during the fiscal year ended February 28, 2007, an increase of $44,135 or 21.45%. The primary reason for the increase is related to increased seismic costs associated with exploration efforts at Slater Dome Field and in the Amber Waves Prospect. The major components and the changes in exploration expenses are summarized as follows.

                                                                     Increase
                                            2008         2007       (Decrease)
                                        ---------------------------------------
Geological consulting                   $   149,015   $  128,057   $     20,958
Geophysical & maps                           83,030       58,175         24,855
Delay rentals                                17,803       19,481         (1,678)
                                        ---------------------------------------
                                        $   249,848   $  205,713   $     44,135
                                        =======================================

     Lease operating expenses were $1,498,829 during the fiscal year ended February 29, 2008 as compared to $642,253 during the fiscal year ended February 28, 2007, an increase of $856,576 or 133.37%. The principal reason for the increase is that during the fiscal year ended February 29, 2008 we owned 66.7% of the working interests in the Slater Dome Field as compared with owning 30% for eight months and 66.7% for four months in the fiscal year ended February 28, 2007. In the fiscal year ended February 29, 2008 we incurred increased costs associated with reworking our producing wells in 2008 as compared to the same period ending in 2007 directed towards enhancing the production. The major components and the changes in lease operating expenses are summarized as follows and shows a comparison for the changes in working interest between the periods:

                                                                      Increase
                                              2008         2007      (Decrease)
                                          --------------------------------------
Lease operating expenses 30%              $   458,920   $  337,161   $  121,759
Lease operating expenses 36.7%                560,726      187,566      373,160
Rework expenses 30%                           190,458      107,580       82,878
Rework expenses 36.7%                         232,958           --      232,958
Lease operating expenses, Focus Ranch          15,076           --       15,076
Production taxes                               40,691        9,946       30,745
                                          --------------------------------------
                                          $ 1,498,829   $  642,253   $  856,576
                                          ======================================

     In summary, lease-operating expenses increased $121,759 when comparing identical working interests of 30% and the increase of $373,160 is associated with the increase of an additional 36.7% in working interests in the Slater Dome Field. Similarly, rework expenses increased by $82,878 when comparing identical working interests and the increase of $232,958 is associated with the increased 36.7% working interest at the Slater Dome Field. The increased lease operating expenses are directly associated with the increased activity at the field and increased production. The reworking expenses were incurred to increase production and pursuant to normal operating procedures. The lease operating expenses associated with the Focus Ranch Unit increased because we did not own these interests during the nine months ended November 30, 2006. Production taxes increased as a result of increased revenues.

     Gas gathering costs amounted to $833 during the fiscal year ended February 29, 2008 as compared to $2,578 during the fiscal year ended February 28, 2007, a decrease of $1,745 or 67.68%. The fluctuation is considered normal in the ordinary course of business.

     General and administrative expenses were $2,222,795 during the fiscal year ended February 29, 2008 as compared to $1,546,716 during the fiscal year ended February 28, 2007, an increase of $676,079 or 43.71%. The major components and the changes in general and administrative expenses are summarized as follows.

                                                                      Increase
                                             2008          2007      (Decrease)
                                         ---------------------------------------
Employee compensation                    $   938,117   $   727,781   $  210,336
Financial public relations                   624,796       313,449      311,347
Professional fees                            251,964       157,655       94,309
Payroll taxes and employee benefits          155,076       114,246       40,830
Repairs and maintenance                       27,444         8,553       18,891
Management fees SDG                            8,176        15,192       (7,016)
Insurance                                    152,784       137,950       14,834
Travel                                        38,279        69,133      (30,854)
Miscellaneous other costs                     26,159         2,757       23,402
                                         ---------------------------------------
                                         $ 2,222,795   $ 1,546,716   $  676,079
                                         =======================================

     Employee compensation increased $210,336 in the year ended in 2008 compared with 2007; executive bonuses and compensation increased $199,083 and employee compensation increased $11,253. Financial public relations increased by $311,347 in the year ended in 2008 compared with 2007; as a result of the increased activity and related costs associated with presenting the Company to the financial community. Professional fees increased $94,309 in the year ended in 2008 compared with 2007 because accounting fees decreased $10,750, legal fees increased $62,803 and engineering consulting increased $34,056; such fluctuations arose because of the changes in the levels of activity for the disciplines engaged. Payroll taxes and benefits increased $40,830 in the year ended in 2008 compared with 2007 principally as a result of increased compensation and additional field employees added in July 2007 whose salaries were charged to lease operating expenses. Repairs and maintenance increased $18,891, $9,806 of which is associated with gathering line maintenance and the balance of $9,085 is related to normal maintenance of office equipment and is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $7,016 because the SDG managers were compensated based on gross revenues for its fiscal year ended December 31, 2007 as compared compensation based on invested capital in the corresponding fiscal year ended December 31, 2006. Insurance increased $14,834 in the year ended in 2008 compared with 2007 and is considered normal in the ordinary course of business. Travel decreased $30,854 in the year ended in 2008 compared with 2007 because business travel was combined with travel associated with financial public relations and such fluctuation is considered normal in the ordinary course of business. Miscellaneous other costs increased $23,402 in the year ended in 2008 compared with 2007 and are considered normal in the ordinary course of business.

     Issuance of common stock options increased $929,583 or 67.29% in the year ended in 2008 compared with 2007. The components of the change are summarized as follows:


                                                                            Increase
                                                  2008          2007       (Decrease)
                                              ----------------------------------------
Financial public relations firms              $   184,100   $   350,317   $  (166,217)
Employee stock options                             64,700            --   $    64,700
Amortization of non-qualified stock options     2,062,200     1,031,100   $ 1,031,100
                                              ----------------------------------------
                                              $ 2,311,000   $ 1,381,417   $   929,583
                                              ========================================

     Expenses associated with the granting of options to financial public relations firms and employee stock options were calculated using the Black-Scholes method of valuation. The costs of granting options to financial public relations firms decreased because fewer shares were granted in the year ended in 2008 compared with 2007. Employee stock options increased because 25,000 shares were granted in the year ended in 2008 compared with none in 2007. Amortization of non-qualified stock option costs increased in the year ended in 2008 compared with 2007 because they were amortized over 12 months in 2008 versus 6 months in 2007.

     Depreciation, depletion and amortization increased $411,931 or 128.77% in the year ended in 2008 compared with 2007. The components of the increase are summarized in the following table:

                                                                       Increase
                                                 2008        2007     (Decrease)
                                              ----------------------------------
Producing oil and gas properties              $ 497,100   $ 143,791   $ 353,309
Slater Dome Gathering, LLLP                     130,492     130,492   $      --
Other depreciable assets                        104,243      45,621   $  58,622
                                              ----------------------------------
                                              $ 731,835   $ 319,904   $ 411,931
                                              ==================================

     The increase in depletion on producing properties is attributable to the increased ownership and production from the Slater Dome Field. Depreciation associated with other depreciable assets increased because the Company added additional property and equipment into service.

     Interest income increased $273,837 or 308.09% in the year ended in 2008 compared with 2007 because the Company had more cash invested in interest bearing instruments.

     Gain or loss from sale of assets was $0 during the year ended 2008 as compared to $95,127 in 2007. The sale of assets during the fiscal year ended February 28, 2007 arose from the sale of the Nucla Prospect in the amount of $185,888 net of its cost in the amount of $94,540 together with miscellaneous equipment sale proceeds of $3,786. No prospects were sold during the year ended February 29, 2008.

     Interest expense decreased $7,042 or 7.81% in the year ended in 2008 compared with 2007. The components of the increase are summarized in the following table:

                                                                       Increase
                                                  2008       2007     (Decrease)
                                                --------------------------------
Convertible debentures                          $ 25,628  $ 65,404   $ (39,776)
Convertible debenture, affiliates                  9,904     12,309      (2,405)
Notes payable                                     47,640     12,501      35,139
                                                --------------------------------
                                                $ 83,172   $ 90,214   $  (7,042)
                                                ================================



     The change in convertible debentures arose because the convertible debt matured in July 2007 was substantially was converted into shares of our common stock. The convertible debenture, affiliates interest expense decreased because the Company made a principal payment in the amount of $300,000 in March 2007 and the instrument was paid in full in December 2007. The notes payable interest increased because the Company entered into the Steamboat Mortgage on the Steamboat Property in June 2007.

     Debt issuance costs, non-cash decreased $540,440 or 59.65% for the year ended in 2008 compared with 2007. The principal change in debt issuance cost arises from the maturity of the convertible debentures on or about July 22, 2007 and the completion of the amortization period.

     The minority interest in the income of the consolidated subsidiary increased $42,624 or 266.28%. This fluctuation relates to the increase in income from SDG during the two periods compared and arises principally from the increased volume of natural gas transported in the two periods.

     Preferred stock dividends and distributions to minority interests increased $455,679 or 90.11% for the year ending in 2008 compared with 2007. The principal factor in the increase is that the Series C convertible preferred shares have been outstanding for a full twelve months in 2008 versus a two to three month period in 2007. The components of the change are summarized in the following table:

                                                                       Increase
                                                 2008        2007     (Decrease)
                                              ----------------------------------
Series A convertible preferred                $      --   $   3,822   $  (3,822)
Series B convertible preferred                  324,182     358,130     (33,948)
Series C convertible preferred                  554,892      99,633     455,259
Slater Dome Gathering distributions              82,305      44,115      38,190
                                              ----------------------------------
                                              $ 961,379   $ 505,700   $ 455,679
                                              ==================================

     As a result of the above, we generated a net loss attributable to common shareholders of $7,363,381 during the fiscal year ended February 29, 2008 as compared to a net loss of $5,079,469 during the fiscal year ended February 28, 2007, an increased net loss of $2,283,912 or 44.96%.

Liquidity and Capital Resources.

     We have not generated positive cash flows from operating activities. The primary sources of capital have been from sales and other issuances of equity and debt securities. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of equity and debt securities. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

     Our plan of operations for the fiscal year ending February 28, 2009 call for us to participate in the drilling of additional wells at Slater Dome Field and testing the Niobrara formation at the Focus Ranch Unit and (ii) to provide capital for other lease acquisitions. We believe that the plan of operations for the fiscal year ending February 28, 2009 will require capital of approximately $4,500,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities.

     Further, the Company received proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred Stock (subsequent to year end through May 1, 2008 when they expired) and placement agent warrants of $1,953,781. The Company could receive proceeds from 1,889,999 Convertible Debenture warrants and 255,040 Convertible Debenture placement agent warrants which are exercisable at a price $1.33. and $1.08 respectively The warrants issued to the holders of the Company's Convertible Debentures and the related placement agent warrants expire on July 22, 2008. If all of the warrants issued to the holders of the Company's Convertible Debentures were exercised, it would result in proceeds to the Company of $2,789,142. However, there can be no assurance that the price of our common stock will be in excess of the exercise prices of these warrants or that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.

     The following summarizes the Company's capital resources at February 29, 2008, compared with February 28, 2007:

                                                                                           Increase       Increase
                                               February 29, 2008    February 28, 2007     (Decrease)     (Decrease)
-------------------------------------------------------------------------------------------------------------------
Cash                                           $       3,602,939    $      12,724,234    $ (9,121,295)         -72%
Current assets                                 $       4,881,911    $      13,673,152    $ (8,791,241)         -64%
Total Assets                                   $      26,209,623    $      29,047,723    $ (2,838,100)         -10%
Current liabilities                            $       3,535,934    $       4,690,713    $ (1,154,779)         -25%
Working capital                                $       1,345,977    $       8,982,439    $ (7,636,462)         -85%
Net cash (used) in operating activities        $      (3,048,539)   $      (2,987,472)   $     61,067           -2%
Net cash provided by (used in) investing
activities                                     $      (5,653,729)   $      (8,957,215)   $ (3,303,486)         -37%
Net cash provided by (used in) financing
activities                                     $        (419,027)   $      23,455,496    $(23,874,523)        -102%

     The decrease in cash, current assets and working capital arises, principally, because of the Company's drilling activity and development of the Slater Dome Field. The changes in cash are summarized as follows:

Proceeds from revenues                                            $     757,739
Proceeds from exercising warrants                                       762,296
Operating costs billed to non-affiliates                               (605,436)
Purchase of property and equipment                                   (5,493,729)
Increase in investment in SDG                                          (268,750)
Deposits                                                               (160,000)
Payment of convertible debenture                                       (638,194)
Principal payments on notes payable                                     (21,079)
Preferred stock dividends                                              (111,693)
Distributions to SDG minority interests                                 (82,305)
Operating expenses and other                                         (3,260,144)
                                                                  --------------
                                                                  $  (9,121,295)
                                                                  ==============

Cash Flow from Operating Activities

     As of February 29, 2008, we had a cash balance of $3,602,939. We used $3,048,539 in operating activities during the fiscal year ended February 29, 2008 as compared to $2,987,472 during the fiscal year ended February 28, 2007. The decrease in cash used in operating activities in the year ended February 29, 2008 when compared to the year ended February 28, 2007 is discussed in "Results of Operations" above.

Capital Expenditures

     Cash flows from investing activities consisted primarily of the purchase of property and equipment. During the fiscal year ended February 29, 2008, the Company used $5,653,729 in investing activities as compared to $8,957,215 used in investing activities during the fiscal year ended February 28, 2007. The Company expended $4,630,532 in drilling wells at and developing the infrastructure at the Slater Dome Field, $41,578 was used to increase its undeveloped acreage position at the Slater Dome Field. The Company spent $306,800 to acquire approximately 5,041 net acres in the Amber Waves Prospect and $674,820 in other property and equipment purchases.

Financing Activities

     During the fiscal year ended February 29, 2008, the Company used $419,027 in financing activities as compared to $23,455,496 provided by financing activities during the fiscal year ended February 28, 2007. During the fiscal year ended February 29, 2008, the Company received $762,296 from common stock warrant conversions, received $52,000 from the exercise of the placement agent warrant to purchase Units of Series B Convertible Preferred Stock, paid $638,194 to retire convertible debentures, made $21,879 in principal payments on notes payable, paid $111,693 in preferred stock dividends and made distributions of $82,303 to minority interest holders in the consolidated subsidiary. During the fiscal year ended February 28, 2007, the Company conducted an offering of an aggregate of $22,225,000 in Series C Preferred Stock.

Recent Accounting Pronouncements

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." ("SFAS 159") SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the fiscal year that begins March 1, 2008. The adoption of these new requirements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FSAB Statement NO. 141. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

     In December 2007 the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which, will be recharacterized as noncontrolling interests and classified as a component of equity. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS 161 on its consolidated financial statements.

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

     Contractual Obligations

     The following table sets forth information with respect to our contractual obligations as of February 29, 2008.

                             Payments Due By Period

--------------------------------------------------------------------------------------
                                                                             More than
                                      Total    1 to 3 years   4 to 5 years    5 years
--------------------------------------------------------------------------------------
Paul G. Laird Employment
   Contract(1)                      $249,000     $249,000         $ -0-        $ -0-
--------------------------------------------------------------------------------------
Les Bates Employment Contract(1)    $241,500     $241,500         $ -0-        $ -0-
--------------------------------------------------------------------------------------
Spotswood Properties, LLC, office
   lease (2)                        $ 26,670     $ 26,670         $ -0-        $ -0-
--------------------------------------------------------------------------------------
Steamboat Mortgage (3)              $826,146     $297,211         $528,935     $ -0-
--------------------------------------------------------------------------------------
NRGG Promissory Note (4)            $806,250     $806,250         $ -0-        $ -0-
--------------------------------------------------------------------------------------

(1) Calculated as of February 29, 2008. Messrs. Laird and Bates' employment agreements expire on October 31, 2009. See "Item 10-Executive Compensation."

(2) We lease approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The lease expires on December 31, 2012. The lease is with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of Paul
G. Laird, President and Chief Executive Officer of the Company. The Lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties.

(3) On June 14, 2007, we purchased a 35.5 acre residential property located at 29300 RCR 14A, Steamboat Springs, Colorado 80487 (the "Steamboat Property"). In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,255.86, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty.

(4) On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC ("NRGG") to acquire NRGG's general partnership interest (the "General Partnership Interest") in SDG. The purchase price for the General Partnership Interest was $1,075,000 (the "Purchase Price"), which will be paid $268,750 in cash and the issuance by the Company of a promissory note in the principal amount of $806,250 (the "Note"). The Note bears interest at a rate of 2.5% per annum, is payable in quarterly principal and interest installments of $204,722 beginning March 31, 2008 and is due on December 31, 2008 (the "Maturity Date"). The Corporation may prepay the Note at any time without penalty, and at the option of the Corporation, the quarterly payments may be deferred until the Maturity Date.

Quantitative and Qualitative Disclosure About Market Risk

     Oil and Gas Price Risk

     Our primary market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. These factors include, but are not limited to: changes in market demands, the general state of the economy, weather, pipeline activity and capacity and inventory storage levels. We are not currently using derivatives at this time to mitigate the risk of adverse changes in commodity prices, however, we may consider using them in the future.

Item 7. Financial Statements and Supplementary Data.

     The information required by this item is included in Item 13, "Exhibits."

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 29, 2008, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2008.

     This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

     This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     On May 22, 2008, the Board of Directors amended the Bylaws of the Company to provide that in the event that there is a tie in the voting between the Board of Directors, the Chairman of the Board of Directors shall cast a deciding vote. A copy of the amended and restated Bylaws of the Company is attached hereto as Exhibit 3.1.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Our directors and executive officers, their ages, positions held are as follows:

         ----------------------------------------------------------------
         Name                Age      Position with the Company
         ----------------------------------------------------------------
         Paul G. Laird        52      President, CEO and Director
         ----------------------------------------------------------------
         Les Bates            64      Chief Financial Officer, Principal
                                      Accounting & Financial Officer,
                                      Secretary/Treasurer, and Director
         ----------------------------------------------------------------
         Grant I. Gaeth       76      Director
         ----------------------------------------------------------------

     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

     The following information summarizes the business experience of our officers and directors:

     Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. Mr. Laird was previously a director of Skyline from June 2003 to February 2005. He is currently the president of NRG, a privately-held oil and gas exploration and development company, a position he has held since 1997. Prior to that, he was the vice president of land operations for Western Alliance Petroleum Corporation and land manager for Canterra Petroleum, Inc., both private oil and gas companies. During this time, he was active in oil and gas exploration and development in the states of Montana, North Dakota, Colorado, Nebraska, Wyoming and Utah. Mr. Laird is a founder of International Marketing Corporation of Colorado, a private company engaged in the restaurant business. Mr. Laird is also a manager of NRGG, the former general partner of SDG. He received a Bachelor of Science in business with an emphasis in petroleum, land and real estate management from the University of Colorado in 1980.

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

     Currently, we do not have an audit committee and, as such, do not have a financial expert on our audit committee. We do not have a compensation or nominating committee of the Board of Directors and the Board of Directors, none of whom are independent accordingly to Section 121 of the American Stock Exchange Company Guide, performs such functions on behalf of the Company.

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

     On July 16, 2007, New Frontier Energy, Inc. (the "Company") and Iris Energy Holding Corp., a Samoa company ("Iris Energy"), entered into an agreement (the "Iris Energy Directors Agreement") pursuant to which the Company granted to Iris Energy the right to appoint up to an equal number of members to the board of directors that have not been previously appointed by Iris Energy as are present on the Company's board of directors at any time. The Iris Energy Director Agreement is effective as of December 1, 2006.

     The Iris Energy Directors Agreement provides that the Iris Energy Directors Agreement terminates immediately on the earlier to occur of the following: (i) at such time as Iris Energy owns fewer than 35,000 shares of the Company's 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred Stock") and fewer than 3,500,000 shares of the Company's $0.001 par value common stock (the "Common Stock"), (ii) if at any time prior to December 1, 2009 the Company conducts private or public offerings that aggregate $20,000,000 or more of the Company's common stock or securities that are convertible into shares of the Company's common stock; or (iii) December 1, 2009. The Iris Energy Director Agreement was filed with the Commission as
Exhibit 10.1 on a current report on Form 8-K on July 31, 2007.

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

     On May 17, 2007, the Board of Directors adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is attached to our Annual Report on Form 10-KSB as exhibit
14.1 filed on May 23, 2007. Additionally, our Code of Ethics is available in print free of charge to any stockholder who requests it. Requests should be sent by mail to our corporate secretary at our principal office at 1789 W. Littleton Blvd., Littleton, Colorado 80120.

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

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 29, 2008, all Section 16(a) filing requirements were met except that (i) Grant Gaeth failed to timely file a Form 4 in November 2007 disclosing one transaction, (ii) Paul Laird failed to timely file several Form 4's in January 2008 disclosing twelve transactions, and (iii) Grant Gaeth failed to timely file several Form 4s in January and February 2008 disclosing four transactions. Mr. Gaeth and Mr. Laird each filed Form 4s disclosing these transactions after their respective due dates.

Corporate Governance

     Committees

     The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. The entire board of directors of the Company, of which none of our directors are considered "independent" as defined in Section 121 of the American Stock Exchange listing standards, perform the roles of these committees. Consequently the Company has not designated an audit committee financial expert.

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

     Base Salary. Each of the Company's NEO are paid a base salary. Base salaries for the NEO's are established based on the scope of their performance, responsibilities, professional qualifications and the other elements of the executive's compensation. The Company's NEO's base salary is subject to review and amendment at any time by the board of directors, in its sole and absolute discretion.

     Short-term Compensation. Short-term compensation consists primarily of cash bonuses. The Company does not have a formal plan for the determination of short-term compensation. The short-term components are designed to reward the contributions of the NEOs toward the Company's annual financial, operational and strategic goals and reward individual performance.

     Long-term Compensation. Long-term compensation is comprised of various forms of equity compensation or participation in our royalty and working interest plan. The long-term elements are designed to assist the Company in long-term retention of key personnel and if granted equity compensation, to further align the interests of our NEOs with our shareholders.

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

Summary Compensation Table

     The following table summarizes the compensation of Paul G. Laird and Les Bates, the Company's NEOs for the fiscal years ended February 29, 2008 and February 28, 2007.

----------------------------------------------------------------------------------------------------------
Name and
Principal                                                Stock    Option         All other
Position             Fiscal Year   Salary     Bonus      Awards   Awards         Compensation   Total ($)
----------------------------------------------------------------------------------------------------------
Paul G. Laird        2008          $158,500   $180,000   $0       $652,595 (1)   $ 8,176 (2)    $999,271
Chief                2007          $115,000   $110,000   $0       $325,000 (1)   $15,192 (3)    $565,192
Executive
Officer and
President
----------------------------------------------------------------------------------------------------------
Les Bates            2008          $150,500   $180,000   $0       $522,076 (1)   $     0        $852,576
Principal            2007          $112,500   $110,000   $0       $260,000 (1)   $     0        $482,500
Accounting
and Financial
Officer
----------------------------------------------------------------------------------------------------------

(1) Awards to Messrs. Laird and Bates were made on November 10, 2006. The aggregate number of options granted to Mr. Laird was 1,250,000 which had a SFAS No. 123(R) value of $1,300,000 or $1.04 per share and the aggregate number of options granted to Mr. Bates was 1,000,000 and had a SFAS No. 123(R) of $1,040,000 or $1.04 per share. The amounts recorded in this table are based upon the compensation cost for such grants recognized by the Company for the fiscal years ended February 29, 2008 and February 28, 2007. The options are exercisable at an exercise price of $1.25 per share. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 4.73% and no dividend yield. The Company accounts for employee stock options under the "modified-prospective." Under the "modified-prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R).

(2) Represents accrued management fees from March 1, 2007 to December 31, 2007 paid to Natural Resource Group Gathering LLC, the former general partner of SDG ("NRGG") prior to the sale of the General Partnership Interest to the Company. Paul G. Laird is a Manager of NRGG.

(3) Represents accrued management fees in the amount of $15,192 to be paid to Natural Resource Group Gathering LLC, the general partner of SDG ("NRGG"). Paul
G. Laird is a Manager of NRGG.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

     The following is a description of the individual arrangements that we have made with Messrs. Laird and Bates with respect to their compensation. Messrs. Laird and Bates were each paid during the fiscal year ended February 29, 2008 in accordance with his employment agreements with us, which are described below. In addition, Messrs. Laird and Bates also have a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

Paul G. Laird - Chief Executive Officer and President

     Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. Effective August 1, 2006, Mr. Laird's employment agreement was modified to provide that Mr. Laird would receive base salary compensation in the amount of $155,000 per annum. Mr. Laird's base salary compensation is adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $6,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board of Directors. Mr. Laird is also eligible for bonuses, to be determined by the Board of Directors in its sole discretion. Effective October 31, 2006, Mr. Laird's employment agreement was modified to expire October 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments.

     During the fiscal year ended February 29, 2008, Mr. Laird received a Base Salary of $158,500 and was granted an aggregate of $180,000 in cash bonuses. On April 9, 2007, Mr. Laird was granted a $80,000 cash bonus and on December 13, 2007 was granted an additional $100,000 cash bonus. The short-term components of compensation for the Company's NEOs are designed to reward the contributions of the NEOs toward the Company's annual financial, operational and strategic goals and reward individual performance. The bonus amounts were determined arbitrarily by the board of directors of the Company based upon their analysis of Mr. Laird's performance during the fiscal year ended February 29, 2008. During the fiscal year ended February 29, 2008, the board of directors considered the significance of Mr. Laird's contributions in obtaining the amendment to the Focus Ranch Unit agreement and the drilling program conducted between June 2007 to December 2007 in determining that Mr. Laird should be awarded a greater bonus amount than that awarded during the fiscal year ended February 28, 2007. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Laird.

     In his position as President and Chief Executive Officer, Mr. Laird exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company, including but not limited to land acquisitions and exploration and development of the Company's properties. Mr. Laird further performs all duties incident to the title of Chief Executive Officer and President and such other duties as from time to time may be assigned to him by the Board of Directors. Mr. Bates' is responsible for all duties incident to the title of Principal Accounting and Financial Officer, Secretary and Treasurer. The board of directors has considered these factors and Mr. Laird's increased responsibilities as the President and Chief Executive Officer of the Company in compensating Mr. Laird as compared to Mr. Bates. During the fiscal year ended February 29, 2008, Mr. Laird was compensated $8,500 more in Base Salary compared to Mr. Bates.

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

     During the fiscal year ended February 29, 2008, Mr. Bates received a Base Salary of $150,500 and was granted an aggregate of $180,000 in cash bonuses. On April 9, 2007, Mr. Bates was granted a $80,000 cash bonus and on December 13, 2007 was granted an additional $100,000 cash bonus. The short-term components of compensation for the Company's NEOs are designed to reward the contributions of the NEOs toward the Company's annual financial, operational and strategic goals and reward individual performance. The bonus amounts were determined arbitrarily by the board of directors of the Company based upon their analysis of Mr. Bates' performance during the fiscal year ended February 29, 2008. During the fiscal year ended February 29, 2008, the board of directors considered the significance of Mr. Bates' contributions in obtaining the amendment to the Focus Ranch Unit agreement and the drilling program conducted between June 2007 to December 2007 in determining that Mr. Bates should be awarded a greater bonus amount than that awarded during the fiscal year ended February 28, 2007. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Bates.

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

Outstanding Equity Awards at Fiscal Year End

     The following table sets forth information concerning options awards to Messrs. Laird and Bates at the fiscal year ended February 29, 2008. The Company did not grant any stock options or stock awards during the fiscal year ended February 29, 2008.

----------------------------------------------------------------------------------------------------
Option Awards
----------------------------------------------------------------------------------------------------
                                      Number of      Number of
                                      Securities     Securities
                                      Underlying     Underlying
                                      Unexercised    Unexercised      Option      Option
                                      Options (#)    Options (#)      Exercise    Expiration
Name             Grant Date           Exercisable    Unexercisable    Price       Date
----------------------------------------------------------------------------------------------------
Paul G. Laird    May 13, 2005          75,000              0          $1.15       May 13, 2015
                 -----------------------------------------------------------------------------------
                 November 10, 2006    937,500        312,500 (1)      $1.25       November 10, 2016
                 -----------------------------------------------------------------------------------
                 June 1, 2004          25,000              0          $1.00       June 1, 2014
                 -----------------------------------------------------------------------------------
                 October 25, 2004     100,000              0          $0.75       October 25, 2014
----------------------------------------------------------------------------------------------------
Les Bates        May 13, 2005          75,000              0          $1.15       May 13, 2015
----------------------------------------------------------------------------------------------------
                 November 10, 2006    750,000        250,000 (2)      $1.25       November 10, 2016
                 -----------------------------------------------------------------------------------
                 June 1, 2004          25,000              0          $1.00       June 1, 2014
                 -----------------------------------------------------------------------------------
                 October 25, 2004     100,000              0          $0.75       October 25, 2014
----------------------------------------------------------------------------------------------------

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

Option Exercises During Fiscal Year

     There were no options exercised by the NEO's during the year ended February 29, 2008.

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

---------------------------------------------------------------------------------------------------------
                                                                                             Termination
                                                                                             in
                                                                                             Connection
                         Termination                                                         with a
                         by Mutual     Illness or   With    Without           Resignation/   Change
Paul G. Laird            Agreement     incapacity   cause   cause             retirement     in Control
---------------------------------------------------------------------------------------------------------
Cash Compensation        $0            $0 (1)       $0      $277,333 (2)(3)   $0 (4)         $794,603
---------------------------------------------------------------------------------------------------------
Unvested Stock Options   $0            $0           $0      $      0 (5)      $0             $      0
---------------------------------------------------------------------------------------------------------

(1) Reflects amount paid to Mr. Laird after a determination by the board that Mr. Laird is ill or incapacitated and written notice is delivered to Mr. Laird. Does include the amounts due to Mr. Laird during a two month period prior to a determination by the board that Mr. Laird is ill or incapacitated.

(2) Upon termination without cause, the Company shall (i) make a lump sum cash payment to Mr. Laird within 10 days after termination is effective of an amount equal to (1) Mr. Laird's base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) an amount equal to the greater of (a) Mr. Laird's annual base salary (i.e., 12 months of base salary), or (b) amounts remaining due to Mr. Laird as base salary (assuming that payments under his employment agreement were made until expiration of the initial term or if applicable the renewal term), and (4) any other amounts due to Mr. Laird under his employment agreement. This amount represents amounts remaining due to Mr. Laird as base salary for the remaining term of his employment agreement.

(3) For purposes of this table, we have assumed Mr. Laird's termination on February 29, 2008.

(4) Mr. Laird may terminate his employment by giving the Company 60 days prior written notice, which termination shall be effective on the 60th day following such notice. Reflects amount to be paid to Mr. Laird following 60 day notice provision.

(5) All unvested stock options will immediately vest upon a termination without cause. Mr. Laird's unvested stock options granted on November 10, 2006 are exercisable at a price of $1.25 per share, which exceeded the closing price of the Company's common stock on February 29, 2008, which was $1.15 per share, accordingly no additional compensation would result from the immediate vesting of Mr. Laird's 312,500 unvested options.

---------------------------------------------------------------------------------------------------------
                                                                                             Termination
                                                                                             in
                                                                                             Connection
                         Termination                                                         with a
                         by Mutual     Illness or   With    Without           Resignation/   Change
Les Bates                Agreement     incapacity   cause   cause             retirement     in Control
---------------------------------------------------------------------------------------------------------
Cash Compensation        $0            $0 (1)       $0      $269,000 (2)(3)   $0 (4)         $771,320
---------------------------------------------------------------------------------------------------------
Unvested Stock Options   $0            $0           $0      $      0 (5)      $0             $      0
---------------------------------------------------------------------------------------------------------

(1) Reflects amount paid to Mr. Bates after a determination by the board that Mr. Bates is ill or incapacitated and written notice is delivered to Mr. Bates. Does include the amounts due to Mr. Bates during a two month period prior to a determination by the board that Mr. Bates is ill or incapacitated.

(2) Upon termination without cause, the Company shall (i) make a lump sum cash payment to Mr. Bates within 10 days after termination is effective of an amount equal to (1) Mr. Bates' base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) an amount equal to the greater of (a) Mr. Bates' annual base salary (i.e., 12 months of base salary), or (b) amounts remaining due to Mr. Bates as base salary (assuming that payments under his employment agreement were made until expiration of the initial term or if applicable the renewal term), and (4) any other amounts due to Mr. Bates under his employment agreement. This amount represents amounts remaining due to Mr. Bates as base salary for the remaining term of his employment agreement.

(3) For purposes of this table, we have assumed Mr. Bates' termination on February 29, 2008.

(4) Mr. Bates may terminate his employment by giving the Company 60 days prior written notice, which termination shall be effective on the 60th day following such notice. Reflects amount to be paid to Mr. Bates following 60 day notice provision.

(5) All unvested stock options will immediately vest upon a termination without cause. Mr. Bates' unvested stock options granted on November 10, 2006 are exercisable at a price of $1.25 per share, which exceeded the closing price of the Company's common stock on February 29, 2008, which was $1.15 per share, accordingly no additional compensation would result from the immediate vesting of Mr. Bates' 250,000 unvested options.

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

Compensation of Non-Management Directors

     The following table provides certain information concerning the compensation of the Company's non-management director, Grant Gaeth for the fiscal year ended February 29, 2008.

       -------------------------------------------------------------------------
       Director Compensation
       -------------------------------------------------------------------------
                     Fees
                     Earned or
                     Paid in     Stock    Option         All other
       Name          Cash        Awards   Awards         Compensation   Total
       -------------------------------------------------------------------------
       Grant Gaeth   $0          $0       $261,038(1)    $85,000(2)     $346,038
       -------------------------------------------------------------------------

     (1) On November 10, 2006, the Company granted Grant Gaeth 500,000 options to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. The stock options vest at a rate of 62,500 shares each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008. These stock options have a strike price of $1.25 per share and a SFAS No. 123(R) value of $1.04 per share. As of February 29, 2008, 375,000 of these options had vested and were exercisable and 125,000 of these options remained unvested. The amounts in this column reflect the compensation cost recognized by the Company for the fiscal year ended February 29, 2008.

     (2) Reflects consulting fees paid to GeoEx, Ltd, an entity controlled by Grant Gaeth, that provides geological consulting services.

Cash Compensation.

     We have not paid any cash compensation to our directors for their service on our Board of Directors. However, we intend to pay $100 per meeting to our directors for the foreseeable future.

Liability Insurance.

     The Company has provided liability insurance for its directors and officers since April 13, 2005. American International Specialty Lines Insurance Company is the underwriter of the current coverage, which extends until April 13, 2009. The annual cost of this coverage is approximately $25,000.

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

     As of May 13, 2008, we had granted 584,333 options to acquire shares of our common stock pursuant to the 2003 Plan with a weighted average exercise price of $0.89 per share. As of May 13, 2008, there were no options to acquire shares of our common stock available for grant under the 2003 Plan.

2007 Omnibus Long Term Incentive Plan

     On June 11, 2007, the shareholders of the Company approved and ratified the Company's 2007 Omnibus Long Term Incentive Plan (the "2007 Plan"), which authorizes the issuance of up to 10,000,000 shares of the Company's Common Stock that may be issued under the 2007 Plan.

     The purposes of the 2007 Plan are to provide those who are selected for participation in the 2007 Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by providing such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2007 Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees, consultants and advisors. The 2007 Plan is administered by a committee of the members of the board of directors, or in the absence of appointment of a committee, by the entire Board of Directors.

     Pursuant to the terms of the 2007 Plan, the committee may grant incentive stock options ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("Non-Qualified Options"), restricted stock awards, stock grants and stock appreciation rights (collectively the "Awards") to Eligible Employees and Eligible Consultants, each as defined in the 2007 Plan. Eligible Consultants are those consultants and advisors to the Company who are determined, by the committee, to be individuals whose services are important to the Company and who are eligible to receive Awards, other than Incentive Options, under the Plan. The number of Eligible Consultants will vary from time to time.

     Stock options granted under the 2007 Plan may be either Incentive Options or Non-Qualified Options. The exercise price of a stock option granted under the 2007 Plan will be determined by the committee at the time the option is granted, the exercise price may or may not be the fair market value of our Common Stock. Stock options are exercisable at the times and upon the conditions that the committee may determine, as reflected in the applicable option agreement. The committee will also determine the maximum duration of the period in which the option may be exercised, which may not exceed ten years from the date of grant. All of the shares available for issuance under the Plan may be made subject to Incentive Options.

     The option exercise price must be paid in full at the time of exercise, and is payable (in the discretion of the committee) by any one of the following methods or a combination thereof:

     o    in cash or cash equivalents,

     o    the surrender of previously acquired shares of our Common Stock,

     o authorization for us to withhold a number of shares otherwise payable pursuant to the exercise of an option, or

     o to the extent permitted by applicable law, through any other procedure acceptable to the committee.

     The 2007 Plan provides for awards of our Common Stock that are subject to restrictions on transferability imposed under the 2007 Plan and other restrictions that may be determined by the committee in its discretion. Such restrictions will lapse on terms established by the committee. Except as may be otherwise provided under the award agreement relating to the restricted stock, a participant granted restricted stock will have all the rights of a stockholder.

     The 2007 Plan provides that the committee, in its discretion, may award Stock Appreciation Rights ("SARs"), either in tandem with stock options or freestanding and unrelated to options. From time to time during the duration of the 2007 Plan, the committee may, in its sole discretion, adopt one or more incentive compensation arrangements for Participants pursuant to which the Participants may acquire shares of Stock, whether by purchase, outright grant, or otherwise.

     The maximum number of shares of Common Stock that are authorized for issuance under the 2007 Plan is 10,000,000.

     The Board of Directors may modify or terminate the 2007 Plan or any portion of the 2007 Plan at any time (subject to participant consent where such change would adversely affect an award previously granted to the participant), except that an amendment that requires stockholder approval in order for the 2007 Plan to continue to comply with any law, regulation or stock exchange requirement will not be effective unless approved by the requisite vote of our stockholders. In addition, the 2007 Plan or any outstanding option may not be amended to effectively decrease the exercise price of any outstanding option unless first approved by the stockholders. No awards may be granted under the 2007 Plan after the day prior to the tenth anniversary of its adoption date, but awards granted prior to that time can continue after such time in accordance with their terms.

     As of May 13, 2008, no awards have been issued or granted under the 2007 Plan.

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to the 2003 Plan and the 2007 Plan under which equity securities are authorized for issuance as of February 29, 2008.

      -------------------------------------------------------------------------------------
                                          Equity Compensation Plan Information
      -------------------------------------------------------------------------------------
                                                                     Number of securities
                             Number of                               remaining available
                             securities to be                        for future issuance
                             issued upon         Weighted-average    under equity
                             exercise of         exercise price of   compensation plans
                             outstanding         outstanding         (excluding securities
                             options, warrants   options, warrants   reflected in the 1st
      Plan Category          and rights          and rights          column)
      -------------------------------------------------------------------------------------
      Equity Compensation
      Plans approved by
      security holders         584,333                $0.89                    10,000,000
      -------------------------------------------------------------------------------------
      Equity Compensation
      Plans not approved
      by security holders    3,950,000 (1)            $1.25                             0
      -------------------------------------------------------------------------------------
      Total                  4,534,333                   --                    10,000,000
      -------------------------------------------------------------------------------------

(1) On November 10, 2006, the Company granted certain officers, directors, employees and agents of the Company an aggregate of 3,950,000 options (of which 2,962,500 have vested) to acquire shares of the Company's Common Stock which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008 and expire on November 30, 2016. These options are non-qualified options and were not granted pursuant to any stock option plan. For additional details on options granted to the Company's officers and directors, see "Item 10. Executive Compensation" and "Recent Sales of Unregistered Securities."

Royalty and Working Interest Plan

     On May 17, 2007, the Board of Directors adopted the Company's Royalty and Working Interest Plan (the "Royalty Plan") effective as of October 31, 2006. Pursuant to the Royalty Plan, a committee consisting of members of the board of directors shall administer the Royalty Plan and may select an overriding royalty or similar interest of an exploratory or development property or property for distribution to the participants of the Royalty Plan. The selection of properties is to be determined by the Board of Directors or a committee thereof, and it will be based upon all relevant factors such as sound corporate management and existing royalty burdens on the properties. The participants in the plan and the total overriding royalty or similar interest set aside for distribution to the participants in a property shall be determined by the committee of the Royalty Plan.

     On May 12, 2008, the Board of Directors granted an aggregate of 2% in overriding royalty interests in the eight wells drilled on the Slater Dome Field in the fiscal year ended February 29, 2008, including 0.50% to Buffalo Resources, LLC, an affiliate of Paul G. Laird and 0.50% to Wolverine Resources, LLC, an affiliate of Les Bates and 0.25% to Geo, Ex., Ltd., an affiliate of Grant Gaeth.

     As of May 13, 2008, no royalty payments have been made to any of the individuals or entities granted overriding royalty interests in the eight wells drilled on the Slater Dome Field.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of May 13, 2008, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

--------------------------------------------------------------------------------------
                                                                           Percent of
Name and Address of                                                        Beneficial
Beneficial Owner                          Amount of Beneficial Ownership   Ownership
--------------------------------------------------------------------------------------
Paul G. Laird (1)                                   1,439,301                    11.1%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
Les Bates (2)                                       1,216,620                     9.5%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
Grant I. Gaeth (3)                                    574,001                     4.7%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
John D. McKey, Jr. (4)                                993,307                     8.3%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

--------------------------------------------------------------------------------------
Candace McKey (5)                                     993,307                     8.3%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

--------------------------------------------------------------------------------------
Echo's Voice LLC (6)                                  915,072                     7.7%
1535 Falmouth Ave.
New Hyde Park, NY 16040

--------------------------------------------------------------------------------------
Apollo Trust (7)                                    1,395,359                    11.5%
1535 Falmouth Ave.
New Hyde Park, NY 16040

--------------------------------------------------------------------------------------
Aviel Faliks (8)                                      981,302                     8.2%
24 Rozmus Ct.
Allendale, NJ 07401

--------------------------------------------------------------------------------------
Robert Hill (9)                                       690,485                     5.9%
700 High Street
Denver, Colorado 80218

--------------------------------------------------------------------------------------
Helen De Bove (10)                                  2,310,431                    21.5%
1535 Falmouth Ave.
New Hyde Park, NY  16040

--------------------------------------------------------------------------------------
Iris Energy Holding Corp. (11)                      1,300,000                    9.99%
L/2 Maxkar Bldg. PO Box 1225
Apia, Samoa

--------------------------------------------------------------------------------------
Vision Opportunity Master Fund, LP (12)             1,241,724                    9.99%
20 West 55th Street 5th Floor
New York, NY 10019

--------------------------------------------------------------------------------------
Roger May (13)                                        758,500                     6.2%
12970 West 20th Ave., Unit D
Golden, Colorado 80403

--------------------------------------------------------------------------------------
Luke Fichthorn                                        676,724                     5.8%
John Fichthorn
155 East 53rd Street
29th Floor
New York, NY 10022 (14)

--------------------------------------------------------------------------------------
Officers & Directors as a Group                     2,813,051                   22.15%
--------------------------------------------------------------------------------------

     (1) Includes (i) 126,000 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015, that were granted on May 13, 2005,
          (v) options to acquire 1,093,750 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2016, and
          (vi) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Laird is an officer, director and principal shareholder.

     (2) Includes (i) 122,069 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring in 2013, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring in 2015 that were granted on May 13, 2005,
          (v) options to acquire 875,000 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2016, and (vi) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Bates is an officer.

     (3) Includes (i) 30,667 shares of Common Stock owned directly by Mr. Gaeth and 21,000 shares owned by GeoEx, Ltd., an entity in which Mr. Gaeth is an affiliate, (ii) options to acquire 59,333 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iii) options to acquire 437,500 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2016, and (iv) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Gaeth is an officer.

     (4) Includes (i) 439,807 shares owned directly by Mr. McKey and (ii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 353,500 shares owned directly by Mr. McKey's wife, Candace McKey, and 100,000 warrants to acquire shares of our Common Stock held by Candace McKey at a price of $2.00 per share, of which he disclaims beneficial ownership.

     (5) Includes (i) 353,500 shares owned directly by Ms. McKey and (ii) 100,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Also includes 439,807 shares owned by Ms. McKey's husband, John D. McKey, Jr., and 100,000 warrants to acquire shares of our Common Stock held by Mr. McKey of which she disclaims beneficial ownership.

     (6) Includes (i) 726,450 shares of Common Stock held by Echo's Voice, LLC and (ii) 188,622 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures. Helen Del Bove, manager of Echo's Voice LLC, exercises dispositive and voting power with respect to the shares of Common Stock owned by Echo's Voice LLC.

     (7)  Includes (i) 1,018,117 shares of Common Stock held by Apollo Trust and
          (ii) 377,242 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures, and (iii) Helen Del Bove, Trustee of the Apollo Trust, exercises dispositive and voting power with respect to the shares of Common Stock owned by the Apollo Trust.

     (8)  Includes (i) 698,370 shares of Common Stock held by Mr. Faliks and
          (ii) 282,932 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures.

     (9) Includes: (i) 364,985 shares of Common Stock held directly by Robert and Laura Hill, (ii) 200,000 held by Mr. Hill's family foundation over which Mr. and Ms. Hill have voting and dispositive power, (iii) 100,000 shares held in the Robert Hill and Laura Hill Revocable Trust and (iv) 25,500 shares of Common Stock held by Mr. and Ms. Hill as custodians.

     (10) Includes (i) 726,450 shares of Common Stock held by Echo's Voice, LLC,
          (ii) 188,622 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures held by Echo's Voice, LLC, (iii) 1,018,117 shares of Common Stock held by Apollo Trust and
          (iv) 377,242 shares of Common Stock to be offered upon the exercise of warrants issued to the holders of our Debentures held by the Apollo Trust. Helen Del Bove, as manager of Echo's Voice LLC and Trustee of the Apollo Trust, exercises dispositive and voting power over these shares of Common Stock.

     (11) Includes 1,300,000 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Mr. Michel Escher, the owner of Private Structured Investment Company Ltd., the director of Iris Energy and Mr. Sean Browne exercises dispositive and voting power with respect to the shares of Common Stock owned by Iris Energy.

     (12) Includes 516,724 shares of common stock and 725,000 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Adam Benewitz exercises dispositive and voting power with respect to the shares of Common Stock owned by the Vision Opportunity Master Fund, LP.

     (13) Represents (i) 258,500 shares of Common Stock owned by Mr. May, and
          (ii) 500,000 options to acquire shares of Common Stock from the Company at a price of $2.00 per share that expire on December 28, 2009.

     (14) Luke Fichthorn and John Fichthorn are the beneficial owners of an aggregate of 676,724 shares of Common Stock held by Dialectic Antithesis Offshore, Ltd. and Dialectic Antithesis Partners LP. Neither Dialectic Antithesis Offshore, Ltd. nor Dialectic Antithesis Partners LP own 5% or greater of the Company's common stock.

Changes In Control

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control, other than the Iris Energy Directors Agreement, the conversion of our outstanding Series B 12% Cumulative Convertible Preferred Stock, 2.5% Series C Cumulative Convertible Preferred Stock or exercise of outstanding warrants in certain circumstances.

Item 12. Certain Relationships and Related Party Transactions

     Raymond McElhaney and Bill M. Conrad, directors of the Company who resigned on February 25, 2005 are considered "promoters," and took initiative in organizing the business of our Company.

     During the fiscal year ended February 28, 2005, the Company issued 60,000 shares of its Common Stock to Messrs. McElhaney and Conrad, in consideration for cancellation of accrued compensation in the amount of $45,000. Such compensation was accrued in the fiscal year ended February 28, 2003, when the directors were also the Company's operating officers. Market value of the Company's Common Stock on the date of issue was $0.47 per share. The difference between the market value of the stock and the accrued compensation was credited to additional paid-in capital.

     We lease approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The lease expires on December 31, 2008. The lease is with Spotswood Properties, LLC, ("Spotswood") a Colorado limited liability company and an affiliate of Paul
G. Laird, President and Chief Executive Officer and a director of the Company. The Lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties. The aggregate amount of payments due to Spotswood from February 29, 2008 during the remaining term of the lease is $26,674. Spotswood was paid $32,000 and $32,004 during the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

     The Company paid GeoEx, Ltd., a corporation in which Grant Gaeth, a director of the Company, is an officer, directors and principal shareholder for geologic consulting $85,000 and $77,250 during the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

     During the year ended February 29, 2008 and February 28, 2007, SDG accrued management fees in the amount of $8,176 and $15,192, respectively to NRGG, an entity owned 50% by Paul G. Laird, President and Chief Executive Officer of the Company.

     Paul Laird, President and Chief Executive Officer of the Company, is an officer, director and principal shareholder of NRG and a manager of NRGG, the former General Partner of SDG, the partnership organized for the construction of the Gas Gathering Pipeline from the Company's Slater Dome Field, in which the Company owns 82.76% of the limited partnership interests in SDG and the General Partnership Interest.

     On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests from NRGG, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. Paul Laird, our President and Chief Executive Officer is a manager of NRGG, the general partner of SDG. In March 2007, the Company repaid $300,000 of the convertible debenture issued to NRGG and the balance was repaid in December 2007.

     Effective October 30, 2006, the Company issued a convertible promissory note in the principal amount of $600,000 (the "Note") to Aviel Faliks. On January 16, 2007, Mr. Faliks converted the principal amount of the Note and all accrued and unpaid interest in the aggregate amount of $612,500 into Units (as defined above) in the Company's offering of Series C Preferred Stock. Aviel Faliks beneficially owns 9.3% of the Company's Common Stock.

     On December 28, 2006, the Company entered into a consulting agreement with Roger P. May ("May") to provide various financial public relations services for the Company (the "May Consulting Agreement"). The term of the May Consulting Agreement was twelve months and expired on December 31, 2007. Pursuant to the May Consulting Agreement, May was paid $404,500. Further, May was granted a three-year warrant to purchase 500,000 shares of the Company's Common Stock at a price of $2.00 per share. May beneficially owns 6.2% of the Company's Common Stock.

     On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC ("NRGG") to acquire NRGG's general partnership interest (the "General Partnership Interest") in SDG. The purchase price for the General Partnership Interest was $1,075,000 (the "Purchase Price"), which will be paid $268,750 in cash and the issuance by the Company of a promissory note in the principal amount of $806,250 (the "Note"). The Note bears interest at a rate of 2.5% per annum, is payable in quarterly principal and interest installments of $204,721 beginning March 31, 2008 and is due on December 31, 2008 (the "Maturity Date"). The Corporation may prepay the Note at any time without penalty, and at the option of the Corporation, the quarterly payments may be deferred until the Maturity Date. Paul Laird, the Company's President, Chief Executive Officer and a member of the board of directors is a manager of and owns 50% of the membership interests of NRGG.

Item 13. Exhibits

(a)   Financial Statements

      Audit Report of Independent Registered Public Accounting Firm         F-1
      Balance Sheet                                                         F-2
      Statement of Operations                                               F-3
      Statement of Cash Flows                                               F-4
      Statements of Stockholders' Equity                                    F-5
      Notes to Financial Statements                                         F-6

(b)   Exhibits

      The following is a list of exhibits filed or incorporated by reference into this Report:

      Exhibit No.   Description

       3.1          Amended and Restated Bylaws

      31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      23.1          Consent of Questa Engineering Corp.

      99.1 Reserve Estimate and Economic Evaluation Report Effective February 29, 2008 prepared by Norwest Questa Engineering, Corp.

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

Audit Fees

     The Company estimates that it will pay Stark Winter Schenkein & Co., LLP, an aggregate of $32,000 for an audit of its fiscal year ended February 29, 2008 financial statements. During the fiscal year ended February 28, 2007, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $31,300 for an audit of its 2007 financial statements.

Audit-Related Fees

     During the fiscal year ended February 29, 2008, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $33,800 and during the fiscal year ended February 28, 2007, Stark Winter Schenkein & Co., LLP billed the Company $17,550 in fees for review of its quarterly financial statements.

All Other Fees

     During the fiscal year ended February 29, 2008, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $6,350 in connection with Registration Statements on Form SB-2 and S-1 filed with the SEC. During the fiscal year ended February 28, 2007, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $7,400 in fees in connection with Registration Statements on Form SB-2 filed with the SEC during fiscal 2007.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW FRONTIER ENERGY, INC.

                                              By: /s/ Paul G. Laird
                                                  ------------------------------
                                                  Paul G. Laird, President

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 23, 2008      /s/ Paul G. Laird
                        ------------------------------------------------
                        Paul G. Laird, President, CEO and Director

Date: May 23, 2008      /s/ Les Bates
                        ------------------------------------------------
                        Les Bates, Secretary/Treasurer, Principal Accounting and
                        Financial Officer and Director

Date: May 23, 2008      /s/ Grant I. Gaeth
                        ------------------------------------------------
                        Grant I. Gaeth, Director

                            NEW FRONTIER ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED FEBRUARY 29, 2008



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

Notes to Consolidated Financial Statements                               F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Shareholders and Board of Directors
New Frontier Energy, Inc.


We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 29, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 29, 2008, and the results of its operations, and its cash flows for the years ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
May 20, 2008

                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                February 29, 2008

                                     ASSETS
CURRENT ASSETS
      Cash                                                              $  3,602,939
      Accounts receivable, trade                                             972,292
      Prepaid expenses                                                       306,680
                                                                        ------------
           Total current assets                                            4,881,911
                                                                        ------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  AND DEPLETION OF $1,342,734                                             21,134,412
                                                                        ------------

OTHER ASSETS
      Deposits                                                               193,300
                                                                        ------------

                                                                        $ 26,209,623
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $    809,397
      Notes payable, affiliates                                              806,250
      Current portion of long term debt                                       34,020
      Dividends payable                                                    1,523,536
      Accrued expenses                                                       308,066
      Accrued interest                                                         2,672
      Accrued interest, affiliates                                             3,534
      Accounts payable, affiliates                                            48,459
                                                                        ------------
           Total current liabilities                                       3,535,934
                                                                        ------------

LONG TERM LIABILITIES

      Long term debt                                                         826,151
      Asset retirement obligation                                            290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 393,592

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares authorized:
         Series A Convertible, 100,000 shares authorized
         none issued and outstanding                                              --
         Series B Convertible, 36,036 shares authorized
         24,675 issued and outstanding                                            25
         Series C Convertible, 230,000 shares authorized
         219,500 issued and outstanding                                          220
      Common stock, $.001 par value, 500,000,000 shares authorized,
         10,178,078 shares issued and outstanding                             10,178
      Additional paid in capital                                          39,710,397
      Accumulated (deficit)                                              (18,556,874)
                                                                        ------------
                                                                          21,163,946
                                                                        ------------
                                                                        $ 26,209,623
                                                                        ============

        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended
                                                        February 29,   February 28,
                                                            2008          2007
                                                        -----------    -----------
Operating revenues
       Oil and gas sales                                $   622,442    $   238,385
       Gathering fees                                       135,297        122,796
                                                        -----------    -----------
                                                            757,739        361,181
                                                        -----------    -----------

Operating expenses
       Exploration costs, including dry holes               249,848        205,713
       Lease operating expenses                           1,498,829        642,253
       Cost of gas gathering                                    833          2,578
       General and administrative                         2,222,795      1,546,716
       General and administrative, stock compensation     2,311,000      1,389,617
       Depreciation, depletion and amortization             731,835        319,904
                                                        -----------    -----------
            Total operating expenses                      7,015,140      4,106,781
                                                        -----------    -----------

(Loss) from operations                                   (6,257,401)    (3,745,600)
                                                        -----------    -----------

Other income (expense)
       Interest income                                      362,719         88,882
       Gain (loss) on sale of assets                             --         95,127
       Interest expense                                     (83,172)       (90,214)
       Debt issuance costs, non-cash                       (365,517)      (905,957)
                                                        -----------    -----------
            Other income (expense), net                     (85,970)      (812,162)
                                                        -----------    -----------

(Loss) before income taxes                               (6,343,371)    (4,557,762)
                                                        -----------    -----------

Income taxes
       Current                                                   --             --
       Deferred                                                  --             --
                                                        -----------    -----------
                                                                 --             --
                                                        -----------    -----------

Minority interest in net (income) loss of
       consolidated subsidiary                              (58,631)       (16,007)
                                                        -----------    -----------

Net (loss)                                               (6,402,002)    (4,573,769)
Preferred stock dividends and distributions
       to minority interests                               (961,379)      (505,700)
                                                        -----------    -----------

Net (loss) attributable to common shareholders          $(7,363,381)   $(5,079,469)
                                                        ===========    ===========

Net (loss) per common share
       Basic and diluted                                $     (0.89)   $     (0.92)
                                                        ===========    ===========

Weighted average shares outstanding
       Basic and diluted                                  8,259,108      5,526,142
                                                        ===========    ===========


        See accompanying notes to the consolidated financial statements.


                           NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 29, 2008



                                                      Series A Preferred    Series B Preferred    Series C Preferred
                                                        $.001 Par Value      $.001 Par Value       $.001 Par Value
                                                       Shares     Amount    Shares      Amount    Shares      Amount
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 28, 2006                               50,000    $    50   30,657.25   $  31          --   $     --

   Issuance of common stock for services                    --         --       --         --          --         --
   Conversion of Series A Preferred Stock
   and accrued dividends to common stock               (50,000)       (50)      --         --          --         --
   Conversion of Series B Preferred to common stock         --         --   (2,167)        (3)         --         --
   Exercise Series B Common Stock warrants                  --         --       --         --          --         --
   Exercise of common stock warrants                        --         --       --         --          --         --
   Exercise of common stock options                         --         --       --         --          --         --
   Intrinsic value of convertible debt                      --         --       --         --          --         --
   Issuance  of common stock warrants                       --         --       --         --          --         --
   Conversion of convertible debt and interest
     to common stock                                        --         --       --         --          --         --
   Issuance of Series C Preferred Stock                     --         --       --         --     222,250        222
   Series C preferred stock issuance costs                  --         --       --         --          --         --
   Timing differences due to subsidiary year end            --         --       --         --          --         --
   Preferred stock dividends                                --         --       --         --          --         --
   Distribution from consolidated entity (Note 1)           --         --       --         --          --         --
   Net (loss) for the year                                  --         --       --         --          --         --
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 28, 2007                                   --         --      28,490      28     222,250        222

   Conversion of Series B Preferred to common stock         --         --      (4,335)      (4)        --         --
   Exercise Series B Common Stock warrants                  --         --          --       --         --         --
   Conversion of Series C Preferred to common stock         --         --          --       --     (2,750)        (2)
   Conversion of convertible debt and interest
    to common stock                                         --         --          --       --         --         --
   Issuance  of common stock warrants                       --         --          --       --         --         --
   Exercise placement agent warrants                        --         --         520        1         --         --
   Series C preferred stock issuance costs                  --         --          --       --         --         --
   Minority interest in consolidated subsidiary             --         --          --       --         --         --
   Timing differences due to subsidiary year end            --         --          --       --         --         --
   Preferred stock dividends                                --         --          --       --         --         --
   Distribution from consolidated entity (Note 1)           --         --          --       --         --         --
   Net (loss) for the year                                  --         --          --       --         --         --
                                                     ---------    -------  ----------   ------   --------   --------
Balance February 29, 2008                                   --    $    --      24,675   $   25    219,500   $    220
                                                     =========    =======  ==========   ======   ========   ========


                            NEW FRONTIER ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 29, 2008
                                   CONTINUED


                                                           Common Stock       Additional
                                                           $.001 Par Value     Paid-in     Accumulated
                                                       Shares         Amount   Capital      (Deficit)          Total
                                                      -----------    ------- ------------  ------------    ------------
Balance February 28, 2006                              4,078,819     $ 4,078  $ 9,994,442  $ (6,114,024)   $  3,884,577

   Issuance of common stock for services                   4,000           4        8,196            --           8,200
   Conversion of Series A Preferred Stock
   and accrued dividends to common stock                 395,806         396        6,928            --           7,274
   Conversion of Series B Preferred to common stock      333,423         334         (331)           --              --
   Exercise Series B Common Stock warrants             1,159,914       1,160    1,599,520            --       1,600,680
   Exercise of common stock warrants                      37,500          37       56,213            --          56,250
   Exercise of common stock options                       28,667          29       21,471            --          21,500
   Intrinsic value of convertible debt                        --          --       33,451            --          33,451
   Issuance  of common stock warrants                         --          --    1,381,417            --       1,381,417
   Conversion of convertible debt and interest
     to common stock                                      19,064          19       22,856            --          22,875
   Issuance of Series C Preferred Stock                       --          --   22,224,778            --      22,225,000
   Series C preferred stock issuance costs                    --          --     (401,326)           --        (401,326)
   Timing differences due to subsidiary year end              --          --       35,492            --          35,492
   Preferred stock dividends                                  --          --           --      (461,585)       (461,585)
   Distribution from consolidated entity (Note 1)             --          --           --       (44,117)        (44,117)
   Net (loss) for the year                                    --          --           --    (4,573,769)     (4,573,769)
                                                      -----------    -------  -----------  ------------    ------------
Balance February 28, 2007                              6,057,193       6,057   34,983,107   (11,193,495)     23,795,919

   Conversion of Series B Preferred to common stock       666,924        667         (663)           --             --
   Exercise Series B Common Stock warrants                686,753        687      761,609            --        762,296
   Conversion of Series C Preferred to common stock       261,904        262         (260)           --             --
   Conversion of convertible debt and interest
    to common stock                                     2,505,304      2,505    2,703,774            --      2,706,279
   Issuance  of common stock warrants                          --         --    2,311,000            --      2,311,000
   Exercise placement agent warrants                           --         --       51,999            --         52,000
   Series C preferred stock issuance costs                     --         --      (34,709)           --        (34,709)
   Minority interest in consolidated subsidiary                --         --   (1,075,000)           --     (1,075,000)
   Timing differences due to subsidiary year end               --         --        9,540            --          9,540
   Preferred stock dividends                                   --         --           --      (879,074)      (879,074)
   Distribution from consolidated entity (Note 1)              --         --           --       (82,303)       (82,303)
   Net (loss) for the year                                     --         --           --    (6,402,002)    (6,402,002)
                                                      -----------    -------  -----------  ------------    ------------
Balance February 29, 2008                              10,178,078    $10,178  $39,710,397  $(18,556,874)   $ 21,163,946
                                                      ============   =======  ===========  ============    ============


        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended
                                                                          February 29,    February 28,
                                                                              2008           2007
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                            $ (6,402,002)   $ (4,573,769)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Depreciation, depletion and amortization                               731,835         319,904
        Debt issuance costs, noncash                                           365,517         905,957
        Minority interest in net income  (loss) of
          consolidated subsidiary                                               58,631          16,007
         Interest on convertible debenture                                      15,428          15,838
        Stock compensation                                                   2,311,000       1,389,617
        (Increase) decrease in assets:
           Accounts receivable, trade                                         (603,348)       (314,889)
           Prepaid expense                                                     273,294        (551,663)
        Increase (decrease) in liabilities:
           Accounts payable                                                    160,896        (122,226)
           Accrued expenses                                                     40,210         395,159
                                                                          ------------    ------------

      Net cash (used in) operating activities                               (3,048,539)     (2,520,065)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in other assets                                                  (160,000)        (33,300)
    Purchase of property and equipment                                      (5,493,729)     (8,923,915)
                                                                          ------------    ------------

      Net cash (used in) investing activities                               (5,653,729)     (8,957,215)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of  convertible debentures                                         (30,000)             --
    Payment of  convertible debentures affiliate                              (608,194)             --
    Proceeds from notes payable                                                     --         600,000
    Payment of notes payable                                                   (21,079)             --
    Proceeds from common stock warrant conversions                             762,296       1,678,430
    Proceeds from issuance of preferred stock                                       --      21,625,000
    Preferred stock dividends paid                                            (111,692)        (37,983)
    Issuance of common stock                                                    52,000              --
    Cost of issuance of equity for cash                                        (34,709)       (401,326)
    Purchase of minority interest                                             (268,750)             --
    Minority interest in subsidiary                                            (76,596)         35,492
    Distributions to minority interest holders in
     consolidated subsidiary                                                   (82,303)        (44,117)
                                                                          ------------    ------------

      Net cash provided by (used in) financing activities                     (419,027)     23,455,496
                                                                          ------------    ------------

INCREASE (DECREASE) IN CASH                                                 (9,281,595)     11,978,216

BEGINNING BALANCE                                                           12,724,234         746,018
                                                                          ------------    ------------

ENDING BALANCE                                                            $  3,442,639    $ 12,724,234
                                                                          ============    ============

Cash paid for income taxes                                                $         --    $         --
                                                                          ============    ============
Cash paid for interest                                                    $     73,847    $         --
                                                                          ============    ============

Supplemental schedule of non-cash investing and financing activities:

      Series B preferred stock converted to common stock                  $        667    $        333
      Series A preferred stock converted to common stock                  $         --    $        385
      Series A preferred stock dividends converted to common stock        $         --    $      7,274
      Intrinsic value of conversion feature of convertible debt           $         --    $     33,451
      Conversion of convertible debentures and interest to common stock   $  2,706,279    $     22,876
      Purchase of facility with a note payable                            $    881,250    $         --
      Purchase of general partnership interest in subsidiary              $    806,250    $    608,194
      Convertible debt conversion to Series C preferred stock             $         --    $    600,000

        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

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

The Company owns 82.76% of the limited partnership interests (the "Limited Partnership Interests") and 100% of the general partnership interest in Slater Dome Gathering, LLLP ("SDG"). SDG owns the 18-mile gas gathering line that transports the Company's natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. SDG is considered a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation No. 46-R, "Consolidation of Variable Interest Entities." FIN 46-R, and has been consolidated into our financial statements, effective March 31, 2005. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004, and was inactive until it received its initial funding on May 18, 2005. In December 2007, the Company purchased the general partner interests in SDG from an affiliate. SDG is treated as an 87.07% owned subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and those of SDG. All significant inter-company accounts and transactions have been eliminated.

In December 2003, the FASB issued FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company consolidated SDG under the provisions of FIN No. 46-R through December 2007, when SDG became an 87.07% owned subsidiary through the purchase of all of its general partner interests (see Note 2).

SDG has a calendar year end of December 31, 2007, which is consolidated with the Company effective February 29, 2008. Any timing differences are recorded as additional paid-in capital in the accompanying financial statements.

REVENUE RECOGNITION

The Company records revenues from the sales of natural gas and oil delivery to the customer has occurred and title has transferred. This occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. The Company receives payment from one to three months after delivery. At the end of each month, the Company estimates the amount of production delivered to purchasers and the price to be received. Variances between estimated revenue and actual payment are recorded in the month the payment is received. However, differences have been insignificant.

ACCOUNTS RECEIVABLE

The Company uses the direct write-off method for bad debts; this method expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

NET INCOME (LOSS) PER COMMON SHARE

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates of oil and gas reserve quantities provide the basis for calculation of depletion, depreciation, and amortization, and impairment, each of which represents a significant component of the financial statements. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At February 29, 2008, the Company's uninsured cash balance was $708,320.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2008. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company's long-term debt approximates its fair value based on current market conditions for similar debt instruments.

ACCOUNTING FOR OIL AND GAS ACTIVITIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties, and exploratory dry hole drilling costs are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs that locate proved reserves are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

REAL PROPERTY AND EQUIPMENT

Real property and equipment consists of furniture, fixtures and equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years.

The gas gathering line is recorded at cost and is being depreciated on a straight-line basis over an estimated 20 year useful life. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline.

Maintenance and repairs are charged to expense as incurred.

Real property consists of the Steamboat Property and is depreciated over its estimated useful life of 30 years

IMPAIRMENT OF LONG LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company's evaluation has not resulted in a charge to operations for impairment in either fiscal 2008 or 2007.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48--Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"), which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), "Share-based Payment" ("SFAS No. 123R") which requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the Company's quarterly period that began on March 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements.

MAJOR CUSTOMERS

Sales to three major unaffiliated customers for the year ended February 29, 2008 were $461,700 (61% of sales), $160,742 (21% of sales) and $135,297 (18% of sales), respectively. Sales to one major unaffiliated customer for the year ended February 28, 2007 was $198,872 (55% of sales). Accounts receivable from two major unaffiliated customers at February 29, 2008 were $651,212 (67% of accounts receivable) and $100,459 (11% of accounts receivable). The Company, however, believes that it is not dependent upon any of these customers due to the nature of its product. The terms of the sales agreement provide the Company may terminate by giving written notice thirty days prior to the anniversary date of the agreement.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

DEBT WITH DETACHABLE WARRANT AND/OR BENEFICIAL CONVERSION FEATURE

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants. The resulting discount from the fair value of the debt allocated to the warrant, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

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

The Company recognized $150,000 and $77,300 implementing SFAS No. 143 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively, in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released FASB Interpretation No. 48--Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No 109--Accounting for Income Taxes ("SFAS 109") and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The Company adopted FIN 48 effective March 1, 2007. The adoption of this accounting principle did not have an effect on the Company's financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." ("SFAS 159") SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the fiscal year that begins March 1, 2008. The adoption of these new requirements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact, if any, of adopting this pronouncement.

In December 2007 the FASB issued SFAS No. 160"Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which, will be recharacterized as noncontrolling interests and classified as a component of equity. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS 161 on its consolidated financial statements.

RECLASSIFICATIONS

Certain amounts reported in the Company's financial statements for the year ended February 28, 2007, may have been reclassified to conform to the current year presentation.

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

Through December 31, 2007, SDG is considered a variable-interest entity under FIN No. 46-R and has been consolidated in the Company's financial statements.

SDG is considered a variable-interest entity under FIN No. 46-R and has been consolidated effective March 31, 2005.

The Company executed SDG's limited liability limited partnership agreement (the "Partnership Agreement"). The Partnership Agreement provides that distributions will be allocated (i) first, to the Company as the General Partner in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the Company as the General Partner for such costs; (ii) second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests), as defined in the Partnership Agreement and 10% shall be distributed to the Company as the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement") of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the Company as the General Partner. Distributions shall be distributed at such time or times as the Company as the General Partner shall determine in its sole discretion. The General Partnership interest has a 10% and 25% carried interest before and after payout respectively. The Company receives 2% of gross receipts as a management fee. Further, the Company, along with the other working interest owners at the property located at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per million British Thermal Units ("MMBtu") of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline. The producers at the Slater Dome Prospect have entered into a ten year agreement with SDG whereby each producer agrees to deliver a minimum daily quantity ("MDQ") of gas during the first five years following the date the line starts transporting gas. The following table summarizes the MDQ requirements:

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

                               Minimum Producers' Aggregate
                  Year            MDQ/MMBtu Quantities
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


The producers have agreed to guarantee two-thirds of the original construction costs amounting to $2,609,841 through producers' payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the MDQ; the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall. In the event the total gathering revenue for the proceeding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year's comparison.

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Natural gas gathering line                    $  2,600,164
     Proved oil and gas properties                    8,469,524
     Unproved oil and gas properties                  9,873,660
     Real property, furniture and equipment           1,533,798
                                                   ------------
                                                     22,477,146
     Less accumulated depreciation and depletion     (1,342,734)
                                                   ------------

     Net property and equipment                    $ 21,134,412
                                                   ============

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

Effective November 3, 2006, the Company entered into a Purchase and Sale Agreement (the "Cedar Ridge Agreement") with Cedar Ridge, LLC. ("Cedar Ridge"), whereby the Company acquired Cedar Ridge's 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Field, which was closed effective December 14, 2006. The purchase price for Cedar Ridge's interest was $8,000,000. In the transaction, The Company acquired estimated proved reserves of 8,214,000 MCF of natural gas, according to an independent reservoir engineering firm. After the transaction was completed the Company owned a 66.66667% working interest in the Slater Dome field and became the operator.

Total depreciation and depletion of property and equipment amounted to $731,835 and $319,904 for the years ended February 29, 2008, and February 28, 2007, respectively.

4.   LONG-TERM DEBT

On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The current portion of the Steamboat Mortgage amounts to $34,020 with the balance of $826,151 being long term. The following summarizes the future maturities of long-term debt during the following fiscal years ending:

                    February 28, 2009      $ 34,020
                    February 28,2010         38,092
                    February 28,2011         41,074
                    February, 29, 2012       44,289
                    February 28, 2013       702,696
                                           --------
                                           $860,171
                                           ========

5.   CONVERTIBLE DEBENTURES

On July 22, 2005, the Company closed on the sale (the "Offering") to accredited investors of 92 investment units (the "Units") at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000, of which $145,200 have been converted into shares of common stock. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value common stock (the "Common Stock") of the Company at the rate of $1.20 per share, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the "Debentures") and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the "Warrants"). The original Debenture conversion rate of $1.20 was adjusted to $1.08 and the original Warrant exercise price was adjusted from $2.00 to $1.33 on January 16, 2007 along with an increase in the number of warrant shares to 13,861 per unit pursuant to anti-dilution rights. On or about July 22, 2007, the holders of the previously unconverted Debentures in the principal and interest amount of $2,706,279 converted the Debentures into 2,505,304 shares of Common Stock at a price of $1.08 per share (the "Converted Debentures"). Debentures in the principal amount of $30,000 and interest of $1,500 was paid in cash to the holders. The Warrants are exercisable at $1.33 per Share of Common Stock and have a call feature provided that the Company's Common Stock has been trading at not less than $4.50 per share for twenty consecutive trading days and the underlying shares are subject to an effective registration statement that has been continuously effective for a minimum of 30 days.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

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

The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature which amounted to $268,358. The total cost associated with the offering in the amount of $1,778,156 was amortized over 24 months commencing July 22, 2005. Amortization expense amounted to $349,673 and $888,350 for the years ended February 29, 2008, and February 28, 2007 respectively, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

6.   CONVERTIBLE DEBT, AFFILIATES

On May 10, 2006, the Company issued convertible subordinated debt in the amount of $608,194 (the "Affiliate Debenture"). The Affiliate Debenture bears 2.5% interest and was due January 1, 2008, convertible into 304,097 shares of the $0.001 par value common stock (the "Common Stock") of the Company at the rate of $2.00 per share. The market value of the shares in the date the Company entered into the Agreement was $2.11 per share. The Affiliate Debenture was subordinated to payment of principal and interest to the Company's outstanding Debentures due July 22, 2007. The Affiliate Debenture conversion rate of $2.00 was adjusted to $1.33 on January 16, 2007 pursuant to anti-dilution rights. On March 26, 2007, the Company paid $300,000 on the principal balance. On December 31, 2007, the Company paid $320,801 to retire in full the convertible subordinated debenture issued to NRGG. The payment was comprised of $308,194 in principal together with accrued interest of $12,607. The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG.

The Company used the intrinsic value method to determine allocation to the embedded beneficial conversion feature. As such, $33,451 was credited to additional paid-in capital. The total allocation of $33,451 was amortized over 19 months. Amortization expense during the years ended February 29, 2008 and February 28, 2007 was $15,844 and $17,607 respectively, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

7.   ASSET RETIREMENT OBLIGATIONS

The implementation of SFAS No. 143 during fiscal 2007 resulted in an increase of $150,000 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

A reconciliation of the Company's asset retirement obligation liability as of February 29, 2008 and February 28, 2007 is as follows:


                                                  February 29,  February 28,
                                                      2008          2007
                                                   ----------    ----------
     Beginning asset retirement obligation         $  140,000    $   62,700
     Liabilities incurred                             150,000        77,300
     Changes in estimates                                  --            --
     Accretion expense                                     --            --
                                                   ----------    ----------
     Ending asset retirement obligation            $  290,000    $  140,000
                                                   ==========    ==========

8.   INCOME TAXES

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

The provision (benefit) for income taxes consists of the following components:

                          February 29,    February 28,
                             2008            2007
                          ------------    ------------
            Current       $        ---    $        ---
            Deferred      $        ---    $        ---

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008


The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:



                                               February 29,    February 28,
                                                   2008            2007
                                               -----------     -----------
     Deferred tax assets:
      Net operating loss carry forwards        $ 6,180,300     $ 3,514,300
     Deferred tax liabilities:
      Property and equipment                    (1,844,000)       (707,100)
                                               -----------     -----------
                                                 4,336,000       2,807,200
     Less valuation allowance                   (4,336,000)     (2,807,200)
                                               -----------     -----------
                                               $        --     $        --
                                               ===========     ===========


A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

     Statutory U.S. federal rate                34.00%
     State income taxes                          4.95%
                                             --------
                                                38.95%
     Net operating loss                        (38.95%)
                                             --------
                                                   --%
                                             ========


The Company's provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The Company has a consolidated tax loss carry forward of $15,866,500, which expires through 2018. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carry forward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carry forwards will not be utilized before expiration.

9.   STOCKHOLDERS' EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

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

                                February 29, 2008


During the year ended February 28, 2007, the holder converted the accrued dividends on the Series A Preferred Stock in the amount of $7,274 to 11,191 shares of Common Stock.

As of February 29, 2008, there are no shares of the Series A Preferred Stock outstanding.

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

During the year ended February 29, 2008, 4,335 Series B Preferred shares were converted to 666,924 shares of common stock. During the year ended February 28, 2007, 2,167 Series B Preferred shares were converted to 333,423 shares of Common Stock. During the year ended February 28, 2006, 1,517.75 Series B Preferred shares were converted to 233,500 shares of Common Stock.

As of February 29, 2008, there are 24,675 shares of Series B Preferred Stock issued and outstanding.

During the year ended February 29, 2008, the Company paid cash dividends on the Series B Preferred Stock in the amount of $104,710. The Company recorded accrued dividends of $324,181 as of and for the year ended February 29, 2008. The Company paid cash dividends in the amount of $37,983 and reported dividends of $ 357,741 on the Series B Preferred Stock for the year ended February 28, 2007.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

SERIES C CONVERTIBLE PREFERRED STOCK

Effective November 22, 2006, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the "Series C Preferred Stock")

During the year ended February 28, 2007 the Company issued an aggregate of
444.50 investment units (the "Units"). Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the "Series C Preferred"), convertible into 47,619 shares of the Company's $0.001 par value common stock (the "Common Stock") at a price of $1.05 per share (the "Conversion Price"); (ii) a three-year warrant to purchase 47,619 shares of Common Stock at an exercise price of $1.50 per share (the "AC Warrants"); and
(iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the "BC Warrants"). In connection with the purchase of a 200 Unit block, the Company agreed to grant that purchaser the right to appoint an equal number of members of the board of directors that have not been appointed by that entity as are present on the Board at any time. The Company issued 222,250 shares of Series C Preferred Stock (444.5 units) realizing gross proceeds of $22,225,000, of which $600,000 was received in advance on a note payable that was subsequently converted to Series C Preferred Stock, offset by offering expenses in the amount of $401,326 resulting in proceeds to the Company of $21,823,674.

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

During the year ended February 29, 2008, 2,750 Series C Preferred shares were converted to 261,904 shares of Common Stock.

During the year ended February 29, 2008, the Company paid cash dividends on the Series C Preferred Stock in the amount of $6,983 and recorded accrued dividends of $554,895 as of and for the year ended February 29, 2008. During the year ended February 28, 2007, the Company recorded accrued dividends on the Series C Preferred Convertible in the amount of $99,633.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

WARRANTS

During the year ended February 29, 2008, the board of directors approved the issuance of Warrants and Stock Options to investor relations firms, employees and others.

During the year ended February 28, 2007, the board of directors approved the issuance of Warrants (the "Warrants") to purchase common stock in connection with the issuance of Series C 2.5% Cumulative Convertible Preferred Stock and Warrants and Stock Options to investor relations firms, employees and others.

SERIES A CONVERTIBLE PREFERRED STOCK AND NOTE PAYABLE WARRANTS

In connection with the Series A Preferred Stock, the Company issued warrants to purchase 150,000 shares of Common Stock in October 2004, which were adjusted to 203,072 on January 16, 2007 because of the anti-dilution rights. The Warrants originally provided the holder of the warrants the right to purchase shares of the Company's Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007. The Warrants expired unexercised on May 1, 2008.

SERIES B CONVERTIBLE PREFERRED STOCK WARRANTS

The Company issued 4,950,000 warrants in connection with the Series B Preferred Stock placement, adjusted to 5,180,391 on January 16, 2007 because of the anti-dilution rights. The warrants originally provided the holder warrants to purchase shares of the Company's Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007 pursuant to anti-dilution rights. Subsequent to year end, warrants were exercised to purchase 1,542,765 shares of common stock for proceeds of $1,712,469. The remaining warrants expired May 1, 2008.

The warrants had customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.11 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions did not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

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

PLACEMENT AGENT WARRANT SERIES B PREFERRED STOCK

In connection with the offer and sale of our Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the "Placement Agent Warrant"). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrants to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The Placement Agent Warrant expired on May 1, 2008. During the year ended February 29, 2008, the Company received $52,000 for the purchase of four Units. The Series B Preferred Stock shares were simultaneously converted into 80,000 shares of Common Stock. In connection with this transaction, warrants to purchase 108,108 shares of Common Stock at $1.11, expiring May 1, 2008, were issued.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

2.5% CONVERTIBLE DEBENTURE WARRANTS

In connection with the offer and sale of the Debentures, the Company issued 1,150,000 warrants adjusted to 1,716,451 on January 16, 2007 pursuant to anti-dilution rights. The warrants provide the holders the right to purchase shares of the Company's Common Stock at an exercise price of $1.33 after adjusting for anti-dilution. The estimated fair value of these warrants was recorded as debt issuance costs in the amount of $966,000 and was determined using the Black - Scholes Model. Each warrant expires July 22, 2008. The fair value has been recorded as debt issuance costs at the inception of the agreements and amortized over the term of the debt.

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

PLACEMENT AGENT WARRANT 2.5% CONVERTIBLE DEBENTURE

In connection with the placement of the Series B Preferred Stock issue on July 22, 2005, the Placement Agent or its designees received three-year warrants to purchase 230,000 shares adjusted to 255,040 on January 16, 2007 pursuant to anti-dilution rights and 115,000 shares adjusted to 173,533 at $1.08 and $1.33 per share, respectively after adjusting for anti-dilution. Using the Black Scholes Model, the fair values of these warrants were estimated at $143,000 and $96,600, respectively. The fair value has been recorded as debt issuance costs at the inception of the agreements and amortized over the term of the debt.

The warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.08 and $1.33 per share, respectively (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to certain employee stock options and shares issued in connection with certain mergers and acquisitions.

SERIES C CONVERTIBLE PREFERRED STOCK WARRANTS

AC Warrants

The AC Warrants are three year warrants issued between December 1, 2006 and January 16, 2007, are exercisable at $1.50 per common share and have a call feature (the "AC Redemption") for $0.01 per share provided that the Company's Common Stock has been trading at not less than $3.50 per share for twenty consecutive trading days and the underlying shares of Common Stock are subject to an effective registration statement that has been continuously effective for a minimum of thirty days. The AC Redemption shall take effect, which date shall be at least 65 calendar days after the redemption notice is sent to Holder, provided, however, that the maximum aggregate redemption amount for all holders of the same class as the AC Warrant (the "Aggregate Redemption Amount") per calendar week shall be 25% of the average daily trading volume of the Company's Common Stock for the 20 trading days preceding each such redemption notice. The Aggregate Redemption Amount shall be applied on a pro-rata basis to each holder of warrants of the same class as the AC Warrant based upon the respective number of shares of Common Stock underlying each holder's warrants.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

The AC Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $1.50 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

The AC Warrants have certain conversion cap limitations which prevent the Company and the holders of the AC Warrants from effecting any exercise of the AC Warrants to the extent that, after giving effect to the exercise, a holder and its affiliates would beneficially own in excess of certain beneficial ownership limitations. The "Beneficial Ownership Limitation" is (i) 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the AC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares under the AC Warrants is less than 5,000,000, and (ii) 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the AC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares hereunder is 5,000,000 or more. The Beneficial Ownership Limitation with respect to a holder subject to the 4.99% limitation described in part (i) of the definition of Beneficial Ownership Limitation, may be waived by such holder, at the election of such holder, upon not less than 61 days' prior notice to the Corporation, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of the AC Warrant held by the applicable holder. Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived. The Beneficial Ownership Limitation with respect to a holder subject to the 9.99% limitation may not be waived by such holder. The Beneficial Ownership Limitation shall terminate with respect to any Warrant Shares being redeemed by the Company, which termination shall be effective 60 days subsequent to the transmission of a Redemption Notice to the holder.

As of February 29, 2008, there were 21,166,658 AC Warrants issued and outstanding and none had been exercised and the expiration date is as follows:

        December 1, 2009               9,523,800
        December 29, 2009              2,061,911
        January 16, 2010               9,580,947
                                   -------------
                                      21,166,658
                                   =============
BC Warrants

The BC Warrants are three year warrants issued between December 1, 2006 and January 16, 2007, are exercisable at $2.00 per common share and have a call feature (the "BC Redemption") for $0.01 per share provided that the Company's Common Stock has been trading at not less than $4.00 per share for twenty consecutive trading days and the underlying shares of Common Stock are subject to an effective registration statement that has been continuously effective for a minimum of thirty days. The BC Redemption shall take effect, which date shall be at least 65 calendar days after the redemption notice is sent to Holder, provided, however, that the maximum aggregate redemption amount for all holders of the same class as the BC Warrant (the "BC Aggregate Redemption Amount") per calendar week shall be 25% of the average daily trading volume of the Company's Common Stock for the 20 trading days preceding each such redemption notice. The BC Aggregate Redemption Amount shall be applied on a pro-rata basis to each holder of warrants of the same class as the BC Warrant based upon the respective number of shares of Common Stock underlying each holder's warrants.

The BC Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of Common Stock or Common Stock equivalents at a price less than $2.00 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

The BC Warrants have certain conversion cap limitations which prevent the Company and the holders of the BC Warrants from effecting any exercise of the BC Warrants to the extent that, after giving effect to the exercise, a holder and its affiliates would beneficially own in excess of certain beneficial ownership limitations. The "Beneficial Ownership Limitation" is (i) 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the BC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares under the BC Warrants is less than 5,000,000, and (ii) 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the BC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares hereunder is 5,000,000 or more. The Beneficial Ownership Limitation with respect to a holder subject to the 4.99% limitation described in part (i) of the definition of Beneficial Ownership Limitation, may be waived by such holder, at the election of such holder, upon not less than 61 days' prior notice to the Corporation, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of the BC Warrant held by the applicable holder. Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived. The Beneficial Ownership Limitation with respect to a holder subject to the 9.99% limitation may not be waived by such holder. The Beneficial Ownership Limitation shall terminate with respect to any Warrant Shares being redeemed by the Company, which termination shall be effective 60 days subsequent to the transmission of a Redemption Notice to the holder.

As of February 29, 2008, there were 10,583,545 BC Warrants issued and outstanding and none had been exercised and the expiration date is as follows:

          December 1, 2009        4,762,000
          December 29, 2009       1,030,973
          January 16, 2010        4,790,572
                               ------------
                                 10,583,545
                               ============

PLACEMENT AGENT WARRANTS FOR SERIES C OFFERING

For acting as the placement agent for the sale of the Series C Preferred Stock, the Placement Agent or its designees are entitled to receive warrants to purchase 439,287 shares of the Company's Common Stock at a price of $1.05 per share (the "Placement Agent Warrant"), 439,287 shares of the Company's Common Stock at a price of $1.50 per share on similar terms as the AC Warrants (the "AC Placement Agent Warrants") and 219,645 shares of the Company's Common Stock at a price of $2.00 per share on similar terms as the BC Warrants (the "BC Placement Agent Warrants"). The AC Placement Agent Warrants and the BC Placement Agent Warrants are included in the amount of AC Warrants and BC Warrants issued and outstanding. Each of the Placement Agent Warrants, AC Placement Agent Warrants and BC Placement Agent Warrants expires on January 16, 2010.

The AC Placement Agent Warrants may be called on the same terms as the AC Redemption. The BC Placement Agent Warrants may be called on the same terms as the BC Redemption.

NONQUALIFIED STOCK OPTIONS

On January 30, 2008, the Company issued a three-year nonqualified stock option for 100,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on January 30, 2008 was $1.20 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.11%, and a life of three years, the estimated fair value of the grant is $41,400 which was recorded as general and administrative, stock compensation expense.

On December 31, 2007, the Company issued a three-year nonqualified stock option for 100,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on December 31, 2007 was $1.17 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.04%, and a life of three years, the estimated fair value of the grant is $40,200 which was recorded as general and administrative, stock compensation expense.

On October 15, 2007, the Company issued a three-year stock purchase warrant for 350,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services. The closing price of the stock on October 15, 2007, was $1.15 per share. Using the Black-Scholes model with estimated volatility of 72.41%, risk-free interest rate of 4.25%, and a life of three years, the estimated fair value of the grant is $143,900, which was recorded as general and administrative expense, stock compensation expense.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company's Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 and expire on November 30, 2014. The Company's stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options was recorded at $4,124,400 and $515,550 is being amortized quarterly as the options vest. During the fiscal years ended February 29, 2008 and February 28, 2007, $2,062,000 and $1,031,100, respectively, were charged to general and administrative stock compensation expense.

STOCK PURCHASE WARRANT TO INVESTOR RELATIONS FIRM

On December 28, 2006, the Company issued a three-year nonqualified stock option for 500,000 shares of Common Stock at an exercise price of $2.00 per share for shareholder relations services rendered. The closing price of the stock on December 28, 2006, was $1.45 per share. Using the Black-Scholes model with estimated volatility of 82.75%, risk-free interest rate of 4.73%, and a life of three years, the estimated fair value of the grant is $350,317, which was recorded as general and administrative, stock compensation expense in the fiscal year ended February 28, 2007.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

The following table summarizes information about fixed-price stock options and warrants outside of the plans at February 29, 2008 and February 28, 2007.

                                           February 29, 2008        February 28, 2007
                                        ----------------------   -----------------------
                                                      Weighted                  Weighted
                                                      Average                   Average
                                                      Exercise                  Exercise
                                          Shares      Price        Shares       Price
                                        ----------    --------   ----------    --------
     Beginning of period                40,128,657    $   1.34    7,340,838    $   1.35
       Granted                             658,108    $   2.00   32,250,203    $   1.34
       Anti-dilution warrants issued            --    $  --       1,735,030    $   1.19
       Exercised                          (686,753)   $   1.11   (1,197,414)   $   1.38
       Expired                                  --    $     --           --    $     --
                                        ----------    --------   ----------    --------
     End of period                      40,100,012    $   1.59   40,128,657    $   1.34
                                        ==========    ========   ==========    ========

On November 10, 2006, 3,950,000 non-incentive options were granted which vest 493,750 shares each fiscal quarter over two years. The remaining contractual life for the $1.25 non-incentive stock options is 8.70 years.

               Non-incentive Stock Option Plan Shares Exercisable

                             February 29, 2008    February 28, 2007
                           --------------------- ------------------
                                        Weighted           Weighted
                                        Average            Average
                                        Exercise           Exercise
                            Shares      Price     Shares   Price
                           ---------   --------  -------   --------
     Beginning of period     987,500   $   1.25       --   $     --
       Granted             1,975,000   $   1.25  987,500   $   1.25
       Exercised                  --   $     --       --   $     --
       Expired                    --   $     --       --   $     --
                           ---------   --------  -------   --------
     End of period         2,962,500   $   1.25  987,500   $   1.25
                           =========   ========  =======   ========

As a result of the grant of stock options to certain employees and others during the year ended February 29, 2008 the following increase in options and warrants summarized as follows:

                                                        Number
                                                      of Shares
                                                     Exercisable
               ------------------------------        -----------
               Options exercisable at $1.20               25,000
               Warrants exercisable at $1.11             108,108
               Warrants exercisable at $2.00             550,000
                                                     -----------
                                                         683,108
                                                     ===========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

EQUITY INCENTIVE PLAN STOCK OPTION PLAN

In August 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan which was adopted on June 11, 2007 at a special meeting of the shareholders. No options have been granted under the plan.

On June 6, 2003, the Board of Directors adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan ("The Plan"). The Plan allows for the issuance of incentive (qualified) options and non-qualified options and the grant of stock or other equity incentives to employees, consultants, directors, and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by the Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013. On January 30, 2008, the Company issued two ten-year qualified stock options for an aggregate of 25,000 shares of Common Stock at an exercise price of $1.20 per share to certain employees. The closing price of the stock on January 30, 2008 was $1.20 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.11%, and a life of ten years, the estimated fair value of the grants is $23,300 which was recorded as general and administrative, stock compensation expense.

The changes in the outstanding stock options during the years ended February 29, 2008 and February 28, 2007 are summarized as follows:

                             February 29, 2008    February 28, 2007
                           ---------------------  -----------------
                                        Weighted           Weighted
                                        Average            Average
                                        Exercise           Exercise
                            Shares      Price     Shares   Price
                           ---------   --------  -------   --------
     Beginning of period     559,333   $   0.88  588,000   $   0.88
       Granted                25,000   $   1.20       --   $     --
       Exercised                  --   $   0.75  (28,667)  $   0.75
       Expired                    --   $     --       --   $     --
                           ---------   --------  -------   --------
     End of period           584,333   $   0.89  559,333   $   0.88
                           =========   ========  =======   ========

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

At February 29, 2008, the weighted average remaining contractual life for the $1.00 options is 5.27 years, the weighted average remaining contractual life for the $0.75 options is 6.66 years, the remaining weighted average remaining contractual life for the $1.15 options is 7.20 years, and the remaining weighted average remaining contractual life for the $1.20 options is 9.92 years.

The following table summarizes the options and warrants outstanding and exercisable at February 29, 2008:


                                      Weighted
                                      Average
        Range                        Remaining    Weighted
         of              Number     Contractual   Average
      Exercise         of Shares      Life in     Exercise
        Price         Outstanding      Years       Price
     --------------   -----------   -----------   --------
     $0.75 to $1.50    31,713,300      1.48       $  1.38
     $1.51 to $2.75    11,933,545      2.15       $  2.01
                      -----------
                       43,646,845
                      ===========


10.  COMMITMENTS LAWS AND REGULATIONS

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

11.  BUSINESS SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the years ended February 29, 2008 and February 28, 2007 is presented for the principal business segments as follows:

                                               Oil & Gas     Gas Gathering   Consolidated
                                             ------------    ------------    ------------
February 29, 2008
  Revenues                                   $    622,442    $    135,297    $    757,739
  Income (loss) before taxes                 $ (6,303,024)   $    (40,347)   $ (6,343,371)
  Total assets                               $ 23,815,167    $  2,394,456    $ 26,209,623
  Property additions                         $  5,493,729    $         --    $  5,493,729
  Interest expense                           $    (83,172)   $         --    $    (83,172)
  Debt issuance costs, non-cash              $   (365,517)   $         --    $   (365,517)
  Depreciation, depletion and amortization   $    601,343    $    130,492    $    731,835
February 28, 2007
  Revenues                                   $    238,385    $    122,796    $    361,181
  Loss before taxes                          $ (4,505,936)   $    (51,827)   $ (4,557,762)
  Total assets                               $ 26,498,297    $  2,549,426    $ 29,047,723
  Property additions                         $  8,923,915    $         --    $  8,923,915
  Interest expense                           $    (90,214)   $         --    $    (90,214)
  Debt issuance costs, non-cash              $   (905,957)   $         --    $   (905,957)
  Depreciation, depletion and amortization   $    189,412    $    130,492    $    319,904

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

12.  RELATED PARTIES

The Company executed an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company ("Spotswood"), and an affiliate of the president, effective January 1, 2006, for a three-year term, which is renewable under terms and conditions to be negotiated. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease is no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $32,000 in fiscal years 2008 and 2007.

The Company paid a corporation controlled by one of the directors for geologic consulting $85,000 and $77,250 in fiscal 2008, and 2007, respectively.

SDG accrued management fees in the amounts of $8,176 and $15,192 in fiscal 2008, and 2007, respectively to an entity 50% owned by the president of the Company.

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

The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG, the general partner of SDG, through December 31, 2007.

The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG.

13.  MARKET RISK

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

14.  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows (all in the United States):

                                              February 29,         February 28,
                                                  2008                 2007
                                              ------------         ------------
Property Acquisition Costs:
  Proved properties                           $         --         $  1,041,000
  Unproved properties                         $    182,451         $  7,467,727
  Exploration costs                           $    249,848         $    205,713
  Development costs                           $  4,586,950         $    709,753


     Results of operations for oil and gas producing activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows (all in the United States):

                                                    February 29,    February 28,
                                                       2008            2007
                                                    -----------     -----------
Operating Revenues                                  $   622,442     $   238,385
                                                    -----------     -----------
Costs and expenses:
Production                                            1,498,829         642,253
Exploration                                             249,848         205,713
Depletion, depreciation
  and amortization                                      497,100         143,791
                                                    -----------     -----------
Total costs and expenses                              2,245,777         991,757
                                                    -----------     -----------
(Loss) from oil and gas producing activities        $(1,623,335)    $  (753,372)
                                                    ===========     ===========

15.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

At February 29, 2008 and February 28, 2007, the estimated oil and gas reserves presented herein were derived from reports prepared by Questa Engineering, Corp., an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material. The properties included in the oil and gas reserve estimates are those properties at the Slater Dome Prospect that are connected to the gas gathering pipeline at February 29, 2008 and February 28, 2007.

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

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008


Estimated Oil and Gas Reserve Quantities.

Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

                                                         Natural Gas in MCF
                                                       2008             2007
                                                   -----------      -----------
Balance, beginning of fiscal year                   12,114,000        6,006,000
Revisions of previous estimates                             --       (2,106,000)
Extensions and discoveries                           3,587,000               --
Sales of reserves in place                                  --               --
Improved recovery                                           --               --
Purchase of reserves                                 8,214,000
Production                                            (140,000)         (25,500)
                                                   -----------      -----------
Proved developed net reserves at the
end of the fiscal year                              15,561,000       12,114,000
                                                   ===========      ===========


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

The Company is of the opinion that the following factors should be taken into account in reviewing the following information:

     o Future costs and selling prices will probably differ from these required to be used in these calculations;

     o Due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations;

     o Selection of a 10% discount rate, as required by SFAS 69, is arbitrary and may not be reasonable as a measure of risk inherent in realizing future net oil and gas revenues; and

     o Future net revenues may be subject to different rates of income taxation.

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008

The table below sets forth a standardized measure of the estimated discounted future net cash flow attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying prices of $7.30 and $5.21 per MCF of natural gas to the estimated future production of proved oil and gas reserves at February 29, 2008 and February 28, 2007 respectively. There were no extensions, discoveries or improved recoveries for the year ended February 28, 2007. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized measure of cash flows:

                                                   February 29,     February 28,
                                                       2008             2007
                                                   ------------     ------------
Future cash inflows                                $113,608,380     $ 63,109,300
                                                   ------------     ------------
Deduct:
  Future production costs                            40,881,780       27,077,100
  Future development costs                           13,240,600        8,411,900
  Future income taxes                                17,415,200        7,243,800
                                                   ------------     ------------
                                                     71,537,580       42,732,800
                                                   ------------     ------------

Future net cash flows                                42,070,800       20,376,500

Less 10% discount amount                             16,405,900        8,120,400
                                                   ------------     ------------
Standardized measure of discounted
   future net cash flows relating to
   proved oil and gas reserves                     $ 25,664,900     $ 12,256,100
                                                   ============     ============


Principal changes in the Standardized Measure for the years ended February 29, 2008 and February 28, 2007 are summarized as follows:

                                                       February 29,    February 28,
                                                           2008            2007
                                                       ------------    ------------
Standard measure as of beginning of fiscal year        $ 12,256,100    $  6,873,700
                                                       ------------    ------------
Sales of gas produced, net of production costs             (876,387)       (403,868)
Extensions and discoveries                               32,229,489              --
Net change in prices and production costs related to
  future production                                      11,513,580     (16,241,460)
Development costs incurred during the year               (4,586,950)             --
Changes in estimated future development costs            (4,828,700)     (3,909,100)
Purchases of reserves in place                                   --      43,698,480
Revisions of quantity estimates                                  --     (10,193,120)
Changes in discount                                      (8,285,500)     (3,087,400)
Net change in income taxes                              (10,171,400)     (3,195,800)
Changes in timing and other                              (1,585,332)     (1,285,332)
                                                       ------------    ------------

Aggregate change                                         13,408,800       5,382,400
                                                       ------------    ------------
Standardized measure, as of the end of
   the fiscal year                                     $ 25,664,900    $ 12,256,100
                                                       ============    ============

                            NEW FRONTIER ENERGY, INC.

                   Notes to Consolidated Financial Statements

                                February 29, 2008


16.  SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to February 29, 2008, the Company issued an aggregate of 1,637,501 shares of common stock and 2,413.13 shares of Series B preferred stock arising from the exercise of 1,542,765 Series B warrants and 18.5625 Placement Agent Warrants, each unit consisting of (i) 130 shares of 12% Series B Convertible Preferred shares--face value $13,000, par value $0.001, convertible into 20,000 shares of the Company's common stock, par value $0.001 at the rate of $0.65 per share with a face value of $100 per share and (ii) 27,069 detachable warrants to purchase one share each of common stock at an exercise price of $1.11 per share, which expired on May 1, 2008. Cash proceeds in the aggregate were $1,953,781.