Form 10KSB/A
period 2008-02-29
NEW FRONTIER ENERGY INC
filed 2008-06-05
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     At February 29, 2008, our estimated proved reserves totals 15,561 MMCF. The present value of estimated net revenues before income tax, discounted at 10%, is $32,611,000, using a price of $7.30 per MMbtu. The values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by the Company. The estimated quantities and estimated net revenues are summarized as follows:

      ---------------------------------------------------------------------
      Estimated Net Proved Reserves                     February 29, 2008
      ---------------------------------------------------------------------
                                                        Net Reserves (MMCF)
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
      ---------------------------------------------------------------------

     As of February 28, 2007, the estimated quantities of proved developed and proved undeveloped reserves net to our interest (all of which are located within the United States at the Slater Dome Field) were 12,114,000 MCF of gas. The present value of estimated net revenues before income tax, discounted at 10%, was $14,319,000, using a price of $5.21 per MMbtu. The estimated quantities and estimated net revenues are summarized as follows:

      ---------------------------------------------------------------------
      Estimated Net Proved Reserves                     February 28, 2007
      ---------------------------------------------------------------------
                                                        Net Reserves (MMCF)
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

     Further, the Company received proceeds from the exercise of outstanding warrants issued to the holders of the Company's Series B Preferred Stock (subsequent to year end through May 1, 2008 when they expired) and placement agent warrants of $1,953,781. The Company could receive proceeds from 1,889,999 Convertible Debenture warrants and 255,555 Convertible Debenture placement agent warrants which are exercisable at a price $1.33. and $1.08 respectively The warrants issued to the holders of the Company's Convertible Debentures and the related placement agent warrants expire on July 22, 2008. If all of the warrants issued to the holders of the Company's Convertible Debentures were exercised, it would result in proceeds to the Company of $2,789,142. However, there can be no assurance that the price of our common stock will be in excess of the exercise prices of these warrants or that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.

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

                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

--------------------------------------------------------------------------------------
                                                                           Percent of
Name and Address of                                                        Beneficial
Beneficial Owner                          Amount of Beneficial Ownership   Ownership
--------------------------------------------------------------------------------------
Paul G. Laird (1)                                   1,439,301                    11.1%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
Les Bates (2)                                       1,216,620                     9.5%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
Grant I. Gaeth (3)                                    574,001                     4.7%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

--------------------------------------------------------------------------------------
John D. McKey, Jr. (4)                                993,307                     8.3%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

--------------------------------------------------------------------------------------
Candace McKey (5)                                     993,307                     8.3%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

--------------------------------------------------------------------------------------
Echo's Voice LLC (6)                                  915,072                     7.7%
1535 Falmouth Ave.
New Hyde Park, NY 16040

--------------------------------------------------------------------------------------
Apollo Trust (7)                                    1,395,359                    11.5%
1535 Falmouth Ave.
New Hyde Park, NY 16040

--------------------------------------------------------------------------------------
Aviel Faliks (8)                                      981,302                     8.2%
24 Rozmus Ct.
Allendale, NJ 07401

--------------------------------------------------------------------------------------
Robert Hill (9)                                       690,485                     5.9%
700 High Street
Denver, Colorado 80218

--------------------------------------------------------------------------------------
Helen De Bove (10)                                  2,310,431                    21.5%
1535 Falmouth Ave.
New Hyde Park, NY  16040

--------------------------------------------------------------------------------------
Iris Energy Holding Corp. (11)                      1,300,000                    9.99%
L/2 Maxkar Bldg. PO Box 1225
Apia, Samoa

--------------------------------------------------------------------------------------
Vision Opportunity Master Fund, LP (12)             1,241,724                    9.99%
20 West 55th Street 5th Floor
New York, NY 10019

--------------------------------------------------------------------------------------
Roger May (13)                                        758,500                     6.2%
12970 West 20th Ave., Unit D
Golden, Colorado 80403

--------------------------------------------------------------------------------------
Luke Fichthorn                                        676,724                     5.8%
John Fichthorn
155 East 53rd Street
29th Floor
New York, NY 10022 (14)

--------------------------------------------------------------------------------------
Officers & Directors as a Group                     3,190,820                    21.8%
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

       3.1          Amended and Restated Bylaws (1)

      31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      23.1          Consent of Questa Engineering Corp. (1)

      99.1 Reserve Estimate and Economic Evaluation Report Effective February 29, 2008 prepared by Norwest Questa Engineering, Corp. (1)

(1) Incorporated by reference from Form 10-KSB  filed on May 23, 2008

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


Date: June 4, 2008      /s/ Paul G. Laird
                        ------------------------------------------------
                        Paul G. Laird, President, CEO and Director

Date: June 4, 2008      /s/ Les Bates
                        ------------------------------------------------
                        Les Bates, Secretary/Treasurer, Principal Accounting and
                        Financial Officer and Director

Date: June 4, 2008      /s/ Grant I. Gaeth
                        ------------------------------------------------
                        Grant I. Gaeth, Director

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

PLACEMENT AGENT WARRANT 2.5% CONVERTIBLE DEBENTURE

In connection with the placement of the Series B Preferred Stock issue on July 22, 2005, the Placement Agent or its designees received three-year warrants to purchase 230,000 shares adjusted to 255,555 on January 16, 2007 pursuant to anti-dilution rights and 115,000 shares adjusted to 173,533 at $1.08 and $1.33 per share, respectively after adjusting for anti-dilution. Using the Black Scholes Model, the fair values of these warrants were estimated at $143,000 and $96,600, respectively. The fair value has been recorded as debt issuance costs at the inception of the agreements and amortized over the term of the debt.

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