Form 10KSB/A
period 2008-02-29
NEW FRONTIER ENERGY INC
filed 2008-06-24
CIK 1140586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

     This Amendment No. 2 to New Frontier Energy, Inc.'s (the "Company") Form 10-KSB for the fiscal year ended February 29, 2008 is being filed to (i) provide an explanation of the reason for Amendment No. 1 to the Company's Form 10-KSB filed on June 5, 2008 ("Amendment No. 1") and (ii) to include management's conclusion regarding the effectiveness of its disclosure controls and procedures. This Amendment No. 2 does not amend, modify or update any other information or disclosures to reflect developments since the original date of filing of the Company's Form 10-KSB on May 27, 2008 or Amendment No. 1 filed on June 5, 2008.

     On June 5, 2008, the Company filed Amendment No.1 to correct certain information discussing the Company's oil and gas reserves and to correct certain information relating to the shares of common stock beneficially owned by the Company's Officers and Directors as a Group. Amendment No. 1 did not amend, modify or update any other information or disclosures to reflect developments since the original date of filing of the Company's Form 10-KSB on May 27, 2008.

     In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes updated certifications from the Chief Executive Officer and Chief Financial Officer.

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

Holders

     On June 19, 2008, the closing price of our Common Stock was $1.19. As of May 13, 2008, we had approximately 1,716 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of May 13, 2008, there are approximately 2,224 beneficial owners of our Common Stock.

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

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of February 29, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


Date: June 24, 2008     /s/ Paul G. Laird
                        ------------------------------------------------
                        Paul G. Laird, President, CEO and Director

Date: June 24, 2008     /s/ Les Bates
                        ------------------------------------------------
                        Les Bates, Secretary/Treasurer, Principal Accounting and
                        Financial Officer and Director

Date: June 24, 2008     /s/ Grant I. Gaeth
                        ------------------------------------------------
                        Grant I. Gaeth, Director

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

                    February 28, 2009      $ 34,020
                    February 28, 2010        38,092
                    February 28, 2011        41,074
                    February 29, 2012        44,289
                    February 28, 2013       702,696
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