Form 10-Q
period 2008-05-31
NEW FRONTIER ENERGY INC
filed 2008-07-11
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [_]       Accelerated filer  [_]
         Non-accelerated filer   [_]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes [_] No [X]

As of July 9, 2008, 12,991,685 shares of common stock were outstanding.

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1   Financial Statements

         Consolidated Balance Sheets  at May 31, 2008
         (unaudited) and February 29, 2008                                    2

         Consolidated Statements of Operations
         (unaudited) for the three months ended May 31, 2008 and 2007         3

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended May 31, 2008 and 2007                     4

         Notes to Consolidated Financial Statements (unaudited)               5

Item 2   Management's Discussion and Analysis or Plan of Operations          14

Item 3   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4   Controls and Procedures                                             23

Item 4T  Controls and Procedures                                             23

Part II OTHER INFORMATION

Item 1    Legal Proceedings                                                  23

Item 1A   Risk Factors

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3    Defaults Upon Senior Securities                                    23

Item 4    Submission of Matters of a Vote of Security Holders                24

Item 5    Other Information                                                  24

Item 6    Exhibits                                                           24

EXHIBITS                                                                     24

SIGNATURES                                                                   25


                           NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          May 31,      February 29,
                                                                           2008            2008
                                                                        (Unaudited)
                                                                       ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                              $  4,252,828    $  3,602,939
     Accounts receivable, trade                                           1,095,911         972,292
     Prepaid expenses                                                       290,981         306,680
                                                                       ------------    ------------
          Total current assets                                            5,639,720       4,881,911
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT,  NET OF ACCUMULATED DEPRECIATION
       AND DEPLETION OF $1,607,911 and $1,342,731 as of
       May 31, 2008 and February 29, 2008 respectively                   21,456,294      21,134,412
                                                                       ------------    ------------

OTHER ASSETS
     Deposits                                                               160,000         193,300
                                                                       ------------    ------------

                                                                       $ 27,256,014    $ 26,209,623
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $    318,274    $    809,397
     Notes payable, affiliates                                              806,250         806,250
     Current portion of long term debt                                       38,837          34,020
     Dividends payable                                                    1,737,484       1,523,536
     Accrued expenses                                                       551,134         308,066
     Accrued interest                                                         2,772           2,672
     Accrued interest, affiliates                                             8,573           3,534
     Accounts payable, affiliates                                            36,430          48,459
                                                                       ------------    ------------
          Total current liabilities                                       3,499,754       3,535,934
                                                                       ------------    ------------

LONG TERM LIABILITIES

     Long term debt                                                         812,766         826,151
     Asset retirement obligation                                            290,000         290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                390,538         393,592

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 25,000,000 shares authorized:
       Series A Convertible, 100,000 shares authorized
       none issued and outstanding                                               --              --
       Series B Convertible, 36,036 shares authorized
       26,769 and 24,675  issued and outstanding as of May 31, 2008
       and February 29,  2008 respectively                                       27              25
       Series C Convertible, 230,000 shares authorized
       219,000 and 219,500 issued and outstanding as of May 31, 2008            219             220
       and February 29, 2008 respectively
     Common stock, $.001 par value, 500,000,000 shares authorized,
       11,864,581 and 10,178,078 shares issued and outstanding as
       of May 31, 2008 and February 29, 2008 respectively                    11,864          10,178
     Additional paid in capital                                          42,197,332      39,710,397
     Accumulated (deficit)                                              (19,946,486)    (18,556,874)
                                                                       ------------    ------------
                                                                         22,262,956      21,163,946
                                                                       ------------    ------------

                                                                       $ 27,256,014    $ 26,209,623
                                                                       ============    ============

        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                       Three Months Ended
                                                    May 31,          May 31,
                                                     2008             2007
                                                  ------------    ------------
Operating revenues
       Oil and gas sales                          $    460,778    $     52,596
       Gathering fees                                   37,069          44,796
                                                  ------------    ------------
                                                       497,847          97,392
                                                  ------------    ------------

Operating expenses
       Exploration costs, including dry holes           49,811          67,288
       Lease operating expenses                        291,184         385,316
       Cost of gas gathering                               648             833
       General and administrative                      524,966         637,084
       Issuance of common stock warrants               515,550         515,550
       Depreciation, depletion and amortization        265,177         117,973
                                                  ------------    ------------
            Total operating expenses                 1,647,336       1,724,044
                                                  ------------    ------------

(Loss) from operations                              (1,149,489)     (1,626,652)
                                                  ------------    ------------

Other income (expense)
       Interest income                                  21,547         133,474
       Interest expense                                (21,338)        (18,306)
       Debt issuance costs, non-cash                        --        (228,661)
                                                  ------------    ------------
            Other income (expense), net                    209        (113,493)
                                                  ------------    ------------

(Loss) before income taxes                          (1,149,280)     (1,740,145)
                                                  ------------    ------------

Income taxes
       Current                                              --              --
       Deferred                                             --              --
                                                  ------------    ------------
                                                            --              --
                                                  ------------    ------------

Minority interest in net (income) of
       consolidated subsidiary                         (11,018)        (11,517)
                                                  ------------    ------------

Net (loss)                                          (1,160,298)     (1,751,662)
Preferred stock dividends and distributions
       to minority interests                          (229,317)       (345,146)
                                                  ------------    ------------

Net (loss) attributable to common shareholders    $ (1,389,615)   $ (2,096,808)
                                                  ============    ============

Net (loss) per common share
       Basic and diluted                          $      (0.13)   $      (0.34)
                                                  ============    ============

Weighted average shares outstanding
       Basic and diluted                            10,731,350       6,123,691
                                                  ============    ============


        See accompanying notes to the consolidated financial statements.


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   Three Months Ended
                                                                                 May 31,         May 31,
                                                                                   2008           2007
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                $ (1,160,298)   $ (1,751,662)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
          Depreciation, depletion and amortization                                  265,177         117,973
          Debt issuance costs, noncash                                                   --         228,661
          Minority interest in net income  (loss) of consolidated subsidiary         11,018          11,517
          Interest on convertible debenture                                              --          12,234
          Stock option expenses, amortization and grants                            515,550         515,550
          (Increase) decrease in assets:
             Accounts receivable, trade                                            (123,619)       (261,441)
             Prepaid expense                                                         15,699        (692,906)
          Increase (decrease) in liabilities:
             Accounts payable                                                      (491,123)         58,326
             Accrued expenses                                                       236,178         (57,945)
                                                                               ------------    ------------

       Net cash (used in) operating activities                                     (731,418)     (1,819,693)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     (Increase) decrease in other assets                                             33,300         (50,000)
     Purchase of property and equipment                                            (587,057)       (104,697)
                                                                               ------------    ------------

       Net cash (used in) investing activities                                     (553,757)       (154,697)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of  convertible debentures affiliate                                        --        (300,000)
     Payment of notes payable                                                        (8,568)             --
     Proceeds from common stock warrant conversions                               1,712,469              --
     Proceeds from exercise of placement agent warrants                             269,747              --
     Preferred stock dividends paid                                                  (1,544)         (6,043)
     Cost of issuance of equity for cash                                             (9,145)             --
     Minority interest in subsidiary                                                (14,072)        (58,960)
     Distributions to minority interest holders in consolidated subsidiary          (13,823)        (18,900)
                                                                               ------------    ------------

       Net cash provided by (used in) financing activities                        1,935,064        (383,903)
                                                                               ------------    ------------

INCREASE  (DECREASE) IN CASH                                                        649,889      (2,358,293)

BEGINNING BALANCE                                                                 3,602,939      12,724,234
                                                                               ------------    ------------

ENDING BALANCE                                                                 $  4,252,828    $ 10,365,941
                                                                               ============    ============

Cash paid for income taxes                                                     $         --    $         --
                                                                               ============    ============
Cash paid for interest                                                         $     18,872    $      6,072
                                                                               ============    ============

Supplemental schedule of non-cash investing and financing activities:

       Series B  and C preferred stock converted to
          common stock                                                         $        140    $         68
       Conversion of convertible debentures and accrued interest
          to common stock                                                      $         --    $     18,628



        See accompanying notes to the consolidated financial statements.

                            NEW FRONTIER ENERGY, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2008

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business
     -----------------------------------

     New Frontier Energy, Inc. ("New Frontier" or the "Company") was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is a domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves operating primarily in Colorado and Wyoming.

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

     Principles of Consolidation
     ---------------------------

     The May 31, 2008, financial statements include the accounts of the Company and SDG as of and for the three months ended March 31, 2008 and 2007. SDG has a calendar quarter end, March 31, which is consolidated with the Company effective May 31, 2008 and 2007. All significant intercompany accounts and transactions in 2008 and 2007 were eliminated.

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

     Unaudited Statements
     --------------------

     The financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2008, included in the Company's annual report on Form 10-KSB filed with the Commission on May 27, 2008.

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three months ended May 31, 2007, have been reclassified to conform to the current period presentation.

2.   CONVERTIBLE DEBT, AFFILIATES

     Effective May 10, 2006, the Company entered into a Purchase and Sale Agreement (the "Acquisition") with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring additional Class A limited partnership interests, in exchange for a subordinated convertible debenture in the amount of $608,194. The debenture was paid in full as of December 31, 2007.

3.   NOTES PAYABLE, AFFILIATES

     Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC ("NRGG"), whereby the Company increased its investment in Slater Dome Gathering, LLLP ("SDG") by acquiring the general partner's interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest and is due December 31, 2008. At the option of the Company, quarterly payments may be deferred until the maturity date. As a result, the Company owns the 25% general partner's interest together with 82.76% of the Class A limited partnership interests in SDG. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

     The Company's President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG, the general partner of SDG, through December 31, 2007.

     At May 31, 2008 the balance of the note payable is $806,250; no interest was paid during the three months ended May 31, 2007 and interest in the amount of $5,039 has been accrued.

4.   NOTES PAYABLE

     On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The current portion of the Steamboat Mortgage amounts to $38,837 with the balance of $812,766 being long term. Interest in the amount of $16,200 was paid and $2,771 has been accrued on the Steamboat Mortgage as of May 31, 2008.

5.   STOCKHOLDERS' EQUITY

     Series B Convertible Preferred Stock
     ------------------------------------

     Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the "Series B Preferred"). Between December 23, 2004 and February 28, 2005, the Company sold 32,175 shares of Series B Preferred. The issue price of the Series B Preferred Stock is $100 per share. Each share of Series B Preferred is convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

     In connection with the offer and sale of Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the "Placement Agent Warrant"). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrant to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The 18,562 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,697.51 shares of Series B Preferred Stock and received proceeds of $269,747.

     During the three months ended May 31, 2008, holders of 602.91 shares of Series B Preferred Stock converted the shares into 92,752 shares of common stock in accordance with the terms of the Series B Preferred. As of May 31, 2008, there were 26,769 shares of the Series B Preferred issued and outstanding.

     During the three months ended May 31, 2008, the Company paid $ 0 in dividends and accrued $76,088 on the Series B Preferred Stock. As of May 31, 2008, the Company had accrued dividends on the Series B Preferred Stock of $952, 082.

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

     During the three months ended May 31, 2008, there were 500 shares of Series C Preferred Stock converted into 47,619 shares of Common Stock. As of May 31, 2008, there were 219,000 shares of the Series C Preferred Stock issued and outstanding.

     The Company paid $1,541 in dividends on the Series C Preferred Stock and accrued $139,404 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $785,402 as of May 31, 2005.

     Warrants
     --------

     During the three months ended May 31, 2008, warrants to purchase 1,542,765 shares stock at $1.11 were exercised for cash proceeds of $1,712,469.

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

     The activity for the Non-Qualified Stock Options during the three months ended May 31, 2008 is summarized as follows:

                                                          May 31, 2008
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Shares          Price
                                                    ---------         --------
     Beginning of period                            2,962,500         $   1.25
       Vested                                         493,750         $   1.25
       Exercised                                           --         $     --
       Expired                                             --         $     --
                                                    ---------
     End of period                                  3,456,250         $   1.25
                                                    =========

     A summary of the incentive stock option activity during the three months ended May 31, 2008 is summarized in the following table:


                                                          May 31, 2008
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Shares          Price
                                                    ---------         --------
     Beginning of period                              584,333         $   0.89
       Vested                                              --         $     --
       Exercised                                           --         $     --
       Expired                                             --         $     --
                                                    ---------
     End of period                                    584,333         $   0.89
                                                    =========

     The following tables summarize information about fixed-price stock options and warrants during the three months ended May 31, 2008:

                                                          May 31, 2008
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Shares         Price
                                                    -----------       --------
     Beginning of period                             40,100,012       $   1.59
       Granted                                          501,689       $   1.11
       Anti-dilution warrants issued                         --       $     --
       Exercised                                     (1,542,765)      $   1.11
       Expired                                       (3,763,688)      $   1.11
                                                    -----------
     End of period                                   35,295,248       $   1.66
                                                    ===========

     The following table summarizes the options and warrants outstanding and exercisable at May 31, 2008:

                Options and Warrants Outstanding and Exercisable

                                             Weighted
                                             Average
                Range                       Remaining  Weighted
                  of              Number   Contractual Average
               Exercise         of Shares    Life in   Exercise
                Price          Outstanding    Years     Price
            ---------------------------------------------------
            $0.75 to $1.50      27,402,286     1.49    $ 1.42
            $1.51 to $2.75      11,933,545     1.61    $ 2.01
                                ----------
                                39,335,831
                                ==========


     In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of May 31, 2008, no options have been granted under the plan.

6.   RELATED PARTIES

     The Company paid $8,000 during each of the three months ended May 31, 2008 and 2007, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $15,000 for geological consulting during each of the three months ended May 31, 2008 and 2007, respectively.

     SDG paid rent in the amount of $900 during the three months ended March 31, 2007 to Spotswood and accrued management fees, to NRGG, the general partner of SDG, in the amount of $1,770 during the three months ended March 31, 2007, The President of the Company is a manager and owns 50% of the membership interests of NRGG.

7.   BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the three months ended May 31, 2008 and 2007, are presented for the principal business segments as follows:

                                                     Oil & Gas    Gas Gathering   Consolidated
                                                  ---------------------------------------------
     May 31, 2008
       Revenues                                   $    460,778    $     37,069    $    497,847
       Income (loss) before taxes                 $ (1,147,730)   $     (1,551)   $ (1,149,280)
       Total assets                               $ 24,811,548    $  2,444,466    $ 27,256,014
       Property additions                         $    587,057    $         --    $    587,057
       Interest expense                           $    (21,338)   $         --    $    (21,338)
       Debt issuance costs, non-cash              $         --    $         --    $         --
       Depreciation, depletion and amortization   $    232,554    $     32,623    $    265,177

     May 31, 2007
       Revenues                                   $     52,596    $     44,796    $     97,392
       Loss before taxes                          $ (1,741,674)   $      1,529    $ (1,740,145)
       Total assets                               $ 25,162,183    $  2,518,317    $ 27,680,500
       Property additions                         $    104,697    $         --    $    104,697
       Interest expense                           $    (18,306)   $         --    $    (18,306)
       Debt issuance costs, non-cash              $   (228,661)   $         --    $   (228,661)
       Depreciation, depletion and amortization   $     85,350    $     32,623    $    117,973

8.   SUBSEQUENT EVENTS

     In June 2008, the Company issued an aggregate of 1,127,104 shares of common stock pursuant to conversion of 6,800 shares of Series B Preferred Stock and 850 shares of Series C Preferred Stock.


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

     The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 and the following:

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

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 29, 2008, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Overview

     We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. The Company owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 33,303 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,276 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 100% working interest. The Focus Ranch Unit consists of approximately 36,891 gross acres, 30,500 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well ("Focus Ranch Unit") and is subject to a farmout agreement. The agreement provides that the Company shall become the operator of and acquire the Farmor's interest in the Focus Ranch Unit. The Farmor will retain a 1% working interest in the Unit and the Company will acquire the balance of Farmor's interest ranging between a 74% and a 99% working interest on a lease by lease basis. As of the date of this Form 10-Q, the Focus Ranch Unit had not been assigned to the Company. The Bureau of Land Management has placed the Focus Ranch Unit in suspense pending the results of the testing of the Federal 12-1 well which is expected to be completed by fall 2008. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit. The Amber Waves prospect located in Denver Julesburg Basin prospect consists of 6,885 net acres of which we own 100%.

     Our plan of operation is to further develop the Slater Dome Field by drilling additional wells in the summer of 2008; such wells are anticipated to be adjacent or near our existing wells in the southeast section of this property. We also plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Unit. We intend to sell a portion of our Amber Waves Prospect located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

     The following discussion and analysis covers the consolidated financial condition of the Company at May 31, 2008, changes in our financial condition since February 29, 2008, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2008 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Results of Operation: Three months ended May 31, 2008 compared to the three months ended May 31, 2007

     For the three months ended May 31, 2008 we reported a net loss attributable to common shareholders of $1,389,615 or $0.13 per share, on revenue of $497,847. This compares to a net loss attributable to common shareholders of $2,096,808, or $0.34 per share, on revenue of $97,392, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells, stabilize production of the coal-bed methane gas.

     Revenues for the three months ended May 31, 2008 were $497,847 compared with $97,392 for the three months ended May 31, 2007, an increase of $400,455 or 411.18%. Oil and gas revenues during the three months ended May 31, 2008 were $460,778 compared with $52,596 during the three months ended May 31, 2007, an increase of $408,182 or 776.07%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 42,584 MCF (69.54%) compared to the same three-month period ending May 31, 2007. The increase in production is principally attributable to increased compression capacity, and the addition of four additional wells drilled in the summer of 2007. Average gas sales prices increased by $3.94 per MCF or 95% from $4.15 to $8.09 during the three months ended May 31, 2008 as compared to the three months ended May 31, 2007. SDG revenues from the gathering pipeline were $37,069 for the three months ended March 31, 2008 compared with $44,796 for the quarter ended March 31, 2007, a decrease of $7,727 or 17.25%. The decrease relates principally to the fact that the Company increased its ownership in SDG which owns the gas gathering pipeline and accordingly, gathering fees received from third parties decreased.

     Exploration costs for the three months ended May 31, 2008 were $49,811 compared with $67,288 in the three months ended May 31, 2007, a decrease of $17,477 or 25.97%. The reason for the decrease is the result of decreases in seismic consulting, seismic lines, miscellaneous costs and delay rentals offset by an increase in geological consulting.

                                                                       Increase
                                          2008           2007         (Decrease)
                                        --------       --------        --------
Geologic consulting                     $ 15,000       $ 15,000        $     --
Seismic consulting                        29,739         15,571        $ 14,168
Seismic lines                                 --         27,326        $(27,326)
Misc other costs                           3,483            919        $  2,564
Delay rentals                              1,589          8,472        $ (6,883)
                                        --------       --------        --------
                                        $ 49,811       $ 67,288        $(17,477)
                                        ========       ========        ========

The increase in seismic consulting is a result of exploration activity and reprocessing seismic lines at the Slater Dome Field and the Focus Ranch Unit. The decrease in seismic lines is directly related to the culmination of our analysis of potential prospects in the Denver Julesburg Basin in prior periods. Decreases in miscellaneous other costs and delay rentals are considered normal in the ordinary course of business.

     Lease operating expenses for the three months ended May 31, 2008 were $291,184 compared with $385,316 in the three months ended May 31, 2007, a decrease of $94,132 or 24.43%. The changes are summarized as follows:


                                                                       Increase
                                          2008           2007         (Decrease)
                                        --------       --------        --------
Lease operating expenses               $ 256,142      $ 382,206       $(126,064)
Gas sales costs                            6,000             --           6,000
Production taxes                          29,042          3,110          25,932
                                       ---------      ---------       ---------
                                       $ 291,184      $ 385,316       $ (94,132)
                                       =========      =========       =========


Lease operating expenses decreased $126,064 when compared with the previous period ending in 2007 because expenditures required in 2007 associated with rehabilitation of the property after taking over operations in the winter of 2007 were not present. Gas sales costs increased because we contracted with an entity to market our gas in July 2007 and such costs were not present in the quarter ended May 31, 2007. The production tax fluctuation is considered normal in the ordinary course of business and directly relate to the increase in production.

     The costs of gas gathering decreased by $185 from $833 to $648 or 22.19% during the three months ended March 31, 2008 as compared to the same quarter in 2007. The increase is considered normal in the ordinary course of business.

     General and administrative expenses for the three months ended May 31, 2008 were $524,966 compared with $637,084 in the three months ended May 31, 2007, a decrease of $112,118 or 17.6%. The following table summarizes the major components of the fluctuations:

                                                                  Increase
                                           2008        2007      (Decrease)
                                        ---------   ---------    ---------
     Employee compensation              $ 141,503   $ 292,724    $(151,221)
     Financial public relations           141,371     155,287      (13,916)
     Professional fees                     78,275      56,137       22,138
     Insurance                             34,611      37,461       (2,850)
     Reserve engineering costs             28,754      25,783        2,971
     Payroll and other taxes               11,964      20,945       (8,981)
     Travel                                 5,782      13,104       (7,322)
     Rent                                  11,300       8,900        2,400
     Office                                38,186       2,499       35,687
     Miscellaneous other                   14,624      11,137        3,487
     Repairs and maintenance                2,911       6,240       (3,329)
     Landman fees and expenses             13,461       5,097        8,364
     Management fees SDG                    2,224       1,770          454
                                        ---------   ---------    ---------
                                        $ 524,966   $ 637,084    $(112,118)
                                        =========   =========    =========

     Employee compensation decreased $151,221 in the quarter ended May 31, 2008 compared with the quarter ended May 31, 2007 because 2007 bonuses in the amount of $160,000 were not present in 2008 offset by additional field and office employees compensation in the amount of $8,779 in 2008. The decrease in financial public relations in the amount of $13,916 was principally the result of decrease fees paid to consultants for financial public relations and shareholder relations in the amount of $39,256 which was offset by increases in travel, advertising and presentation fees in the amount of $25,340. Professional fees increased by $22,138 in the three months ended May 31, 2008, compared to the quarter ending in 2007 and was as a result of increased legal and accounting which is considered normal in the ordinary course of business and is a result of increased corporate activity. Insurance decreased by $2,850 in the three months ended May 31, 2008 compared to the quarter ending in 2007 and is principally a function of rate changes and is considered normal in the ordinary course of business. The decrease in payroll taxes and employee benefits in the amount of $8,981 directly relates to the decrease in compensation expenses. Travel expenses decreased by $7,322 because travel has been coordinated with financial public relations. Rent increased by $2,400 because the field office rent increased $3,300 offset by a decrease of $900 in rent paid by SDG. Office increased by $35,687, principally because of additional computer software maintenance fees of $18,148, and office supplies increased $18,418, both of which are considered normal in the ordinary course of business. Miscellaneous other expenses increased $3,487 and such increase is considered normal in the ordinary course of business. Repairs and maintenance decreased $3,329 principally as a result of nonrecurring repairs in 2007 by SDG. Landman fees and expenses increased $8,364 as a result of title work in the Amber Waves Prospect in 2008. Management fees incurred by SDG increased by $454; such increase is considered normal in the ordinary course of business.

     Amortization of the non-qualified common stock options issued in November 2006 was $515,550 for both the three months ended May 31, 2008 and 2007, because the warrants vest quarterly through August 31, 2008.

     Depreciation, depletion and amortization for the three months ended May 31, 2008 was $265,177 compared with $117,973 during the three months ended May 31, 2007, an increase of $147,204 or 124.78%. The components of the increase are summarized in the following table:

                                                                   Increase
                                                2008      2007    (Decrease)
                                             --------   --------   --------
     Producing oil and gas properties        $199,100   $ 72,500   $126,600
     Slater Dome Gathering, LLLP               32,623     32,623         --
     Other depreciable assets                  33,454     12,850     20,604
                                             --------   --------   --------
                                             $265,177   $117,973   $147,204
                                             ========   ========   ========

The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field, Other depreciation increased $20,604 for the three months ended May 31, 2008 as compared with the three months ended May 31, 2007 because of depreciation associated with additional non oil and gas property and equipment the Company placed into service.

     Interest income for the three months ended May 31, 2008 was $21,547 compared with $133,474 in the three months ended May 31, 2007, a decrease of $111,927 or 83.86%. Such decrease is a result of smaller interest bearing cash balances held.

     Interest expense for the three months ended May 31, 2008 was $21,338 compared with $18,306 in the three months ended May 31, 2007, an increase of $3,032 or 16.56%. The components of the change are summarized as follows:

                                                                  Increase
                                                 2008      2007  (Decrease)
                                               -------   -------  --------
     Convertible debenture                     $    --   $16,380  $(16,380)
     Convertible debenture, affiliates              --     1,926    (1,926)
     Notes payable, affiliates                   5,039        --     5,039
     Notes payable                              16,299        --    16,299
                                               -------   -------  --------
                                               $21,338   $18,306  $  3,032
                                               =======   =======  ========

The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company paid the remaining balance of the convertible debenture in full in December 2007. Notes payable, affiliates increased $5,309 in the three months ended May 31, 2008 compared with $0 in the quarter ended May 31, 2007 because the note to NRGG was issued in December 2007 and accordingly, not present in the quarter ending in 2007. Notes payable interest increased by $16,299 because an obligation for the field facility was incurred in June 2007 and accordingly, was not present in the quarter ended May 31, 2007.

     Debt issuance costs for the three months ended May 31, 2008 was $0 as compared with $228,661 for the three months ended May 31, 2007, a decrease of $228,661. The change in debt issuance cost arises because the debentures matured on July 23, 2007 and the completion of the amortization period occurred in 2007.

     The minority interest in the income of the consolidated subsidiary for the three months ended May 31, 2008 was $11,018 as compared to $11,517 for the three months ended May 31, 2007 resulting in a decrease of $499 or 4.33%. This fluctuation principally relates to the acquisition of the general partners interest in December 2007.

     During the three months ended May 31, 2008, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $76,088 and $139,404 respectively, together with distributions to the SDG minority interests in the amount of $13,825 to the loss attributable to common shares compared with $345,146 during the three months ended May 31, 2007, a decrease of $115,829 or 33.56%. The changes in the dividends on the Series B and C Preferred Stock arises from changes in computational balances. The decrease in distributions to the SDG minority interests in the amount of $5,075 is because SDG made smaller distribution to minority interest owners during the three months ended March 31, 2008 as compared with the same period in 2007.

                                                                  Increase
                                       2008          2007        (Decrease)
                                    ---------     ---------      ---------
     Dividends Series B             $  76,088     $  86,596      $ (10,508)
     Dividends Series C               139,404       239,650       (100,246)
     Distributions SDG                 13,825        18,900         (5,075)
                                    ---------     ---------      ---------
                                    $ 229,317     $ 345,146      $(115,829)
                                    =========     =========      =========

     As a result of the above, we generated a net loss attributable to common shareholders of $1,389,615 or $0.13 per share during the three months ended May 31, 2008 as compared to a net loss attributable to common shareholders of $2,096,808 or $0.34 per share during the three months ended May 31, 2007.

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $731,418 in operating activities during the three months ended May 31, 2008. The primary sources of capital have been from sales of gas and issuances of equity securities during the three months ended May 31, 2008. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with cash from operations, additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders'.

     Our plan of operations for the next twelve months call for us to participate in the drilling of additional wells at Slater Dome Field, to develop the Flattops Prospect by drilling two wells in the summer/fall of 2009, testing the Niobrara formation at the Focus Ranch Unit and to provide capital for other lease acquisitions. We believe that the plan of operations for the next twelve months will require capital of approximately $10,000,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. Further, the Company could receive proceeds from the exercise of outstanding warrants issued to the holders of the Company's Convertible Debenture and the associated placement agent warrants. The Convertible Debt Warrants are exercisable at a price of $1.33 and the placement agent warrants are exercisable at $1.08. The warrants issued to the holders of the Convertible Debentures and the placement agent warrants expire on July 22, 2008. If all of the warrants issued in connection with the convertible debt were exercised, it would result in proceeds to the Company of $2,789,121. There can be no assurance that any of the warrant holders will exercise these warrants. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months and the Company will be required to obtain additional capital to execute its drilling and development plans.

     As of May 31, 2008, we had a cash balance of $4,252,828. We used $731,418 in cash for operating activities during the three months ended May 31, 2008 as compared to $1,819,693 during the three months ended May 31, 2007.

     The following summarizes the Company's capital resources at May 31, 2008 compared with February 29, 2008:

                                           May 31,     February 29,     Increase    Increase
                                            2008           2008        (Decrease)  (Decrease)
     ----------------------------------------------------------------------------------------
     Cash                              $ 4,252,828    $ 3,602,939     $  649,889          18%
     Current assets                      5,639,720      4,881,911        757,809          16%
     Total Assets                       27,256,014     26,209,623      1,046,391           4%
     Current liabilities                 3,499,754      3,535,934        (36,180)         -1%
     Working capital                     2,139,966      1,345,977        793,989          59%
     Net cash  (used) in operating        (731,418)    (3,048,539)     2,317,121         -76%
     activities
     Net  cash used in investing          (553,757)    (5,653,729)     5,099,972         -90%
     activities
     Net cash  provided by (used in)     1,935,064       (419,027)     2,354,091        -562%
     financing activities

The principal components of the changes in cash are summarized as follows:


     Proceeds from revenues                                     $  497,847
     Proceeds from exercising warrants                           1,712,469
     Proceeds from exercising placement agent warrants             269,747
     Operating costs billed to non-affiliates                     (662,123)
     Purchase of property and equipment                           (587,059)
     Deposits                                                       33,300
     Principal payments on notes payable                            (8,568)
     Preferred stock dividends                                      (1,544)
     Distributions to SDG minority interests                       (13,823)
     Operating expenses and other                                 (590,356)
                                                                ----------
                                                                $  649,889
                                                                ==========

     The principal cause of the changes in current liabilities in the amount of $36,180 was payment of $491,033 for accounts payable offset by $213,948 increase in dividends payable and $243,068 increase on accrued expenses. The Company increased the current portion of the long-term debt by $4,817 as a normal course of the loan amortization. The remaining changes are considered normal in the ordinary course of business.

                                                                      Increase
                                          5/31/2008    2/29/2008     (Decrease)
                                         ----------   ----------    ----------
     Accounts payable                    $  318,274   $  809,397    $ (491,123)
     Convertible debenture, affiliates      806,250      806,250            --
     Dividends payable                    1,737,484    1,523,536       213,948
     Accrued expenses                       551,134      308,066       243,068
     Accounts payable, affiliates            36,430       48,459       (12,029)
     Accrued interest                        11,345        6,206         5,139
     Current portion of long term debt       38,837       34,020         4,817
                                         ----------   ----------    ----------
                                         $3,499,754   $3,535,934    $  (36,180)
                                         ==========   ==========    ==========

     The increase in working capital of $793,989 or 59% is principally due to increased revenues and accounts receivable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

     The Company pays a fixed rate of interest on its outstanding debt and accordingly, there is no interest rate market risk.

Commodity Price Risks

     Our major market risk exposure is in the pricing applicable to our natural gas production. Pricing is primarily driven by the prevailing spot market prices applicable to our U.S. natural gas production. Pricing for natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended May 31, 2008, our income before income taxes would have changed by $30,600 for each $0.50 change per Mcf in natural gas prices. We have not entered into natural gas derivative contracts to manage our exposure to natural gas price volatility.

Item 4.  Controls and Procedures

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 1A. Risk Factors

     There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended February 29, 2008 filed with the Securities and Exchange Commission on June 24, 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company's securities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

     None

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

                                New Frontier Energy, Inc.


Date: July 11, 2008             By:  /s/ Paul G. Laird
                                     ----------------------------------
                                     Paul G. Laird, President and Chief
                                     Executive Officer


                                By:  /s/ Les Bates
                                     ----------------------------------
                                     Les Bates, Chief Financial Officer