Form 10-Q
period 2008-08-31
NEW FRONTIER ENERGY INC
filed 2008-10-14
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2008

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    --------------

                         Commission file number: 0-50472

                            NEW FRONTIER ENERGY, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                     84-1530098
-------------------------------             -----------------------------------
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

As of October 13, 2008, 13,202,380 shares of common stock were outstanding.

                            NEW FRONTIER ENERGY, INC.

                                      Index

Part I - FINANCIAL INFORMATION


Item 1    Financial Statements

          Consolidated Balance Sheets at August 31, 2008 (unaudited) and
          February 29, 2008                                                    1

          Consolidated Statements of Operations (unaudited) for the
          three months ended August 31, 2008 and 2007                          2

          Consolidated Statements of Operations (unaudited) for the
          six months ended August 31, 2008 and 2007                            3

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended August 31, 2008 and 2007                            4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2    Management's Discussion and Analysis or Plan of Operations          13

Item 3    Quantitative and Qualitative Disclosures About Market Risk          25

Item 4    Controls and Procedures                                             26

Item 4T   Controls and Procedures                                             26

Part II OTHER INFORMATION

Item 1    Legal Proceedings                                                   26

Item 1A   Risk Factors                                                        26

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 3    Defaults Upon Senior Securities                                     27

Item 4    Submission of Matters of a Vote of Security Holders                 27

Item 5    Other Information                                                   27

Item 6    Exhibits                                                            28

SIGNATURES                                                                    29

EXHIBITS                                                                      25


                            NEW FRONTIER ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 August 31,     February 29,
                                                                                   2008            2008
                                                                                (Unaudited)
                                                                                ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                       $  3,320,804    $  3,602,939
     Accounts receivable, trade                                                      524,242         972,292
     Prepaid expenses                                                                303,098         306,680
                                                                                ------------    ------------
         Total current assets                                                      4,148,144       4,881,911
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
       AND DEPLETION OF $1,853,511 and $1,342,731 as of
       August 31, 2008 and February 29, 2008 respectively                         22,198,161      21,134,412
                                                                                ------------    ------------

OTHER ASSETS
     Deposits                                                                        160,000         193,300
                                                                                ------------    ------------

                                                                                $ 26,506,305    $ 26,209,623
                                                                                ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $    450,150    $    809,397
     Notes payable, affiliates                                                       604,688         806,250
     Current portion of long term debt                                                36,417          34,020
     Dividends payable                                                             1,654,638       1,523,536
     Accrued expenses                                                                798,567         308,066
     Accrued interest                                                                  2,753           2,672
     Accrued interest, affiliates                                                      1,601           3,534
     Accounts payable, affiliates                                                     36,430          48,459
                                                                                ------------    ------------
         Total current liabilities                                                 3,585,244       3,535,934
                                                                                ------------    ------------

LONG TERM LIABILITIES

     Long term debt                                                                  806,816         826,151
     Asset retirement obligation                                                     290,000         290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         530,534         393,592

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 25,000,000 shares authorized:
       Series A Convertible, 100,000 shares authorized
       none issued and outstanding                                                        --              --
       Series B Convertible, 36,036 shares authorized
       19,839 and 24,675  issued and outstanding as of August 31, 2008
       and February 29,  2008 respectively                                                20              25
       Series C Convertible, 230,000 shares authorized
       217,650 and 219,500 issued and outstanding as of August 31, 2008
       and February 29, 2008 respectively                                                218             220
     Common stock, $.001 par value, 500,000,000 shares authorized, 13,159,304 and 10,178,078 shares issued and outstanding as of August 31, 2008
        and February 29, 2008 respectively                                            13,159          10,178
     Additional paid in capital                                                   43,229,813      39,710,397
     Accumulated (deficit)                                                       (21,949,499)    (18,556,874)
                                                                                ------------    ------------
                                                                                  21,293,711      21,163,946
                                                                                ------------    ------------

                                                                                $ 26,506,305    $ 26,209,623
                                                                                ============    ============

        See accompanying notes to the consolidated financial statements.
                                        1

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                   August 31,      August 31,
                                                      2008            2007
                                                  ------------    ------------
Operating revenues
       Oil and gas sales                          $    290,034    $    175,859
       Gathering fees                                   40,849          17,133
                                                  ------------    ------------
                                                       330,883         192,992
                                                  ------------    ------------

Operating expenses
       Exploration costs, including dry holes           46,899          49,307
       Lease operating expenses                        305,711         436,299
       General and administrative                      578,026         390,444
       Issuance of common stock warrants               918,250         515,550
       Depreciation, depletion and amortization        245,600         205,465
                                                  ------------    ------------
            Total operating expenses                 2,094,486       1,597,065
                                                  ------------    ------------

(Loss) from operations                              (1,763,603)     (1,404,073)
                                                  ------------    ------------

Other income (expense)
       Interest income                                  28,400         105,514
       Interest expense                                (21,722)        (25,634)
       Debt issuance costs, non-cash                        --        (130,508)
                                                  ------------    ------------
            Other income (expense), net                  6,678         (50,628)
                                                  ------------    ------------

(Loss) before income taxes                          (1,756,925)     (1,454,701)
                                                  ------------    ------------

Income taxes
       Current                                              --              --
       Deferred                                             --              --
                                                  ------------    ------------
                                                            --              --
                                                  ------------    ------------

Minority interest in net (income) of
       consolidated subsidiary                         (13,270)        (13,656)
                                                  ------------    ------------

Net (loss)                                          (1,770,195)     (1,468,357)

Preferred stock dividends and distributions
to minority interests                                 (232,815)       (238,928)
                                                  ------------    ------------

Net (loss) attributable to common shareholders    $ (2,003,010)   $ (1,707,285)
                                                  ============    ============

Net (loss) per common share
       Basic and diluted                          $      (0.16)   $      (0.23)
                                                  ============    ============

Weighted average shares outstanding
       Basic and diluted                            12,814,452       7,426,689
                                                  ============    ============


        See accompanying notes to the consolidated financial statements.
                                        2

                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        Six Months Ended
                                                    August 31       August 31
                                                       2008            2007
                                                  ------------    ------------
Operating revenues
       Oil and gas sales                          $    750,812    $    228,455
       Gathering fees                                   77,918          61,929
                                                  ------------    ------------
                                                       828,730         290,384
                                                  ------------    ------------

Operating expenses
       Exploration costs, including dry holes           96,710         116,595
       Lease operating expenses                        596,895         821,615
       Cost of gas gathering                               648             832
       General and administrative                    1,102,992       1,027,528
       Issuance of common stock warrants             1,433,800       1,031,100
       Depreciation, depletion and amortization        510,777         323,438
                                                  ------------    ------------
            Total operating expenses                 3,741,822       3,321,108
                                                  ------------    ------------

(Loss) from operations                              (2,913,092)     (3,030,724)
                                                  ------------    ------------

Other income (expense)
       Interest income                                  49,947         238,988
       Interest expense                                (43,060)        (43,940)
       Debt issuance costs, non-cash                        --        (359,169)
                                                  ------------    ------------
            Other income (expense), net                  6,887        (164,121)
                                                  ------------    ------------

(Loss) before income taxes                          (2,906,205)     (3,194,845)
                                                  ------------    ------------

Income taxes
       Current                                              --              --
       Deferred                                             --              --
                                                  ------------    ------------
                                                            --              --
                                                  ------------    ------------

Minority interest in net (income) of
       consolidated subsidiary                         (24,288)        (25,173)
                                                  ------------    ------------

Net (loss)                                          (2,930,493)     (3,220,018)
Preferred stock dividends and distributions
       to minority interests                          (462,132)       (484,172)
                                                  ------------    ------------

Net (loss) attributable to common shareholders    $ (3,392,625)   $ (3,704,190)
                                                  ============    ============

Net (loss) per common share
       Basic and diluted                          $      (0.29)   $      (0.55)
                                                  ============    ============

Weighted average shares outstanding
       Basic and diluted                            11,772,901       6,775,190
                                                  ============    ============


        See accompanying notes to the consolidated financial statements.
                                       3


                            NEW FRONTIER ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                                         Six Months Ended
                                                                                    August 31,      August 31,
                                                                                       2008            2007
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                     $ (2,930,493)   $ (3,220,018)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
         Depreciation, depletion and amortization                                       510,777         323,438
         Debt issuance costs, noncash                                                        --         359,169
         Minority interest in net income of consolidated subsidiary                      24,288          25,173
         Interest on convertible debenture                                                   --          15,428
         Issuance of common stock warrants                                            1,433,800       1,031,100
         Issuance of restricted stock awards                                            101,000              --
         (Increase) decrease in assets:
            Accounts receivable, trade                                                  448,050        (495,411)
            Prepaid expenses                                                              3,582        (214,916)
         Increase (decrease) in liabilities:
            Accounts payable                                                           (359,246)        228,007
            Accrued expenses                                                            476,620        (117,482)
                                                                                   ------------    ------------

       Net cash (used in) operating activities                                         (291,622)     (2,065,512)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) decrease in other assets                                                  33,300        (160,000)
    Purchase of property and equipment                                               (1,574,526)     (3,513,477)
                                                                                   ------------    ------------

       Net cash (used in) investing activities                                       (1,541,226)     (3,673,477)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of  convertible debentures affiliate                                             --        (300,000)
    Payment of notes payable                                                            (16,938)        (35,137)
    Payment of notes payable, affiliate                                                (201,562)             --
    Proceeds from notes payable                                                              --         881,250
    Proceeds from common stock warrant conversions                                    1,712,469              --
    Proceeds from exercise of placement agent warrants                                  269,747              --
    Preferred stock dividends paid                                                     (286,172)        (85,038)
    Cost of issuance of equity for cash                                                 (14,200)             --
    Minority interest in subsidiary                                                     132,225          (3,108)
    Distributions to minority interest holders in consolidated subsidiary               (44,856)        (32,600)
                                                                                   ------------    ------------

       Net cash provided by financing activities                                      1,550,713         425,367
                                                                                   ------------    ------------

(DECREASE) IN CASH                                                                     (282,135)     (5,313,622)

BEGINNING BALANCE                                                                     3,602,939      12,724,234
                                                                                   ------------    ------------

ENDING BALANCE                                                                     $  3,320,804    $  7,410,612
                                                                                   ============    ============

Cash paid for income taxes                                                         $         --    $         --
                                                                                   ============    ============
Cash paid for interest                                                             $     44,912    $     27,359
                                                                                   ============    ============

Supplemental schedule of non-cash investing and financing activities:

       Series B  and C preferred stock converted to common stock                   $      1,335    $        488
       Conversion of convertible debentures and accrued interest to common stock   $         --    $  2,706,279
       Issuance of common stock in connection with a cashless exercise             $          3    $         --



        See accompanying notes to the consolidated financial statements.
                                        4

                            NEW FRONTIER ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008

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

     Principles of Consolidation
     ---------------------------

     The August 31, 2008, financial statements include the accounts of the Company and SDG as of and for the three and six months ended June 30, 2008 and 2007. SDG has a fiscal quarter end, June 30, which is consolidated with the Company effective August 31, 2008 and 2007. All significant intercompany accounts and transactions in 2008 and 2007 were eliminated.

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

     Reclassifications
     -----------------

     Certain amounts reported in the Company's financial statements for the three and six months ended August 31, 2007, have been reclassified to conform to the current period presentation.

2.   NOTES PAYABLE, AFFILIATES
     -------------------------

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

     At August 31, 2008 the balance of the note payable is $604,688; $201,563 in principal was paid in August 2008 together with accrued interest in the amount of $12,315. Interest in the amount of $1,601 has been accrued for the period ended August 31, 2008.

3.   NOTES PAYABLE
     -------------

     On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The current portion of the Steamboat Mortgage amounts to $36,417 with the balance of $806,816 being long term. Interest in the amount of $35,441 was paid and $5,516 has been accrued on the Steamboat Mortgage as of August 31, 2008.

4.   STOCKHOLDERS' EQUITY
     --------------------

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

     During the six months ended August 31, 2008, holders of 6,930 shares of Series B Preferred Stock converted the shares into 1,158,904 shares of common stock in accordance with the terms of the Series B Preferred. As of August 31, 2008, there were 19,839 shares of the Series B Preferred issued and outstanding.

     During the six months ended August 31, 2008, the Company paid $279,587 in dividends and accrued $140,237 of dividends on the Series B Preferred Stock. As of August 31, 2008, the Company had accrued dividends on the Series B Preferred Stock of $736,671.

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

     During the six months ended August 31, 2008, there were 1,850 shares of Series C Preferred Stock converted into 176,190 shares of Common Stock. As of August 31, 2008, there were 217,650 shares of the Series C Preferred Stock issued and outstanding.

     The Company paid $6,608 in dividends on the Series C Preferred Stock and accrued $277,036 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $917,967 as of August 31, 2008.

     Warrants
     --------

     During the six months ended August 31, 2008, warrants to purchase 1,542,765 shares stocks at $1.11 were exercised for cash proceeds of $1,712,469.

     During the six months ended August 31, 2008, the Company issued 2,413.125 Series B Convertible Preferred shares receiving gross proceeds in the amount of $269,747 from the exercise of the 18.5625 placement agent warrants, issued in connection with the placement of our Series B Convertible Preferred stock.

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

     On July 23, 2008, the Company the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company's Common Stock, which are exercisable at a price of $1.01 (the "Non-Qualified Stock Options"). The Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. The Company's stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $402,700 is being amortized quarterly as the options vest.

     The activity for the Non-Qualified Stock Options during the six months ended August 31, 2008 is summarized as follows:

                                                         August 31, 2008
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Shares          Price
                                                    ---------         --------
     Beginning of period                            2,962,500         $   1.25
       Vested                                       1,512,500         $   1.17
       Exercised                                           --         $     --
       Expired                                             --         $     --
                                                    ---------
     End of period                                  4,475,000         $   1.20
                                                    =========

     A summary of the incentive stock option activity during the six months ended August 31, 2008 is summarized in the following table:

                                                       August 31, 2008
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
                                                    =========


     The following tables summarize information about fixed-price stock options and warrants during the six months ended August 31, 2008:

                                                       August 31, 2008
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Shares          Price
                                                   ----------         --------
     Beginning of period                           40,100,012         $   1.59
       Vested                                         501,689         $   1.02
       Exercised                                   (1,542,765)        $   1.11
       Expired                                     (5,958,733)        $   1.11
                                                   ----------
     End of period                                 33,100,203         $   1.68
                                                   ==========

     The following table summarizes the options and warrants outstanding and exercisable at August 31, 2008:


                                             Average
                Range                       Remaining
                  of              Number   Contractual
               Exercise         of Shares    Life in
                Price          Outstanding    Years
            ------------------------------------------
            $0.75 to $1.50      26,225,991     1.38
            $1.51 to $2.75      11,933,545     1.36
                                ----------
                                38,159,536
                                ==========


     In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company's $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of August 31, 2008, no options have been granted under the plan.

5.   RELATED PARTIES
     ---------------

     The Company paid $16,000 during each of the six months ended August 31, 2008 and 2007, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, ("Spotswood"), a Colorado limited liability company and an affiliate of the Company's president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

     The Company paid a corporation controlled by one of the directors $31,250 and $30,000 for geological consulting during the six months ended August 31, 2008 and 2007, respectively.

     SDG paid rent in the amount of $1,500 during the six months ended August 31, 2007 to Spotswood and accrued management fees, to NRGG, the then general partner of SDG, in the amount of $3,818 during the six months ended June 30, 2007, The President of the Company is a manager and owns 50% of the membership interests of NRGG.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six months ended August 31, 2008 and 2007 are presented for the principal business segments as follows:


                                                    Oil & Gas      Gas Gathering    Consolidated
                                                  ------------------------------------------------
     August 31, 2008
       Revenues                                   $    750,812     $     77,918    $     828,730
       Income (loss) before taxes                 $ (2,906,907)    $        700    $  (2,906,207)
       Total assets                               $ 24,185,451     $  2,320,854    $  26,506,305
       Property additions                         $  1,574,526     $         --    $   1,574,526
       Interest expense                           $    (43,060)    $         --    $     (43,060)
       Debt issuance costs, non-cash              $         --     $         --    $          --
       Depreciation, depletion and amortization   $    445,531     $     65,246    $     510,777

     August 31, 2007
       Revenues                                   $    228,455     $     61,929    $     290,384
       Loss before taxes                          $ (3,169,843)    $    (25,002)   $  (3,194,845)
       Total assets                               $ 25,262,983     $  2,531,492    $  27,794,475
       Property additions                         $  3,513,477     $         --    $   3,513,477
       Interest expense                           $    (43,940)    $         --    $     (43,940)
       Debt issuance costs, non-cash              $   (359,169)    $         --    $    (359,169)
       Depreciation, depletion and amortization   $    258,192     $     65,246    $     323,438


7.   SUBSEQUENT EVENTS
     -----------------

     In September 2008, the Company issued an aggregate of 43,076 shares of common stock pursuant to conversion of 280 shares of Series B Preferred Stock.


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

Overview

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. The Company owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 35,480 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,276 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 100% working interest. The Focus Ranch Unit consists of approximately 36,891 gross acres, 30,500 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well ("Focus Ranch Unit") and is subject to a farmout agreement. The agreement provides that the Company shall become the operator of and acquire the Farmor's interest in the Focus Ranch Unit. The Farmor will retain a 1% working interest in the Unit and the Company will acquire the balance of Farmor's interest ranging between a 74% and a 99% working interest on a lease by lease basis. As of the date of this Form 10-Q, the Focus Ranch Unit had not been assigned to the Company. The Bureau of Land Management has placed the Focus Ranch Unit in suspense pending the results of the testing of the Federal 12-1 well which is expected to be completed by fall 2008. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit. The Amber Waves prospect located in Denver Julesburg Basin prospect consists of 7,801 net acres of which we own 100%.

Our plan of operation is to further develop the Slater Dome Field by drilling additional up to two wells in the fall of 2008; such wells are anticipated to be adjacent or near our existing wells in the southeast section of this property. We also plan to test the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Unit. We intend to sell a portion of our Amber Waves Prospect located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

The following discussion and analysis covers the consolidated financial condition of the Company at August 31, 2008, changes in our financial condition since February 29, 2008, the end of the previous fiscal year, and a comparison of the results of operation for the three and six months ended August 31, 2008 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Results of Operation: Three months ended August 31, 2008 compared to the three months ended August 31, 2007

     For the three months ended August 31, 2008 we reported a net loss attributable to common shareholders of $2,003,010 or $0.16 per share, on revenue of $330,883. This compares to a net loss attributable to common shareholders of $1,707,285, or $0.23 per share, on revenue of $192,992 for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells, stabilize production of the coal-bed methane gas.

     Revenues for the three months ended August 31, 2008 were $330,883 compared with $192,992 for the three months ended August 31, 2007, an increase of $137,891 or 71.45%. Oil and gas revenues during the three months ended August 31, 2008 were $290,034 compared with $175,859 during the three months ended August 31, 2007, an increase of $114,175 or 64.92%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest increased approximately 30,065 MCF (55.50%) compared to the same three-month period ended August 31, 2007. The increase in production is principally attributable to increased compression capacity, and the addition of four additional wells drilled in the summer of 2007. Average gas sales prices increased by $5.07 per MCF or 169.57% from $2.99 to $8.06 during the three months ended August 31, 2008 as compared to the three months ended August 31, 2007. SDG revenues from the gathering pipeline were $40,849 for the three months ended June 30, 2008 compared with $17,133 for the quarter ended June 30, 2007, an increase of $23,716 or 138.42%. The increase relates principally to the increased gathering fees associated with the increased production.

     Exploration costs for the three months ended August 31, 2008 were $46,899 compared with $49,307 in the three months ended August 31, 2007, a decrease of $2,408 or 4.88%. The reason for the decrease is the result of decreases in seismic consulting, seismic lines, miscellaneous costs and delay rentals offset by an increase in geological consulting.

                                                                  Increase
                                       2008          2007        (Decrease)
                                     --------      --------       --------
     Geologic consulting             $ 16,250      $ 15,000       $  1,250
     Seismic consulting                 5,125        24,038        (18,913)
     Seismic lines                         --         6,911         (6,911)
     Misc other costs                  12,619           946         11,673
     Delay rentals                     12,905         2,412         10,493
                                     --------      --------       --------
                                     $ 46,899      $ 49,307       $ (2,408)
                                     ========      ========       ========

The decrease in seismic consulting is a result of decreased exploration activity and reprocessing seismic lines at the Slater Dome Field and the Focus Ranch Unit compared with the prior period. The decrease in seismic lines is directly related to the culmination of our analysis of potential prospects in the Denver Julesburg Basin in prior periods. Decreases in miscellaneous other costs and the increase in delay rentals is considered normal in the ordinary course of business.

     Lease operating expenses for the three months ended August 31, 2008 were $305,711 compared with $436,299 in the three months ended August 31, 2007, a decrease of $130,588 or 29.93%. The changes are summarized as follows:

                                                                  Increase
                                         2008         2007       (Decrease)
                                       --------    ---------     ----------
     Lease operating expenses         $ 278,947    $ 424,887     $(145,940)
     Gas sales costs                      6,000        2,000         4,000
     Production taxes                    20,764        9,412        11,352
                                      ---------    ---------     ---------
                                      $ 305,711    $ 436,299     $(130,588)
                                      =========    =========     =========


Lease operating expenses decreased $145,940 when compared with the previous period ending in 2007 because expenditures required in 2007 associated with rehabilitation of the property after taking over operations in the winter of 2007 were not present in 2008. Gas sales costs increased because we contracted with an entity to market our gas in July 2007 and accordingly, only one month of costs were present in the quarter ended August 31, 2007. The production tax fluctuation is considered normal in the ordinary course of business and directly relate to the increase in production.

     General and administrative expenses for the three months ended August 31, 2008 were $578,026 compared with $390,444 in the three months ended August 31, 2007, a increase of $187,582 or 48.04%. The following table summarizes the major components of the fluctuations:

                                                                  Increase
                                            2008        2007     (Decrease)
                                         ---------   ---------   ---------
     Employee compensation               $ 233,463   $ 112,525   $ 120,938
     Restricted stock awards               101,000          --     101,000
     Financial public relations             38,709     143,914    (105,205)
     Professional fees                      95,250      55,723      39,527
     Insurance                              37,926      16,375      21,551
     Payroll and other taxes                15,126       5,899       9,227
     Travel                                 10,962       6,588       4,374
     Office                                 12,957       9,711       3,246
     Miscellaneous other                    26,761      27,881      (1,120)
     Repairs and maintenance                 5,873       8,980      (3,107)
     Management fees  SDG                       --       2,848      (2,848)
                                         ---------   ---------   ---------
                                         $ 578,026   $ 390,444   $ 187,582
                                         =========   =========   =========

Employee compensation increased $120,938 in the quarter ended August 31, 2008 compared with the quarter ended August 31, 2007 because 2008 bonuses in the amount of $38,000 were not present in 2007, officer compensation increased $25,166, and additional field and office employees compensation in the amount of $57,772 increased because the Company added additional employees in 2008. The Company awarded 100,000 shares of common stock to certain key employees; the trading value of the common stock on the grant date was $1.01 and there were no awards granted in the quarter ended August 31, 2007. The decrease in financial public relations in the amount of $105,205 was principally the result of decrease fees paid to consultants for financial public relations and shareholder relations in the amount of $109,958 which was offset by increases in advertising and presentation fees in the amount of $4,753. Professional fees increased by $39,527 in the three months ended August 31, 2008, compared with the quarter ended in 2007 and was as a result of increased legal and accounting which is considered normal in the ordinary course of business and is a result of increased corporate activity. Insurance increased by $21,551 in the three months ended August 31, 2008 compared to the quarter ended in 2007 and is principally a function of rate changes and the increase in the number of employees covered under the Company's health insurance plan; such fluctuations are considered normal in the ordinary course of business. The increase in payroll taxes in the amount of $9,227 directly relates to the increase in compensation expenses. Travel expenses increased by $4,374; such fluctuation is considered normal in the ordinary course of business. Office expense increased by $3,246, principally because of additional computer software maintenance fees and office supplies; both of which are considered normal in the ordinary course of business. Miscellaneous other expenses decreased $1,120 and such decrease is considered normal in the ordinary course of business. Repairs and maintenance decreased $3,107 principally as a result of nonrecurring repairs in 2007 by SDG. Management fees incurred by SDG decreased by $2,848 because the Company took over as the general partner on December 31, 2007 and accordingly, the fees are eliminated in the consolidation.

     Amortization of the non-qualified common stock options issued in November 2006 was $515,550 for both the three months ended August 31, 2008 and 2007, because the warrants vest quarterly through August 31, 2008. The increase of $402,700 in the quarter ended August 31, 2008 compared to 2007 is attributable to the quarterly vesting of the options issued July 23, 2008.

     Depreciation, depletion and amortization for the three months ended August 31, 2008 was $245,600 compared with $205,465 during the three months ended August 31, 2007, an increase of $40,135 or 19.53%. The components of the increase are summarized in the following table:

                                                                   Increase
                                               2008       2007    (Decrease)
                                             --------   --------   --------
     Producing oil and gas properties         178,800    144,400     34,400
     Slater Dome Gathering, LLLP               32,623     32,623         --
     Other depreciable assets                  34,177     28,442      5,735
                                             --------   --------   --------
                                              245,600    206,465   $ 40,135
                                             ========   ========   ========

The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field. Other depreciation increased $5,735 for the three months ended August 31, 2008 as compared with the three months ended August 31, 2007 because of depreciation associated with additional non oil and gas property and equipment the Company placed into service.

     Interest income for the three months ended August 31, 2008 was $28,400 compared with $105,514 in the three months ended August 31, 2007, a decrease of $77,114 or 73.08%. The decrease is a result of smaller interest bearing cash balances held in 2008 as compared with 2007.

     Interest expense for the three months ended August 31, 2008 was $21,722 compared with $25,634 in the three months ended August 31, 2007, a decrease of $3,912 or 15.26%. The components of the change are summarized as follows:

                                                                  Increase
                                             2008       2007     (Decrease)
                                           --------   --------    --------
     Notes payable, affiliates             $  5,246   $     --    $  5,246
     Notes payable                           16,476     14,459       2,017
     Convertible debenture, affiliate            --      1,927      (1,927)
     Convertible dentures                        --      9,248      (9,248)
                                           --------   --------    --------
                                           $ 21,722   $ 25,634    $ (3,912)
                                           ========   ========    ========

Notes payable, affiliates increased $5,246 in the three months ended August 31, 2008 compared with $0 in the quarter ended August 31, 2007 because the note to NRGG was issued in December 2007 and accordingly, not present in the quarter ended in 2007. Notes payable interest increased by $2,017 because an obligation for the field facility was incurred in June 2007 and accordingly, two months of interest expense were incurred in the quarter ended August 31, 2007. The convertible debenture to affiliates interest decreased because the Company paid the remaining balance of the convertible debenture in full in December 2007. The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007.

     Debt issuance costs for the three months ended August 31, 2008 was $0 as compared with $130,508 for the three months ended August 31, 2007, a decrease of $130,508. The change in debt issuance cost arises because the debentures matured on July 23, 2007 and the completion of the amortization period occurred in 2007.

     The minority interest in the income of the consolidated subsidiary for the three months ended August 31, 2008 was $13,270 as compared to $13,656 for the three months ended August 31, 2007 resulting in a decrease of $386 or 2.83%. This fluctuation principally relates to the acquisition of the general partner's interest in December 2007.

     During the three months ended August 31, 2008, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $69,233 and $132,549 respectively, together with distributions to the SDG minority interests in the amount of $31,033 to the loss attributable to common shares compared with $238,928 during the three months ended August 31, 2007, a decrease of $6,113 or 2.56%. The changes in the dividends on the Series B and C Preferred Stock arise from changes in computational balances. The increase in distributions to the SDG minority interests in the amount of $31,033 is because SDG made a larger distribution to minority interest owners during the three months ended June 30, 2008 as compared with the same period in 2007.

                                                                  Increase
                                       2008          2007        (Decrease)
                                    ---------     ---------      ---------
     Dividends, Series B            $  69,233     $  85,180      $ (15,947)
     Dividends, Series C              132,549       140,048         (7,499)
     Distributions, SDG                31,033        13,700         17,333
                                    ---------     ---------      ---------
                                    $ 232,815     $ 238,928      $  (6,113)
                                    =========     =========      =========


     As a result of the above, we generated a net loss attributable to common shareholders of $2,003,010 or $0.16 per share during the three months ended August 31, 2008 as compared to a net loss attributable to common shareholders of $1,707,285 or $0.23 per share during the three months ended August 31, 2007.

Results of Operation: six months ended August 31, 2008 compared to the six months ended August 31, 2007.

     For the six months ended August 31, 2008 we reported a net loss attributable to common shareholders of $3,392,625 or $0.29 per share, on revenue of $828,730. This compares to a net loss attributable to common shareholders of $3,704,190, or $0.55 per share, on revenue of $290,384, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coal-bed methane gas from the Slater Dome Field.

     Revenues for the six months ended August 31, 2008 were $828,730 compared with $290,384 for the six months ended August 31, 2007, an increase of $538,346 or 185.39%. Oil and gas revenues were $750,812 this quarter compared with $228,455, an increase of $522,357 or 228.65%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest in the six months ended August 31, 2008 was 115,413 MCF compared to 39,849 in the comparable period in 2007, an increase of 75,563 MCF (65.47%). The second element of the change is price; average gas sales prices increased by $4.51 per MCF or 126.33% from $3.57 to $8.08 in this period as compare to the six months ended August 31, 2007. SDG revenues from the gathering pipeline were $77,918 for the six months ended June 30, 2008 compared with $61,929 for its six months ended June 30, 2007, an increase of $15,989 or 25.82%. The increase relates the increase in gas transported during the six months ended June 30, 2008 as compared with the same period in the six months ended June 30, 2007.

     Exploration costs for the six months ended August 31, 2008 were $96,710 compared with $116,595 in the six months ended August 31, 2007, a decrease of $19,885 or 17.05%. The primary reason for the decrease is decreased seismic and geologic consulting and purchasing seismic lines during the six months ended August 31, 2008 offset by an increase in delay rentals and other costs compared with the same period in 2006 summarized as follows.

                                                                  Increase
                                      2008           2007        (Decrease)
                                    ---------     ---------      ---------
     Geologic consulting            $  31,250     $  30,000      $   1,250
     Seismic consulting                34,863        39,608         (4,745)
     Seismic lines                         --        34,237        (34,237)
     Misc other costs                  16,102         1,865         14,237
     Delay rentals                     14,495        10,885          3,610
                                    ---------     ---------      ---------
                                    $  96,710     $ 116,595      $ (19,885)
                                    =========     =========      =========

     Lease operating expenses for the six months ended August 31, 2008 were $596,895 compared with $821,615 in the six months ended August 31, 2007, a decrease of $224,720 or 27.35%. The principal reason for the decrease is that in the six months ended August 31, 2007 expenditures associated with rehabilitation of the property after taking over operations in the winter of 2007 were not present in 2008. The changes are summarized as follows.

                                                                  Increase
                                         2008         2007       (Decrease)
                                      ---------    ---------     ---------
     Lease Operating Expenses         $ 536,267    $ 807,192     $(270,925)
     Gas sales costs                     12,000        2,000        10,000
     Production taxes                    48,628       12,423        36,205
                                      ---------    ---------     ---------
                                      $ 596,895    $ 821,615     $(224,720)
                                      =========    =========     =========

Gas sales costs increased because there were 6 months of costs in the period ended August 31, 2008 compared with one month in the comparable period in 2007. Production taxes increased as a result of increased revenues.

     The costs of gas gathering amounted to $648 during the six months ended June 30, 2008 as compared to $832 for the six months ended June 30, 2007, a decrease of $184 or 22.12%. The decrease is considered normal in the ordinary course of business.

     General and administrative expenses for the six months ended August 31, 2008 were $1,102,992 compared with $1,027,528 in the six months ended August 31, 2007, an increase of $75,464 or 7.34%. The following table summarizes the major components of the fluctuations.

                                                                 Increase
                                          2008         2007     (Decrease)
                                      ----------   ----------   ----------
     Employee compensation            $  374,965   $  405,249   $  (30,284)
     Restricted stock awards             101,000           --      101,000
     Financial public relations          180,079      299,201     (119,122)
     Professional fees                   215,740      142,739       73,001
     Insurance                            84,990       64,279       20,711
     Payroll and other taxes              29,049       27,169        1,880
     Travel                               16,744       19,792       (3,048)
     Office                               69,341       23,509       45,832
     Rent                                 22,300       20,167        2,133
     Repairs and maintenance               8,784       21,605      (12,821)
     Management fees  SDG                     --        3,818       (3,818)
                                      ----------   ----------   ----------
                                      $1,102,992   $1,027,528   $   75,464
                                      ==========   ==========   ==========

     Employee compensation decreased $30,284 in the six months ended August 31, 2008 compared with the six months ended August 31, 2007 because salaries and bonuses to officers decreased $122,000, offset with increased additional staff compensation in the amount of $91,715 resulting from annual salary increases and additional personnel in the field. Restricted stock awards increased by $101,000 in the six months ended August 31, 2008 because there were no awards in the comparable period in 2007. The decrease in financial public relations in the amount of $119,122 principally as a result of a decrease in financial public relations fees in the amount of $149,215 offset by increases in other related costs of $30,093. Professional fees increased by $73,001 as a result of increased legal, accounting and engineering fees associated with the increasing corporate activity in the amount of $51,886 and increased fees associated with contract land personnel and other professionals in the amount of $21,115. Payroll taxes increased by $1,880 and is directly related to compensation changes. Travel decreased $3,048 in the six months ended August 31, 2008 compared with the same period in 2007 and the fluctuation is considered normal in the ordinary course of business. Office expense increased $45,832 in the six months ended August 31, 2008 compared with the same period in 2007; the increase is primarily due to increased corporate activity. Rent increased $2,133 in the six months ended August 31, 2008 compared with the same period in 2007 and is a result of increased costs associated with the field office. Repairs and maintenance decreased $12,821, $9,806 of which is associated with gathering line maintenance and the balance of $3,015 is related to normal maintenance of office equipment and is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $3,818 because the Company acquired the general partnership interest in December 2007 and accordingly, management fees are eliminated in the six months ended August 31, 2008 consolidated financial statements.

     Issuance of non-qualified common stock option expense was $1,433,800 during the six months ended August 31, 2008, as compared with $1,031,100 during the six months ended August 31, 2007. The non-qualified common stock option expense is the result of the vesting associated with the issuance of 3,950,000 and 4,200,000 non-qualified common stock options to employees and certain employees and agents of the Company. The increase of $402,700 is associated with the options granted in July 2008 vesting August 31, 2008.

     Depreciation, depletion and amortization for the six months ended August 31, 2008 was $510,777 compared with $323,438 during the six months ended August 31, 2007, an increase of $187,399 or 57.92%. The components of the increase are summarized in the following table:

                                                                   Increase
                                               2008       2007    (Decrease)
                                             --------   --------   --------
     Producing oil & gas properties          $377,900   $216,900   $161,000
     Slater Dome Gathering LLLP                65,246     65,246         --
     Other depreciable assets                  67,631     41,292     26,339
                                             --------   --------   --------
                                             $510,777   $323,438   $187,339
                                             ========   ========   ========

     The increase in depletion on producing properties is attributable to the increased production from the Slater Dome Field for the six months ended August 31, 2008 compared with the corresponding quarter in 2007. Other depreciation increased $26,339 for the six months ended August 31, 2008 as compared with the six months ended August 31, 2007 because the Company added additional property and equipment and accordingly, depreciation increased.

     Interest income for the six months ended August 31, 2008 was $49,947 compared with $238,988 in the six months ended August 31, 2007, a decrease of $189,041 or 79.1%. Such decrease is a result of smaller cash balances invested in 2008 compared with 2007.

     Interest expense for the six months ended August 31, 2008 was $43,060 compared with $43,940 in the six months ended August 31, 2007, a decrease of $880 or 2.00%, the components of which are summarized as follows.

                                                                  Increase
                                             2008       2007     (Decrease)
                                           --------   --------    --------
     Notes payable, affiliates             $ 10,361   $     --    $ 10,361
     Notes payable                           32,699     14,460      18,239
     Convertible debenture, affiliate            --      3,852      (3,852)
     Convertible dentures                        --     25,628     (25,628)
                                           --------   --------    --------
                                           $ 43,060   $ 43,940    $   (880)
                                           ========   ========    ========

Notes payable affiliates, increased because the Company acquired the general partners interest in SDG in December 2007. Notes payable interest increased because an obligation for the field facility was incurred in June 2007 and accordingly, only two months of interest was incurred in the six months ended August 31, 2007. The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company paid the convertible debenture in full in December 2007.

     Debt issuance costs for the six months ended August 31, 2008 and 2007 was $0 and $359,169 respectively. The change in debt issuance cost arises because the underlying instruments matured on July 23, 2007 and the amortization period was completed in 2007.

     The minority interest in the income of the subsidiary for the six months ended August 31, 2008 was $24,288 as compared with a $25,173 for the six months ended August 31, 2008 resulting in a net change of $885 or 3.52%. This fluctuation relates to the change in activity in SDG for the respective periods and is considered normal in the ordinary course of business..

     During the six months ended August 31, 2008, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $140,239 and $277,037 respectively, together with distributions to the SDG minority interests in the amount of $44,856 to the loss attributable to common shares compared with Series B dividends of $171,776, Series C dividends of $279,796 together with distributions to the SDG minority interest of $32,600 during the six months ended August 31, 2007, a decrease of $22,040 or 4.55%. The decrease in dividends on the Series B Preferred is because of conversions of outstanding shares of the Series B and C Preferred in the six months ended August 31, 2008 as compared to the six months ended August 31, 2007. The increase in distributions to the SDG minority interests in the amount of $12,256 is because SDG made a smaller distribution to minority interest owners during the six months ended June 30, 2007.

                                                                 Increase
                                       2008          2007       (Decrease)
                                    ---------     ---------      ---------
     Dividends, Series B            $ 140,239     $ 171,776      $ (31,537)
     Dividends, Series C              277,037       279,796         (2,759)
     Distributions, SDG                44,856        32,600         12,256
                                    ---------     ---------      ---------
                                    $ 462,132     $ 484,172      $ (22,040)
                                    =========     =========      =========

     As a result of the above, we generated a net loss attributable to common shareholders of $3,392,625 during the six months ended August 31, 2008 as compared to a net loss of $3,704,190 during the six months ended August 31, 2007.

Liquidity and Capital Resources

     We have not generated positive cash flows from operating activities and used $291,622 in operating activities during the six months ended August 31, 2008. The primary sources of capital have been from sales of gas and issuances of equity securities during the six months ended August 31, 2008. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with cash from operations, additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders.

     Our plan of operations for the next twelve months call for us to participate in the drilling of up to ten additional wells at Slater Dome Field, to develop the Flattops Prospect by drilling two wells in the summer/fall of 2009, testing the Niobrara formation at the Focus Ranch Unit and to provide capital for other lease acquisitions. We believe that the plan of operations for the next twelve months will require capital of approximately $10,000,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months and the Company will be required to obtain additional capital to execute its drilling and development plans.

     As of August 31, 2008, we had a cash balance of $3,320,804. We used $291,622 in cash for operating activities during the six months ended August 31, 2008 as compared to $2,065,512 during the six months ended August 31, 2007.

     The following summarizes the Company's capital resources at August 31, 2008 compared with February 29, 2008:

                                    August 31,    February 29,   Increase    Increase
                                      2008           2008       (Decrease)  (Decrease)
                                   -----------    -----------   ---------   ----------
Cash                                3,320,804      3,602,939     (282,135)      -8%
Current assets                      4,148,144      4,881,911     (733,767)     -15%
Total Assets                       26,506,305     26,209,623      296,682        1%
Current liabilities                 3,585,244      3,535,934       49,310        1%
Working capital                       562,900      1,345,977     (783,077)     -58%
Net cash (used in) operating
 activities                          (291,622)    (3,048,539)   2,756,917       90%
Net cash (used in) investing
 activities                        (1,541,226)    (5,653,729)   4,112,503       73%
Net cash  provided by (used in)
 financing activities               1,550,713       (419,027)   1,969,740      470%


The principal components of the changes in cash are summarized as follows:

     Proceeds from revenues                                    $   828,730
     Proceeds from exercising warrants                           1,712,469
     Proceeds from exercising placement agent warrants             269,747
     Operating costs billed to non-affiliates                     (202,785)
     Purchase of property and equipment                         (1,574,526)
     Deposits                                                       33,300
     Principal payments on notes payable                           (16,938)
     Preferred stock dividends                                    (286,172)
     Distributions to SDG minority interests                       (44,856)
     Operating expenses and other                               (1,001,104)
                                                               -----------
                                                               $  (282,135)
                                                               ===========

     The principal cause of the changes in current liabilities in the amount of $49,310 was payment of $359,247 for accounts payable offset by $131,102 increase in dividends payable and $490,501 increase on accrued expenses. The Company increased the current portion of the long-term debt by $2,397 as a normal course of the loan amortization. The remaining changes are considered normal in the ordinary course of business.

                                                                      Increase
                                            8/31/2008    2/29/2008   (Decrease)
                                           ----------   ----------   ----------
Accounts payable                           $  450,150   $  809,397   $ (359,247)
Convertible debenture, affiliates             604,688      806,250     (201,562)
Dividends payable                           1,654,638    1,523,536      131,102
Accrued expenses                              798,567      308,066      490,501
Accounts payable, affiliates                   36,430       48,459      (12,029)
Accrued interest                                4,354        6,206       (1,852)
Current portion of long term debt              36,417       34,020        2,397
                                           ----------   ----------   ----------
                                           $3,585,244   $3,535,934   $   49,310
                                           ==========   ==========   ==========

The decrease in working capital of $783,077 or 58% is principally due to acquisition of oil and gas leases and well completion activities.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

     The Company pays a fixed rate of interest on its outstanding debt and accordingly, there is no interest rate market risk.

Commodity Price Risks

     Our major market risk exposure is in the pricing applicable to our natural gas production. Pricing is primarily driven by the prevailing spot market prices applicable to our U.S. natural gas production. Pricing for natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended August 31, 2008, our income before income taxes would have changed by $57,700 for each $0.50 change per Mcf in natural gas prices. We have not entered into natural gas derivative contracts to manage our exposure to natural gas price volatility.


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

     None

Item 3.    Defaults Upon Senior Securities.

     Not Applicable.

Item 4.    Submission of Matters of a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

Effective September 1, 2008, the Company and Clayton Williams Energy, Inc. ("Clayton Williams") entered into a new Farmout Agreement for the Focus Ranch Unit (the "New Farmout Agreement." The New Farmout Agreement provides that Clayton Williams shall assign the Company an undivided 99% interest in the underlying leases of the Focus Ranch Unit upon the first to occur of (i) the completion of testing of the Federal 12-1 well pursuant to the Independent Contractor Agreement between the parties, or (ii) 45 days after commencement of testing of the Federal 12-1 well.

Pursuant to the New Farmout Agreement, the Company shall reserve a production payment ("Production Payment") in an amount equal to Two Million Dollars ($2,000,000 U.S.) payable out of 35% of the Net Proceeds (as defined in the New Farmout Agreement) at the wellhead from the sale of oil, gas, and associated hydrocarbons produced from the underlying leases to the extent that such Net Proceeds are attributable to the underlying leases. A copy of the New Farmout Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by this reference.

On July 31, 2008, the Company and Paul G. Laird and Les Bates agreed to cancel their respective employment agreements and enter into new employment agreements (the "New Employment Agreements"), effective July 1, 2008. The Company disclosed the New Employment Agreements under Item 5.02 on Form 8-K filed with the Securities and Exchange Commission on August 5, 2008. However, incorrect copies of the New Employment Agreements were attached to the Form 8-K. The Company has attached the correct New Employment Agreements to this Form 10-Q as Exhibits 10.2 and 10.3 and are incorporated herein by this reference. There are no changes in the base salary or the term of the New Employment Agreements incorrectly filed on the Form 8-K filed with the SEC on August 5, 2008 and the correct copies of the New Employment Agreements attached hereto.

Item 6.  Exhibits

     Exhibits: The following exhibits are filed with this report:

     10.1 Farmout Agreement with Clayton Williams effective September 1, 2008

     10.2 Amended and restated employment agreement with Paul G. Laird effective July 1, 2008

     10.3 Amended and restated employment agreement with Les Bates effective July 1, 2008

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


Date: October 14, 2008             By:  /s/ Paul G. Laird
                                        ----------------------------------
                                        Paul G. Laird, President and Chief
                                        Executive Officer


                                   By:  /s/ Les Bates
                                        ----------------------------------
                                        Les Bates, Chief Financial Officer