Form 10-Q
period 2008-11-30
NEW FRONTIER ENERGY INC
filed 2009-01-14
CIK 1140586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-50472

NEW FRONTIER ENERGY, INC.
(Exact name of registrant as specified in charter)

Colorado	84-1530098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1789 W. Littleton Blvd., Littleton, CO 80120
(Address of principal executive offices)

(303) 730-9994
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.     Yes ☐    No ☒

As of January 7, 2009, 13,311,903 shares of common stock were outstanding.

NEW FRONTIER ENERGY, INC.

Index

Part I — FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets at November 30, 2008 (unaudited) and February 29, 2008	1

Consolidated Statements of Operations (unaudited) for the three months ended November 30, 2008 and 2007	2

Consolidated Statements of Operations (unaudited) for the nine months ended November 30, 2008 and 2007	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended November 30, 2008 and 2007	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis or Plan of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

Item 4T	Controls and Procedures	22

Part II OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters of a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

Signatures	24

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2008 (Unaudited)	February 29, 2008

ASSETS
CURRENT ASSETS
Cash	$1,902,221	$3,602,939
Accounts receivable, trade	656,041	972,292
Prepaid expenses	289,702	306,680

Total current assets	2,847,964	4,881,911

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
AND DEPLETION OF $2,112,598 and $1,342,731 as of
November 30, 2008 and February 29, 2008 respectively	22,555,647	21,134,412

OTHER ASSETS
Deposits	160,000	193,300

	$25,563,611	$26,209,623

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$704,348	$809,397
Notes payable, affiliates	604,688	806,250
Current portion of long term debt	40,079	34,020
Dividends payable	1,838,068	1,523,536
Accrued expenses	438,007	308,066
Accrued interest	2,638	2,672
Accrued interest, affiliates	5,329	3,534
Accounts payable, affiliates	38,239	48,459

Total current liabilities	3,671,396	3,535,934

LONG TERM LIABILITIES

Long term debt	794,621	826,151
Asset retirement obligation	290,000	290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	411,287	393,592

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized
none issued and outstanding	—	—
Series B Convertible, 36,036 shares authorized
19,559.6 and 24,675 issued and outstanding as of
November 30, 2008 and February 29, 2008 respectively	20	25
Series C Convertible, 230,000 shares authorized
217,500 and 219,500 issued and outstanding as of
November 30, 2008 and February 29, 2008 respectively	218	220
Common stock, $.001 par value, 500,000,000 shares authorized,
13,216,665 and 10,178,078 shares issued and outstanding as
of November 30, 2008 and February 29, 2008 respectively	13,216	10,178
Additional paid in capital	43,694,662	39,710,397
Accumulated (deficit)	(23,311,809)	(18,556,874)

	20,396,307	21,163,946

	$25,563,611	$26,209,623

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	November 30, 2008	November 30, 2007

Operating revenues
Oil and gas sales	$306,152	$112,619
Gathering fees	30,150	32,355

	336,302	144,974

Operating expenses
Exploration costs, including dry holes	82,334	25,200
Lease operating expenses	351,320	311,876
Cost of gas gathering	—	3,907
General and administrative	401,481	488,589
Issuance of common stock options and warrants	402,700	659,450
Depreciation, depletion and amortization	226,464	216,938

Total operating expenses	1,464,299	1,705,960

(Loss) from operations	(1,127,997)	(1,560,986)

Other income (expense)
Interest income	12,490	78,548
Interest expense	(19,854)	(18,550)
Debt issuance costs, non-cash	—	(4,748)

Other income (expense), net	(7,364)	55,250

(Loss) before income taxes	(1,135,361)	(1,505,736)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Minority interest in net (income) loss of
consolidated subsidiary	(7,479)	(14,820)

Net (loss)	(1,142,840)	(1,520,556)

Preferred stock dividends and distributions
to minority interests	(218,979)	(247,972)

Net (loss) attributable to common shareholders	$(1,361,819)	$(1,768,528)

Net (loss) per common share
Basic and diluted	$(0.10)	$(0.19)

Weighted average shares outstanding
Basic and diluted	13,204,945	9,548,149

See accompanying notes to the unaudited consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	November 30, 2008	November 30, 2007

Operating revenues
Oil and gas sales	$1,056,964	$341,074
Gathering fees	108,068	94,284

	1,165,032	435,358

Operating expenses
Exploration costs, including dry holes	179,044	141,795
Lease operating expenses	948,215	1,133,491
Cost of gas gathering	1,139	4,739
General and administrative	1,504,473	1,516,117
Issuance of common stock options and warrants	1,836,500	1,690,550
Depreciation, depletion and amortization	737,241	540,376

Total operating expenses	5,206,612	5,027,068

(Loss) from operations	(4,041,580)	(4,591,710)

Other income (expense)
Interest income	62,437	317,537
Interest expense	(62,914)	(62,490)
Debt issuance costs, non-cash	—	(363,917)

Other income (expense), net	(477)	(108,870)

(Loss) before income taxes	(4,042,057)	(4,700,580)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Minority interest in net (income) of
consolidated subsidiary	(31,767)	(39,994)

Net (loss)	(4,073,824)	(4,740,574)

Preferred stock dividends and distributions
to minority interests	(681,111)	(732,144)

Net (loss) attributable to common shareholders	$(4,754,935)	$(5,472,718)

Net (loss) per common share
Basic and diluted	$(0.39)	$(0.71)

Weighted average shares outstanding
Basic and diluted	12,246,778	7,692,787

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 30, 2008	November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,073,824)	$(4,740,574)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation, depletion and amortization	737,241	540,376
Debt issuance costs, noncash	—	363,917
Minority interest in net income (loss) of consolidated subsidiary	31,767	39,994
Interest expense on convertible debenture	—	15,428
Stock option expenses, amortization and grants	1,836,500	1,690,550
Issuance of restricted stock awards	101,000	—
(Increase) decrease in assets:
Accounts receivable, trade	316,251	(921,701)
Prepaid expense	16,978	117,125
Increase (decrease) in liabilities:
Accounts payable	(105,046)	650,129
Accrued expenses	121,482	(95,433)

Net cash (used in) operating activities	(1,017,651)	(2,340,189)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in other assets	33,300	(160,000)
Purchase of property and equipment	(2,158,476)	(4,235,969)

Net cash (used in) investing activities	(2,125,176)	(4,395,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of convertible debentures	—	(30,000)
Payment of convertible debentures affiliate	—	(300,000)
Payment of notes payable	(25,469)	(13,030)
Payment of notes payable, affiliate	(201,562)	—
Proceeds from common stock warrant conversions	1,712,469	702,202
Proceeds from exercise of placement agent warrants	269,747	—
Preferred stock dividends paid	(298,443)	(104,710)
Cost of issuance of equity for cash	(24,450)	(34,708)
Minority interest in subsidiary	77,950	(51,199)
Distributions to minority interest holders in consolidated subsidiary	(68,133)	(65,710)

Net cash provided by financing activities	1,442,109	102,845

(DECREASE) IN CASH	(1,700,718)	(6,633,313)

BEGINNING BALANCE	3,602,939	12,724,234

ENDING BALANCE	$1,902,221	$6,090,921

Cash paid for income taxes	$—	$—

Cash paid for interest	$44,912	$53,878

Supplemental schedule of non-cash investing and
financing activities:

Series B and C preferred stock converted to common stock	$1,348	$584
Conversion of convertible debentures and accrued interest to common stock	$—	$2,706,279
Issuance of common stock in connection with a cashless exercise	$3	$—
Purchase of property and equipment with a note payable	$—	$881,250

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

New Frontier Energy, Inc. (“New Frontier” or the “Company”) was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is a domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves operating primarily in Colorado and Wyoming.

Effective February 6, 2002, Wyoming Oil & Minerals, Inc. (“Wyoming”) completed a share exchange with the Company. Under the terms of the share exchange, the shareholders of the Company surrendered their shares in exchange for shares of Wyoming. The Company’s shareholders became shareholders in Wyoming, and the Company became a wholly owned subsidiary of Wyoming.

On June 30, 2003, Wyoming’s Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier. The dividend was paid in the form of one share of New Frontier common stock (the “Common Stock”) for every four shares of common stock of Wyoming. Shareholders of record of Wyoming as of the close of business on June 30, 2003, the record date, were issued a certificate representing one share of New Frontier for each four shares of Wyoming they held at that date.

The Company owns 82.76% of the limited partnership interests (the “Limited Partnership Interests”) of Slater Dome Gathering, LLLP (“SDG”). SDG owns the 18-mile gas gathering line that transports the Company’s natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming.

On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC (“NRGG”) to acquire NRGG’s general partnership interest (the “General Partnership Interest”) in SDG effective as of January 1, 2008. In connection with the purchase of the General Partnership Interest, the Company was appointed the general partner of SDG. The General Partnership Interest is equal to 25% of the Percentage Interests (as defined in SDG’s Limited Partnership Agreement) in SDG.

Principles of Consolidation

The November 30, 2008, financial statements include the accounts of the Company and SDG as of and for the three and nine months ended September 30, 2008 and 2007. SDG has a fiscal quarter end, September 30, which is consolidated with the Company effective November 30, 2008 and 2007. All significant intercompany accounts and transactions in 2008 and 2007 were eliminated.

Unaudited Statements

The financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2008, included in the Company’s annual report on Form 10-KSB filed with the Commission on May 27, 2008.

Reclassifications

Certain amounts reported in the Company’s financial statements for the three and nine months ended November 30, 2007, have been reclassified to conform to the current period presentation.

2.     NOTES PAYABLE, AFFILIATES

Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest and was due December 31, 2008. At the option of the Company, quarterly payments may be deferred until the maturity date. As a result, the Company owns the 25% general partner’s interest together with 82.76% of the Class A limited partnership interests in SDG. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

The Company’s President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG, the general partner of SDG, through December 31, 2007.

At November 30, 2008 the balance of the note payable is $604,688; $201,563 in principal was paid in August 2008 together with accrued interest in the amount of $12,315. Interest in the amount of $5,329 has been accrued for the period ended November 30, 2008.

On December 24, 2008, the note was extended under the same terms and conditions with a maturity date of December 31, 2009, and in connection with the extension of the maturity date, the Company paid principal in the amount of $201,563 together with accrued interest of $5,881.

3.    NOTES PAYABLE

On June 15, 2007, the Company acquired a facility (the “Steamboat Property”) to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The current portion of the Steamboat Mortgage amounts to $40,079 with the balance of $794,621 being long term. Interest in the amount of $46,167 was paid and $2,638 has been accrued on the Steamboat Mortgage as of November 30, 2008.

4.     STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the “Series B Preferred”). Between December 23, 2004 and February 28, 2005, the Company sold 32,175 shares of Series B Preferred. The issue price of the Series B Preferred Stock is $100 per share. Each share of Series B Preferred is convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

In connection with the offer and sale of Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the “Placement Agent Warrant”). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrant to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The 18.5625 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,697.51 shares of Series B Preferred Stock and received proceeds of $269,751.

During the nine months ended November 30, 2008, holders of 7,528.53 shares of Series B Preferred Stock converted the shares into 1,158,230 shares of common stock in accordance with the terms of the Series B Preferred. As of November 30, 2008, there were 19,559.60 shares of the Series B Preferred issued and outstanding.

During the nine months ended November 30, 2008, the Company paid $291,181 in dividends and accrued $198,242 of dividends on the Series B Preferred Stock. As of November 30, 2008, the Company had accrued dividends on the Series B Preferred Stock of $783,081.

Series C Convertible Preferred Stock

Effective November 22, 2006, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the “Series C Preferred Stock”). Between December 1, 2006 and January 16, 2007 the Company sold 222,250 shares of Series C Preferred Stock.

The stated value and issue price of the Series C Preferred Stock is $100 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly on January 31, April 30, July 31 and October 31, beginning with January 31, 2007. The form of dividend payments may be, at the Company’s option, in cash or shares of the Company’s $0.001 par value common stock (the “Common Stock”), or a combination thereof. The Series C Preferred Stock is convertible into shares of Common Stock at the rate of $1.05 per share.

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

The Company has the right to redeem the Series C Preferred Stock commencing six months from a final closing date in the event the closing bid price of the Company’s Common Stock has closed for 20 consecutive trading days at a price not less than $3.00 (subject to adjustment) by delivering notice to holders of the Series C Preferred Stock. The maximum aggregate number of Series C Preferred Stock which may be redeemed pursuant to any such redemption notice in any given week shall be that number of shares of Series C Preferred Stock for which the underlying Common Stock (together with any accrued dividends payable in Common Stock thereon) are less than or equal to 25% of the average daily trading volume of the Common Stock for the 20 Trading Days preceding each such redemption notice date.

During the nine months ended November 30, 2008, there were 2,000 shares of Series C Preferred Stock converted into 190,475 shares of Common Stock. As of November 30, 2008, there were 217,500 shares of the Series C Preferred Stock issued and outstanding.

The Company paid $7,262 in dividends on the Series C Preferred Stock and accrued $414,736 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $1,054,987 as of November 30, 2008.

Warrants

During the nine months ended November 30, 2008, warrants to purchase 1,542,765 shares stocks at $1.11 were exercised for cash proceeds of $1,712,469.

During the nine months ended November 30, 2008, the Company issued 2,697.51 Series B Convertible Preferred shares receiving gross proceeds in the amount of $269,750 from the exercise of the 18.5625 placement agent warrants, issued in connection with the placement of our Series B Convertible Preferred stock.

Stock Options

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.25 (the “Non-Qualified Stock Options”). The Non-Qualified Stock Options vested at a rate of 12.5% each fiscal quarter ended November 30, February 28, May 31 and August 31 through November 30, 2008 and expire on November 30, 2016. The Company’s stock closed at $1.24 on November 10, 2006. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 67%, risk free interest rate of 5% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.96 per share. The value of the options was recorded at $4,124,400 and $515,550 was amortized quarterly as the options vested. Amortization was completed as of August 31, 2008.

On July 23, 2008, the Company the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). The Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. The Company’s stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $402,700 is being amortized quarterly as the options vest.

The activity for the Non-Qualified Stock Options during the nine months ended November 30, 2008 is summarized as follows:

	November 30, 2008
	Shares	Weighted Average Exercise Price

Beginning of period	2,962,500	$1.25
Vested	2,037,500	$0.87
Exercised	—	$—
Expired	—	$—

End of period	5,000,000	$1.25

A summary of the incentive stock option activity during the nine months ended November 30, 2008 is summarized in the following table:

	November 30, 2008
	Shares	Weighted Average Exercise Price

Beginning of period	584,333	$0.89
Granted	—	$—
Exercised	—	$—
Expired	—	$—

End of period	584,333	$0.89

The following tables summarize information about fixed-price stock options and warrants during the nine months ended November 30, 2008:

	November 30, 2008
	Shares	Weighted Average Exercise Price

Beginning of period	40,100,012	$1.59
Granted	501,689	$1.02
Exercised	(1,542,765)	$1.11
Expired	(5,958,733)	$1.11

End of period	33,100,203	$1.68

The following table summarizes the options and warrants outstanding and exercisable at November 30, 2008:

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years

$0.75 to $1.50	26,750,991	1.42
$1.51 to $2.75	11,933,545	2.01

	38,684,536

In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of November 30, 2008, no options have been granted under the plan.

5.    RELATED PARTIES

The Company paid $24,000 during the nine months ended November 30, 2008 and 2007, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

The Company paid a corporation controlled by one of the directors $50,000 and $45,000 for geological consulting during the nine months ended November 30, 2008 and 2007, respectively.

SDG paid rent in the amount of $2,700 during the nine months ended November 30, 2007 to Spotswood and accrued management fees, to NRGG, the then general partner of SDG, in the amount of $5,759 during the nine months ended September 30, 2007, The President of the Company is a manager and owns 50% of the membership interests of NRGG.

6.     BUSINESS SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine months ended November 30, 2008 and 2007 are presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated

November 30, 2008
Revenues	$1,056,964	$108,068	$1,165,032
Income (loss) before taxes	$(4,030,167)	$(11,890)	$(4,042,057)
Total assets	$23,327,889	$2,235,722	$25,563,611
Property additions	$2,158,476	$—	$2,158,476
Interest expense	$(62,914)	$—	(62,914)
Depreciation, depletion and amortization	$639,372	$97,869	$737,241
November 30, 2007
Revenues	$341,074	$94,284	$435,358
Loss before taxes	$(4,665,164)	$(35,416)	$(4,700,580)
Total assets	$25,541,650	$2,414,179	$27,955,829
Property additions	$5,117,219	$—	$5,117,219
Interest expense	$(62,490)	$—	$(62,490)
Debt issuance costs, non-cash	$(363,917)	$—	$(363,917)
Depreciation, depletion and amortization	$442,5077	$97,869	$540,376

7.    SUBSEQUENT EVENTS

In January 2009, the Company issued an aggregate of 95,238 shares of common stock pursuant to conversion of 1,000 shares of Series C Preferred Stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,”“will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 and the following:

•	The general state of the economy;
•	Our ability to find third parties to implement our plan of operations in drilling additional wells at the Slater Dome Field (as defined below) and prove reserves at the Focus Ranch Unit;
•	Our ability to successfully implement our plan of operations;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended;
•	Our ability to identify, finance and integrate other acquisitions;
•	Volatility of our stock price; and
•	Actions of overseas producers of oil and natural gas over which we have no control.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended February 29, 2008, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Overview

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. The Company owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 35,480 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,276 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consists of 1,600 net acres, of which we own a 100% working interest. The Focus Ranch Unit consists of approximately 36,891 gross acres, 30,500 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well (“Focus Ranch Unit”) and is subject to a farmout agreement. The agreement provides that the Company shall become the operator of and acquire the Farmor’s interest in the Focus Ranch Unit. The Farmor will retain a 1% working interest in the Unit and the Company will acquire the balance of Farmor’s interest ranging between a 74% and a 99% working interest on a lease by lease basis. As of the date of this Form 10-Q, the Company had completed testing the Federal 12-1 well and the Focus Ranch Unit acreage under the farm-out agreement is in the process of being assigned to the Company but has not yet been completed and the Company is uncertain the specific date that it will be assigned to the Company. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit. The Weitzel prospect (formerly called Amber Waves prospect) located in Denver Julesburg Basin prospect consists of 12,400 net acres of which we own 100%.

Subject to our receipt of the requisite financing required, our plan of operation is to build a gathering line to the Focus Ranch Federal 12-1 well in the Unit and re-enter the Federal 3-1 well on the Unit in the summer of 2009. We also plan to further develop the Slater Dome Field by drilling additional wells in the summer of 2009; such wells are anticipated to be adjacent or near our existing wells in the southeast section of this property. We may sell a portion of both the Focus Ranch acreage and the Weitzel Prospect located in Northeast Colorado and if we are successful, will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

The following discussion and analysis covers the consolidated financial condition of the Company at November 30, 2008, changes in our financial condition since February 29, 2008, the end of the previous fiscal year, and a comparison of the results of operation for the three and nine months ended November 30, 2008 to the same period from the previous fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Results of Operation: Three months ended November 30, 2008 compared to the three months ended November 30, 2007

        For the three months ended November 30, 2008 we reported a net loss attributable to common shareholders of $1,361,819 or $0.10 per share, on revenue of $336,302. This compares to a net loss attributable to common shareholders of $1,768,528, or $0.19 per share, on revenue of $144,974 for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coal-bed methane gas.

        Revenues for the three months ended November 30, 2008 were $336,302 compared with $144,974 for the three months ended November 30, 2007, an increase of $191,328 or 131.97%. Oil and gas revenues during the three months ended November 30, 2008 were $306,152 compared with $112,619 during the three months ended November 30, 2007, an increase of $193,533 or 171.85%. The reason for the change is threefold and is a function of production, the sales price of the gas and recording revenues for production held in suspense. Production to our interest decreased approximately 907 MCF (2.230%) compared to the same three-month period ended November 30, 2007. The decrease in production is considered normal in the ordinary course of business. Average gas sales prices increased by $0.10 per MCF or 4.17% from $2.40 to $2.50 during the three months ended November 30, 2008 as compared to the three months ended November 30, 2007. The combination of the price/volume change amounted to an increase in revenue of $2,019. Revenues also increased by $214,135 from production held in suspense and recognized in the three months ended November 30, 2008. SDG revenues from the gathering pipeline were $30,150 for the three months ended September 30, 2008 compared with $32,355 for the three months ended September 30, 2007, a decrease of $2,205 or 6.82%. The decrease relates principally to the decreased gathering fees associated with the decreased production.

        Exploration costs for the three months ended November 30, 2008 were $82,334 compared with $25,200 in the three months ended November 30, 2007, an increase of $57,134 or 226.72%. The principal reason for the increase is the result of increases in geological consulting, seismic consulting, seismic lines, miscellaneous costs and offset by a decrease in delay rentals.

	2008	2007	Increase (Decrease)

Geologic consulting	$18,750	$15,000	$3,750
Seismic consulting	51,218	5,514	45,704
Seismic lines	6,390	1,350	5,040
Misc other costs	4,651	1,484	3,167
Delay rentals	1,325	1,852	(527)

	$82,334	$25,200	$57,134

        The increase in geologic and seismic consulting is a result of increased exploration activity and reprocessing seismic lines at the Slater Dome Field and the Focus Ranch Unit compared with the prior period together with increased consulting activity associated with packaging and presenting the Weitzel prospect for sale. The increase in miscellaneous other costs is for maps and supplies associated with the packaging and sales effort. The decrease in delay rentals is considered normal in the ordinary course of business.

        Lease operating expenses for the three months ended November 30, 2008 were $351,320 compared with $311,876 in the three months ended November 30, 2007, an increase of $39,444 or 12.64%. The changes are summarized as follows:

	2008	2007	Increase (Decrease)

Lease Operating Expenses	$275,422	$227,470	$47,952
Rework expenses	41,763	72,682	(30,919)
Gas sales costs	6,000	6,000	—
Production taxes	28,135	5,724	22,411

	$351,320	$311,876	$39,444

        Lease operating expenses increased $47,952 when compared with the previous period ending in 2007 because the Company was operating 6 additional wells. The production tax fluctuation is considered normal in the ordinary course of business.

        General and administrative expenses for the three months ended November 30, 2008 were $401,481 compared with $488,589 in the three months ended November 30, 2007, a decrease of $87,108 or 17.83%. The following table summarizes the major components of the fluctuations:

	2008	2007	Increase (Decrease)

Employee compensation	$191,600	$136,412	$55,188
Financial public relations	44,560	208,257	(163,697)
Professional fees	59,060	61,095	(2,035)
Insurance	8,654	10,768	(2,114)
Payroll taxes and employee benefits	34,867	28,313	6,554
Travel	9,608	8,183	1,425
Office, utilities, etc.	11,839	17,473	(5,634)
Rent	11,000	5,333	5,667
Repairs and maintenance	14,010	3,517	10,493
Miscellaneous other costs	16,283	7,297	8,986
Management fees SDG	—	1,941	(1,941)

	$401,481	$488,589	$(87,108)

Employee compensation increased $55,188 in the quarter ended November 30, 2008 compared with the quarter ended November 30, 2007 because, officer compensation increased $32,249, and field and office employee compensation increased $22,939 because the Company added additional employees in 2008 not present in 2007. The decrease in financial public relations in the amount of $163,697 in the three months ended November 30, 2008 compared with the three months ended November 30, 2007 arises from decreased fees paid to consultants for financial public relations and shareholder relations, advertising and presentation fees. Professional fees decreased by $2,035 in the three months ended November 30, 2008, compared with the three months ended in 2007 and is considered normal in the ordinary course of business. Insurance decreased by $2,114 in the three months ended November 30, 2008 compared to the three months ended in 2007 and is principally a function of rate changes. The increase in payroll taxes and employee benefits in the amount of $6,554 directly relates to the increase in compensation expenses .and the increase in the number of employees covered under the Company’s health insurance plan; such fluctuations are considered normal in the ordinary course of business. Travel expenses increased by $1,425; such fluctuation is considered normal in the ordinary course of business. Office expense decreased by $5,634, and is considered normal in the ordinary course of business. Repairs and maintenance increased $10,493, of which $6,770 was incurred by SDG for summer weed control along the gathering line and the balance of $3,723 was incurred by the Company for normal recurring activities. Miscellaneous other expenses increased $8,986 and such decrease is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $1,941 because the Company took over as the general partner on December 31, 2007 and accordingly, the fees are eliminated in the consolidation.

        Amortization of the non-qualified common stock options issued in July 2008 was $402,700 for the three months ended November 30, 2008. The amortization of the non-qualified stock options in the three months ended November 30, 2007 in the amount of $659,450 consisted of the amortization of common stock options granted in November 2006 was $515,550 together with a charge to earnings in the amount of $143,900 for an option granted in October 2007. The decrease of $256,750 in the quarter ended November 30, 2008 compared to 2007 is attributable the difference between the $515,550 charge where the underlying options fully vested in the period ended August 31, 2008 and the current option vesting of the options issued July 23, 2008 in the amount of $402,700 together with the decrease of $143,900 associated with a fully vested grant in the three months ended November 30, 2007.

        Depreciation, depletion and amortization for the three months ended November 30, 2008 was $226,464 compared with $216,938 during the three months ended November 30, 2007, an increase of $9,526 or 4.39%. The components of the increase are summarized in the following table:

	2008	2007	Increase (Decrease)

Producing oil & gas properties	$159,500	$153,800	$5,700
Slater Dome Gathering LLLP	32,623	32,623	—
Other depreciable assets	34,341	30,515	3,826

	$226,464	$216,938	$9,526

        The increase in depletion on producing properties is attributable to the increased basis in the assets at the Slater Dome Field. Other depreciation increased $3,826 for the three months ended November 30, 2008 as compared with the three months ended November 30, 2007 because of depreciation associated with additional non oil and gas property and equipment the Company placed into service.

        Interest income for the three months ended November 30, 2008 was $12,490 compared with $78,548 in the three months ended November 30, 2007, a decrease of $66,058 or 84.10%. The decrease is a result of smaller interest bearing cash balances held in 2008 and lower interest rates on such balances as compared with 2007.

        Interest expense for the three months ended November 30, 2008 was $19,854 compared with $18,550 in the three months ended November 30, 2007, an increase of $1,304 or 7.03%. The components of the change are summarized as follows:

	2008	2007	Increase (Decrease)

Notes payable, affiliates	$3,728	$—	$3,728
Notes payable	16,126	16,624	(498)
Convertible debenture, affiliate	—	1,926	(1,926)

	$19,854	$18,550	$1,304

        Notes payable, affiliates increased $3,728 in the three months ended November 30, 2008 compared with $0 in the quarter ended November 30, 2007 because the note to NRGG was issued in December 2007 and accordingly, not present in the three months ended November 30, 2007. Notes payable interest decreased by $498 because of reductions in principal. The convertible debenture to affiliates interest decreased because the Company paid the convertible debenture in full in December 2007.

        Debt issuance costs for the three months ended November 30, 2008 was $0 as compared with $4,748 for the three months ended November 30, 2007, a decrease of $4,748. The change in debt issuance cost arises because the debentures matured on July 23, 2007 and the completion of the amortization period occurred in 2007.

        The minority interest in the income of the consolidated subsidiary for the three months ended November 30, 2008 was $7,479 as compared to $14,820 for the three months ended November 30, 2007 resulting in a decrease of $7,341 or 49.53%. This fluctuation principally relates to the acquisition of the general partner’s interest in December 2007 and accordingly, the minority interest decreased.

        During the three months ended November 30, 2008, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $218,979 and $247,972 respectively, together with distributions to the SDG minority interests in the amount of $23,275 to the loss attributable to common shares compared with $247,972 during the three months ended November 30, 2007, a decrease of $28,993 or 11.69%. The changes in the dividends on the Series B and C Preferred Stock arise from changes in computational balances. The decrease in distributions to the SDG minority interests in the amount of $9,835 is because SDG made a smaller distribution to minority interest owners during the three months ended June 30, 2008 as compared with the same period in 2007 and the minority interest decreased.

	2008	2007	Increase (Decrease)

Dividends, Series B	$58,005	$76,609	$(18,604)
Dividends, Series C	137,699	138,253	(554)
Distributions, SDG	23,275	33,110	(9,835)

	$218,979	$247,972	$(28,993)

        As a result of the above, we generated a net loss attributable to common shareholders of $1,361,819 or $0.10 per share during the three months ended November 30, 2008 as compared to a net loss attributable to common shareholders of $1,768,528 or $0.19 per share during the three months ended November 30, 2007.

Results of Operation: nine months ended November 30, 2008 compared to the nine months ended November 30, 2007.

        For the nine months ended November 30, 2008 we reported a net loss attributable to common shareholders of $4,754,935 or $0.39 per share, on revenue of $1,165,032. This compares to a net loss attributable to common shareholders of $5,472,718, or $0.71 per share, on revenue of $435,358, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells and stabilize production of the coal-bed methane gas from the Slater Dome Field.

        Revenues for the nine months ended November 30, 2008 were $1,165,032 compared with $435,358 for the nine months ended November 30, 2007, an increase of $729,674 or 167.60%. Oil and gas revenues were $1,056,964 for the period ended November 30, 2008 compared with $341,074, an increase of $715,890 or 209.89%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest in the nine months ended November 30, 2008 was 150,634 MCF compared to 80,588 in the comparable period in 2007, an increase of 70,073 MCF (86.98%). The second element of the change is price; average gas sales prices increased by $3.04 per MCF or 95.5% from $3.18 to $6.25 in this period as compared to the nine months ended November 30, 2007. SDG revenues from the gathering pipeline were $108,068 for the nine months ended September 30, 2008 compared with $94,284 for its nine months ended September 30, 2007, an increase of $13,784 or 14.62%. The increase relates the increase in gas transported during the nine months ended June 30, 2008 as compared with the same period in the nine months ended June 30, 2007.

        Exploration costs for the nine months ended November 30, 2008 were $179,044 compared with $141,795 in the nine months ended November 30, 2007, an increase of $37,249 or 26.26%. The increase in geologic and seismic consulting is a result of increased exploration activity at the Slater Dome Field and the Focus Ranch Unit compared with the prior period together with increased consulting activity associated with packaging and presenting the Weitzel prospect for sale. The decrease in seismic lines arises because we purchased fewer seismic lines in the nine months ended November 30, 2008. The increase in miscellaneous other costs is for maps and supplies associated with the packaging and sales effort. The increase in delay rentals is considered normal in the ordinary course of business. The following summarizes the components of the fluctuations:

	2008	2007	Increase (Decrease)

Geologic consulting	$50,000	$45,000	$5,000
Seismic consulting	86,081	45,122	40,959
Seismic lines	6,390	35,587	(29,197)
Misc other costs	20,753	3,349	17,404
Delay rentals	15,820	12,737	3,083

	$179,044	$141,795	$37,249

        Lease operating expenses for the nine months ended November 30, 2008 were $948,215 compared with $1,133,491 in the nine months ended November 30, 2007, a decrease of $185,276 or 16.35%. The principal reason for the decrease is that in the nine months ended November 30, 2007 expenditures associated with rehabilitation of the property and reworking the existing wells after taking over operations in the winter of 2007 were not present in 2008. The changes are summarized as follows.

	2008	2007	Increase (Decrease)

Lease Operating Expenses	$796,333	$683,827	$112,506
Rework expenses	55,941	423,416	(367,475)
Gas sales costs	18,000	8,000	10,000
Production taxes	77,942	18,248	59,694

	$948,215	$1,133,491	$(185,276)

        Gas sales costs increased because there were 9 months of costs in the period ended November 30, 2008 compared with 4 months in the comparable period in 2007. Production taxes increased as a result of increased revenues.

        The costs of gas gathering amounted to $1,139 during the nine months ended September 30, 2008 as compared to $4,739 for the nine months ended September 30, 2007, a decrease of $3,600 or 75.96%. The decrease is considered normal in the ordinary course of business.

        General and administrative expenses for the nine months ended November 30, 2008 were $1,504,473 compared with $1,516,117 in the nine months ended November 30, 2007, a decrease of $11,644 or 0.77%. The following table summarizes the major components of the fluctuations.

	2008	2007	Increase (Decrease)

Employee compensation	$566,565	$541,661	$24,904
Restricted stock awards	101,000	—	101,000
Financial public relations	224,768	507,458	(282,690)
Professional fees	264,133	206,074	58,059
Insurance	31,476	32,664	(1,188)
Payroll taxes and employee benefits	114,881	91,077	23,804
Travel	26,352	30,257	(3,905)
Office and utilities	88,227	37,891	50,336
Rent	33,300	24,000	9,300
Repairs and maintenance	16,024	15,315	709
Miscellaneous	37,746	23,961	13,785
Management fees SDG	—	5,759	(5,759)

	$1,504,473	$1,516,117	$(11,644)

        Employee compensation increased $24,904 in the nine months ended November 30, 2008 compared with the nine months ended November 30, 2007 because officer salaries increased by $60,416 offset by decreased bonuses to officers of $122,000, together with increased additional staff compensation in the amount of $86,488 resulting from annual salary increases and additional personnel in the field. Restricted stock awards increased by $101,000 in the nine months ended November 30, 2008 because there were no awards in the comparable period in 2007. The decrease in financial public relations in the amount of $282,690 is principally as a result of a decrease in financial public relations fees in the amount of $260,340 and other related costs of $22,349. Professional fees increased by $58,059 as a result of increased legal, accounting and engineering fees associated with the increasing corporate activity in the amount of $25,555 and increased fees associated with contract land personnel and other professionals in the amount of $32,504. Payroll taxes and employee benefits increased by $23,804 and which is directly related to compensation changes and the addition of additional field employees not present in 2007. Travel decreased $3,905 in the nine months ended November 30, 2008 compared with the same period in 2007 and the fluctuation is considered normal in the ordinary course of business. Office and utilities expense increased $50,336 in the nine months ended November 30, 2008 compared with the same period in 2007; the increase is primarily due to increased corporate activity. Rent increased $9,300 in the nine months ended November 30, 2008 compared with the same period in 2007 and is a result of increased costs associated with the field office. Repairs and maintenance decreased $709 is considered normal in the ordinary course of business. Management fees incurred by SDG decreased by $5,759 because the Company acquired the general partnership interest in December 2007 and accordingly, management fees are eliminated in the nine months ended November 30, 2008 consolidated financial statements.

        Issuance of non-qualified common stock option expense was $1,836,500 during the nine months ended November 30, 2008, as compared with $1,690,550 during the nine months ended November 30, 2007. The non-qualified common stock option expense is the result of the vesting associated with the issuance of 3,950,000 and 4,200,000 non-qualified common stock options to employees and certain employees and agents of the Company. The increase of $145,950 is comprised of $805,400 for the options granted in July 2008 vesting quarterly through May 2010 offset by a decrease of $515,550 from options granted in November 2006 which fully vested in August 2008, together with the decrease of $143,900 associated with a fully vested grant in the nine months ended November 30, 2007.

        Depreciation, depletion and amortization for the nine months ended November 30, 2008 was $737,241 compared with $540,376 during the nine months ended November 30, 2007, an increase of $196,865 or 36.43%. The components of the increase are summarized in the following table:

	2008	2007	Increase (Decrease)

Producing oil & gas properties	$537,400	$370,700	$166,700
Slater Dome Gathering LLLP	97,869	97,869	—
Other depreciable assets	101,972	71,807	30,165

	$737,241	$540,376	$196,865

        The increase in depletion on producing properties in the amount of $166,700 is attributable to the increased production from the Slater Dome Field for the nine months ended November 30, 2008 as compared with the corresponding nine months ended November 30, 2007. Other depreciation increased $30,165 for the nine months ended November 30, 2008 as compared with the nine months ended November 30, 2007 because the Company added additional property and equipment and accordingly, depreciation increased.

        Interest income for the nine months ended November 30, 2008 was $62,437 compared with $317,537 in the nine months ended November 30, 2007, a decrease of $255,100 or 80.34%. Such decrease is a result of smaller cash balances invested in 2008 compared with 2007 together with decreased interest rates.

        Interest expense for the nine months ended November 30, 2008 was $62,914 compared with $62,490 in the nine months ended November 30, 2007, an increase of $424 or 0.68%, the components of which are summarized as follows.

	2008	2007	Increase (Decrease)

Notes payable, affiliates	$14,108	$—	$14,108
Notes payable	48,806	31,082	17,724
Convertible debenture, affiliate	—	3,852	(3,852)
Convertible dentures	—	27,556	(27,556)

	$62,912	$62,490	$424

        Notes payable affiliates, increased because the Company acquired the general partners interest in SDG in December 2007. Notes payable interest increased because an obligation for the field facility was incurred in June 2007 and accordingly, only five months of interest was incurred in the nine months ended November 30, 2007. The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company paid the convertible debenture in full in December 2007.

        Debt issuance costs for the nine months ended November 30, 2008 and 2007 was $0 and $363,917 respectively. The change in debt issuance cost arises because the underlying instruments matured on July 23, 2007 and the amortization period was completed in 2007.

        The minority interest in the income of the subsidiary for the nine months ended November 30, 2008 was $31,767 as compared with a $39,994 for the nine months ended November 30, 2007 resulting in a net change of $8,227 or 20.57%. This fluctuation relates to the change in activity in SDG for the respective periods together with a decrease in the minority interest in 2008 because the Company acquired the general partnership interest in December 2007; such fluctuation is considered normal in the ordinary course of business.

        During the nine months ended November 30, 2008, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $681,111 and $732,144 respectively, together with distributions to the SDG minority interests in the amount of $68,133 to the loss attributable to common shares compared with Series B dividends of $248,385, Series C dividends of $418,049 together with distributions to the SDG minority interest of $65,710 during the nine months ended November 30, 2007, a decrease of $51,033 or 6.97%. The decrease in dividends on the Series B Preferred is because of conversions of outstanding shares of the Series B and C Preferred in the nine months ended November 30, 2008 as compared to the nine months ended November 30, 2007. The increase in distributions to the SDG minority interests in the amount of $2,423 is because SDG made a smaller distribution to minority interest owners during the nine months ended September 30, 2007 and the Company acquired the general partner’s interest in December 2007. The following summarizes the components of the change.

	2008	2007	Increase (Decrease)

Dividends, series B convertible preferred	$198,242	$248,385	$(50,143)
Dividends, series C convertible preferred	414,736	418,049	(3,313)
Distributions, SDG	68,133	65,710	2,423

	$681,111	$732,144	$(51,033)

        As a result of the above, we generated a net loss attributable to common shareholders of $4,754,935 during the nine months ended November 30, 2008 as compared to a net loss attributable to common shareholders of $5,472,715 during the nine months ended November 30, 2007.

Liquidity and Capital Resources

        We have not generated positive cash flows from operating activities and used $1,017,651 in operating activities during the nine months ended November 30, 2008. The primary sources of capital have been from sales of gas and issuances of equity securities during the nine months ended November 30, 2008. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with cash from operations, additional issuance of equity or debt securities as well as traditional bank financing. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders.

         Subject to available capital resources, our plan of operation is to build a gathering line to the Focus Ranch Federal 12-1 well in the Unit and re-enter the Federal 3-1 well on the Focus Ranch Unit in the summer of 2009. We also plan to further develop the Slater Dome Field by drilling additional wells in the summer of 2009; such wells are anticipated to be adjacent or near our existing wells in the southeast section of this property. We may sell a portion of both the Focus Ranch Unit and the Weitzel Prospect located in Northeast Colorado and if we are successful, will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties. We believe that the plan of operations for the next twelve months will require capital of approximately $15,000,000. To the extent that additional opportunities present themselves to the Company, the Company will require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. In the event that existing funds and cash flows from operations are insufficient to meet our cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. There can be no assurance that our existing funds, cash flow from operations or the issuance of equity and debt securities will be sufficient to allow us to continue our current operations and we may be required to modify our operating plans to the extent of available funding, which would harm our ability to conduct our operations. We cannot assure you that any capital will be available to use from financings, or that, if available, any such financing will be on favorable terms. Additional issuances of equity or securities convertible into our common stock will result in dilution to our current common stockholders. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months.

        As of November 30, 2008, we had a cash balance of $1,902,221. We used $1,017,651 in cash for operating activities during the nine months ended November 30, 2008 as compared to $2,340,189 during the nine months ended November 30, 2007.

        The following summarizes the Company’s capital resources at November 30, 2008 compared with February 29, 2008:

	November 30, 2008	February 29, 2008	Increase (Decrease)	Increase (Decrease)

Cash	$1,902,221	$3,602,939	$(1,700,718)	-47%

Current assets	$2,847,964	$4,881,911	$(2,033,947)	-42%

Total Assets	$25,563,611	$26,209,623	$(646,012)	-2%

Current liabilities	$3,671,396	$3,535,934	$135,462	4%

Working capital	$(823,432)	$1,345,977	$(2,169,409)	-161%

Net cash (used) in operating activities	$(1,017,651)	$(3,048,539)	$2,030,888	-67%

Net cash used in investing activities	$(2,125,176)	$(5,653,729)	$3,528,553	-62%

Net cash provided by (used in) financing activities	$1,442,109	$(419,027)	$1,861,136	-444%

The principal components of the changes in cash are summarized as follows:

Proceeds from revenues	$1,165,032
Proceeds from exercising warrants	1,712,469
Proceeds from exercising placement agent warrants	269,747
Operating costs billed to non-affiliates	(398,168)
Purchase of property and equipment	(2,158,476)
Deposits	33,300
Principal payments on notes payable	(25,469)
Preferred stock dividends	(298,443)
Distributions to SDG minority interests	(68,133)
Operating expenses and other	(1,932,575)

$(1,700,718)

        The principal cause of the increase in current liabilities in the amount of $135,462 was payment of $105,049 for accounts payable, payment of note payable principal of $201,562 offset by a $314,532 increase in dividends payable, and $129,941 increase in accrued expenses. The Company increased the current portion of the long-term debt by $6,059 as a normal course of the loan amortization. The remaining changes are considered normal in the ordinary course of business.

	11/30/2008	2/29/2008	Increase (Decrease)

Accounts payable	$742,587	$857,856	$(115,269)
Convertible debenture, affiliates	604,688	806,250	(201,562)
Dividends payable	1,838,068	1,523,536	314,532
Accrued expenses	438,007	308,066	129,941
Accrued interest	7,967	6,206	1,761
Current portion of long term debt	40,079	34,020	6,059

	$3,671,396	$3,535,934	$135,462

        The decrease in working capital of $2,169,409 or 161% is principally due to acquisition of oil and gas leases and well completion activities.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

        The Company pays a fixed rate of interest on its outstanding debt and accordingly, there is no interest rate market risk.

Commodity Price Risks

        Our major market risk exposure is in the pricing applicable to our natural gas production. Pricing is primarily driven by the prevailing spot market prices applicable to our U.S. natural gas production. Pricing for natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. In the nine months ended August 31, 2008, our income before income taxes would have changed by $75,300 for each $0.50 change per Mcf in natural gas prices. We have not entered into natural gas derivative contracts to manage our exposure to natural gas price volatility.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

        Not Applicable.

Item 1A.     Risk Factors

        There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended February 29, 2008 filed with the Securities and Exchange Commission on June 24, 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.     Defaults Upon Senior Securities.

        Not Applicable.

Item 4.      Submission of Matters of a Vote of Security Holders

        Not Applicable.

Item 5.     Other Information

On July 31, 2008, the Company and Paul G. Laird and Les Bates agreed to cancel their respective employment agreements and enter into new employment agreements (the “New Employment Agreements”), effective July 1, 2008. The Company disclosed the New Employment Agreements under Item 5.02 on Form 8-K filed with the Securities and Exchange Commission on August 5, 2008. However, incorrect copies of the New Employment Agreement for Mr. Laird were attached to the Form 10Q filed October 14, 2008. The Company has attached the correct New Employment Agreements to this Form 10-Q as Exhibits 10.1 and are incorporated herein by this reference. There are no changes in the base salary or the term of the New Employment Agreements incorrectly filed on the Form 8-K filed with the SEC on August 5, 2008 and the correct copies of the New Employment Agreement attached hereto.

Item 6.     Exhibits

        Exhibits: The following exhibits are filed with this report:

10.1	Amended and restated employment agreement with Paul G. Laird effective July 1, 2008

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Frontier Energy, Inc.
Date: January 14, 2009	By:	/s/ Paul G. Laird
Paul G. Laird, President and Chief Executive Officer

	By:	/s/ Les Bates
Les Bates, Chief Financial Officer