Form 10-K
period 2009-02-28
NEW FRONTIER ENERGY INC
filed 2009-05-29
CIK 1140586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 0-50472

New Frontier Energy, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1530098
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1789 W. Littleton Blvd., Littleton, Colorado	80120
(Address of principal executive offices)	(Zip Code)

(303) 730-9994
(Registrant's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:     None

Name Of Each Exchange On Which Registered      n/a

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐    No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      Yes ☐    No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐    No ☒

The Company’s revenues for the fiscal year ended February 28, 2009 was $1,355,682.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of August 31, 2008 was approximately $7,549,963 based upon the last reported sale on that date.

The number of the Registrant’s shares of $0.001 par value common stock outstanding as of May 21, 2009 was 13,441,884.

Additional Information

        Descriptions in this Annual Report on Form 10-K are qualified in their entirety by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and New Frontier Energy, Inc. (the “Company”), intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

•	Our business strategy and financial condition;

•	exploration and development drilling prospects, inventories, projects, plans and programs;

•	Oil and natural gas reserves;

•	availability and costs of drilling rigs and field services;

•	The price of oil and gas and the general state of the economy;

•	The willingness and ability of third parties to honor their contractual commitments;

•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

•	Environmental and other regulations, as the same presently exist and may hereafter be amended;

•	Volatility of our stock price; and

•	Plans, objectives, expectations and intentions.

        These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this Annual Report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice, based on changes in such facts or assumptions.

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

[REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

PART I

Item 1. Business and Item 2. Properties

Overview

        New Frontier Energy, Inc. (the “Company” or “we” or “us”) is a domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves in the continental United States. We were originally organized under the laws of the State of Colorado as Storage Finders.com, Inc. on January 7, 2000.

        In February 2002, we were acquired by Wyoming Oil & Minerals, Inc. (“WYOG”). In mid 2003, we determined to become an independent, but publicly traded, entity. Accordingly, WYOG transferred certain oil and gas assets and we assumed certain WYOG liabilities and appointed new management. WYOG declared a dividend payable by distributing 12,775,616 shares of New Frontier Energy, Inc. Common Stock to its shareholders. On March 3, 2004, the Board of Directors authorized a 1 to 4 reverse split of our $0.001 par value common stock (“Common Stock”) to stockholders of record in order to facilitate the marketability and liquidity of the Common Stock based on the current market conditions and other relevant factors. The shares were registered with the Securities and Exchange Commission on Form SB-2 in April 2004, and became quoted on the Over-The- Counter Bulletin Board in May 2004 under the symbol “NFEI.OB.” Effective February 28, 2005, we merged Skyline Resources, Inc. (“Skyline”) our wholly owned subsidiary, into the Company in a tax-free merger.

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

        Prior to December 2006, the Company was non-operating partner with a 30% working interest in the Slater Dome Field. Effective December 14, 2006, the Company purchased Cedar Ridge, LLC’s (“Cedar Ridge”) 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells and 33,949 net acres in the Slater Dome Field located along the eastern edge of the Greater Green River basin in northwest Colorado and south central Wyoming. The properties are entirely within the Company’s existing leasehold at the Slater Dome Field. The Company now owns a 66.66667% working interest (53.33% net revenue interest) in the Slater Dome Field. Pursuant to the Purchase and Sale Agreement for Cedar Ridge’s interests, we were responsible for the obligations attributable to their interests as of November 1, 2006. Following the consummation of these interests, we became the operator of the Slater Dome Field.

Our Business

        We explore for, produce and gather oil and natural gas. During the fiscal year ended February 28, 2009, we had an interest in five principal properties, (i) the Slater Dome Field, located in northwest Colorado and south central Wyoming, (ii) the Flattops Prospect located in southwest Wyoming (the “Flattops Prospect”), (iii) the Gibraltar Peaks Prospect (“Gibraltar Peaks”), (iv) the North Slater Dome Prospect (“North Slater Dome Prospect:”) located in south central Wyoming, and (v) the Weitzel Prospect, formerly known as the Amber Waves Prospect (“Weitzel Prospect”) located in northeast Colorado in the Denver Julesburg Basin. The Flattops, North Slater Dome, Gibralter Peaks, and Weitzel Prospect are, undeveloped, which means they do not currently produce any oil or natural gas. The Company is the operator of the Slater Dome Field, the Weitzel Prospect, the North Slater Dome Prospect and the Flattops Prospect. We also own certain royalty interests in certain wells in the state of Wyoming other than in the Slater Dome Field.

        On July 31, 2007, the Company entered into an amended Farmout Agreement with Clayton Williams Energy, Inc. (“Clayton Williams”), whereby the Company shall become the operator of and acquire substantially all of Clayton William’s interest in the Focus Ranch Unit (the “Focus Ranch Unit”) leaving Clayton Williams with a 1% working interest, The Focus Ranch Unit consists of approximately 38,695 gross acres in Routt County Colorado adjacent to and southeast of the Company’s Slater Dome Field and one gas well, the Focus Ranch Federal 12-1 well.

        On September 1, 2008, the Company further amended the Farmout Agreement (the “Amendment”) with Clayton Williams, whereby the Company would act as an independent contractor to test the Federal 12-1 well. Pursuant to the Amendment, upon the completion of the testing or 45 days after the commencement of testing of the 12-1, Clayton Williams shall assign 99% of its interest in the underlying leases in the Focus Ranch Federal Unit. At the time of the assignment of the Focus Ranch Unit to the Company, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. Further, in the Amendment, the Company agreed to intervening and joining the civil action against Stull Ranches, LLC over an easement through the Federal Focus Ranch Unit. Clayton Williams agreed not to assign the Stull Ranch easement agreement without first having obtained the consent of Stull Ranches, LLC. On May 15, 2009, the Company entered into a settlement agreement with Clayton Williams and Stull Ranches, LLC whereby the Stull Ranch easement agreement will be assigned to the Company. See “Item 3. Legal Proceedings.” The Focus Ranch Unit is in the process of being assigned to the Company, but as of the date of this Annual Report, it had not been assigned to the Company. The Company plans to finish testing the Federal 12-1 well in July or August 2009 and is in the process of taking assignment of the Focus Ranch Unit leases.

        SDG owns the 18-mile gas gathering pipeline (the “Gas Gathering Pipeline”) that transports the Company’s natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. The Flattops Prospect is relatively close to the Gas Gathering Pipeline.

        Our executive offices are located at 1789 W. Littleton Blvd., Littleton, Colorado 80120 and our telephone number is (303) 730-9994.

Operations and Properties

        All of our properties are located in the States of Colorado and Wyoming. At February 28, 2009, we had an interest in 66,357 gross, 44,777 net acres of oil and gas properties not including the Focus Ranch Unit acreage which is in the process of assignment. We had a working interest in 19 gross coal bed methane gas wells and 12.7 net wells as of February 28, 2009.

        The following table summarizes the Company’s interest in oil and gas properties on February 28, 2009:

Proved developed oil and gas acres:	Gross	Net
Wyoming	240	160
Colorado	1,360	907

Total	1,600	1,067

Undeveloped oil and gas acres:	Gross (1)	Net (1)
Wyoming	22,983	18,844
Colorado	39,774	23,866

Total	64,757	43,710

(1)	Does not include the Focus Ranch Unit gross and net acres which are 34,245 gross acres and 31,658 net acres, which have not yet been assigned to the Company.

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

        Slater Dome Field

        The Slater Dome Field is comprised of 41,277 gross acres and 28,177 net acres. We acquired our interest in the Slater Dome Field in 2001, when we acquired Skyline. Skyline in turn, acquired its interest in the Slater Dome Field in November 1998 from Energy Investments, Inc., a privately held, independent third party. Skyline drilled an exploratory well to test for gas in 1998 and participated in drilling six additional wells. During the period from 1998 to 2002, Skyline owned a 33.33% working interest in the Slater Dome Field. In 2002, Skyline acquired an additional 33.33% interest in the property, following which it owned a total of approximately 66.67%. In an effort to diversify its holdings and obtain an operator experienced in coal-bed methane development and production, Skyline sold a 36.67% undivided working interest in the Slater Dome Field to Cedar Ridge. That transaction was completed with an effective date of February 28, 2003.

        Effective November 3, 2006, the Company entered into a Purchase and Sale Agreement (the “Cedar Ridge Agreement”) with Cedar Ridge, whereby the Company acquired Cedar Ridge’s 36.66667% working interest (29.33336% net revenue interest) in eleven gas and 2 water disposal wells together with 33,949 net acres in the Slater Dome Field, which was closed effective December 14, 2006. The purchase price for Cedar Ridge’s interest was $8,000,000. In connection with the purchase of Cedar Ridge’s interest, the Company became the operator of the Slater Dome Field.

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

        The Company has a permanent surface water discharge permit for the Slater Dome Field that allows the Company to discharge water on the surface after it has been purified in compliance with applicable environmental and clean water laws.

        At February 28, 2009, there were no recoverable reserves from the Company’s wells in the Slater Dome Field due to the existing economic and operating, conditions, i.e. prices and costs as of February 28, 2009. The Company did not drill any wells during the fiscal year ended February 28, 2009. At February 29, 2008 our estimated proved reserves in the Slater Dome Field totaled 15,561 MCF of gas to our interest. The Company drilled eight wells in the Slater Dome Field during the fiscal year ended February 28, 2008 with no dry holes. At February 28, 2007, our estimated proved reserves in the Slater Dome Field totaled 12,114 MCF of gas to our interest. The Company did not drill any wells during the fiscal year ended February 28, 2007.

        During the fiscal year ended February 28, 2009, the Slater Dome Field produced 229,629 MCF of gas, of which 38,939 MCF was used in operations and 190,690 MCF was sold.

        We do not intend to drill any additional wells in the Slater Dome Field during the next fiscal year ending February 28, 2010.

        The North Slater Dome Prospect

        In March 2007, we acquired leases for approximately 1,600 acres in the North Slater Dome Prospect in Southwestern Wyoming. We own 100% of the working interest in approximately 1,600 gross acres and net acres and are the operator of this prospect.

        Flattops Prospect

        We acquired fee leases in the Flattops Prospect in fiscal 2006 from approximately 20 mineral interest owners. We own 100% of the working interest in approximately 3,881 gross and 2,411 net acres and are the operator of this prospect.

        The Flattops Prospect is postulated around the Montgomery #1 well in Carbon County, Wyoming. Kirby Petroleum drilled this well in 1967 to test the Mesa Verde sands for oil production. Gas was encountered in the Fort Union, Lance and Almond sections of the Mesa Verde formation. Gas flowed to the surface on a drill stem test in the Almond section of the Mesa Verde formation at a rate of 147 MCF per day. This well was plugged and abandoned for lack of a gas transmission line in the region. We believe that additional gas potential exists in the Mesa Verde coals and sands (6,000'-6,700’), the Lance coals and sands (2,650'-3,550’) and the Fort Union coals (1,825'-1,910’), as well as the Fort Union Sands.

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

        The Weitzel Prospect (formerly called the Amber Waves Prospect)

        Commencing in the fall of 2007 through the fall of 2008 we acquired leases for approximately $577,600 in the Denver Julesberg Basin located in Northeast Colorado from approximately 35 interest owners (the “Weitzel Prospect”). We own 100% of the working interest in approximately 16,560 gross acres and 1,731 net acres and are the operator of the Weitzel Prospect. We are in the process of marketing this prospectus to industry partners and will attempt to obtain a promoted or carried working interest as well as a prospect fee.

        The Gibraltar Peaks Prospect

        Effective July 21, 2006, the Company entered into a Purchase Agreement with Infinity Oil & Gas of Wyoming, Inc. (“Infinity”), whereby the Company acquired a 15% working interest (13.125% net revenue interest) in 15,049 gross acres, 2,257 net acres in Routt County Colorado. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The purchase price for the acreage was $35,967. This prospect is southeast of, and directly adjacent to the Slater Dome Field and is included in the Focus Ranch Unit.

        Focus Ranch Unit

        The Focus Ranch Unit consists of approximately 34,225 gross acres, 31,658 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well (“Focus Ranch Unit”). On June 4, 2007, we entered into an agreement to acquire and take over operations for the Focus Ranch Unit from Clayton Williams Energy, Inc. (“Clayton Williams”). On July 31, 2007, the Company entered into an amended Farmout Agreement with Clayton Williams, whereby the Company shall become the operator of and acquire Clayton William’s interest in the Focus Ranch Unit. Clayton Williams will retain a 1% working interest in the Unit and the Company will acquire the balance of Clayton Williams interest ranging between a 74% and a 99% working interest.

        On September 1, 2008, the Company further amended the Farmout Agreement (the “Amendment”) with Clayton Williams, whereby the Company would act as an independent contractor to test the Federal 12-1 well. Pursuant to the Amendment, upon the completion of the testing or 45 days after the commencement of testing of the 12-1, Clayton Williams shall assign 99% of its interest in the underlying leases in the Focus Ranch Federal Unit. At the time of the assignment of the Focus Ranch Unit to the Company, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. Further, in the Amendment, the Company agreed to intervening and joining the civil action against Stull Ranches, LLC over an easement through the Federal Focus Ranch Unit. Clayton Williams agreed not to assign the Stull Ranch easement agreement without first having obtained the consent of Stull Ranches, LLC. On May 15, 2009, the Company entered into a settlement agreement with Clayton Williams and Stull Ranches, LLC whereby the Stull Ranch easement agreement will be assigned to the Company. See “Item 3. Legal Proceedings.” The Focus Ranch Unit is in the process of being assigned to the Company, but as of the date of this Annual Report, it had not been assigned to the Company. The Company plans to finish testing the Federal 12-1 well in July or August 2009 and is in the process of taking assignment of the Focus Ranch Unit leases.

        Other Properties

        We lease on a month-to-month basis approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The prior lease expired on December 31, 2008. The lease is with Spotswood Properties, LLC, (“Spotswood”) a Colorado limited liability company and an affiliate of Paul G. Laird, President and Chief Executive Officer of the Company. The lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties.

        On June 14, 2007, we purchased a 35.5 acre residential property located at 29300 RCR 14A, Steamboat Springs, Colorado 80487 (the “Steamboat Property”). Included on the Steamboat Property is an approximately 4,100 square foot single family residence. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,255.86. On February 26, 2009, the Steamboat Mortgage was modified to, among other things, accelerate the maturity date until September 1, 2009. The Steamboat Mortgage can be prepaid at any time without penalty. The Company uses the Steamboat Property as a field office and for housing for its employees conducting operations in the Slater Dome Field.

        Natural Gas Gathering Pipeline

        Prior to May 2005, there was no operating gathering pipeline available at the Slater Dome Field to transport our gas. However, SDG, an affiliate of Paul G. Laird, the Company’s President and Chief Executive Officer, completed construction of the 18-mile Gas Gathering Pipeline to the Slater Dome Field in May 2005, and we commenced the sale of natural gas in June 2005. The Gas Gathering Pipeline transports the Company’s natural gas from the Slater Dome Field to a Questar transportation line in Baggs, Wyoming. The Company owns 82.76% of the Limited Partnership Interests of SDG and on December 26, 2007 acquired NRGG’s general partnership interest (the “General Partnership Interest”). In connection with the purchase of the General Partnership Interest, the Company was appointed the general partner of SDG. The General Partnership Interest is equal to 25% of the Percentage Interests (as defined in SDG’s Limited Partnership Agreement) in SDG.

        Gas produced from other owners and operators in the area around the Slater Dome Field may be transported through the Gas Gathering Pipeline for a fee, assuming the wells are connected to the Gas Gathering Pipeline. The Company and the other producer at the Slater Dome Field entered into a ten-year gathering agreement and agreed to pay SDG a fee of $0.50 per MCF, subject to annual escalations for cost recovery of gas transported through the line, until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate their gas to the Gas Gathering Pipeline. The construction costs for the Gas Gathering Pipeline were $2,609,841. The Company and the other producer agreed to guarantee two-thirds of the aggregate construction costs, or $1,739,894 through the producers’ payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the minimum daily quantity (“MDQ”); the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per million British Thermal Units (MMBtu) necessary to make up the monetary equivalent of the annual shortfall. In the event that total gas gathering revenue for the preceding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year’s comparison.

        The following table summarizes the MDQ requirements whereby each producer agrees to deliver a MDQ/MMBtu of gas during the first ten years of operations of the Gas Gathering Pipeline:

Year	Minimum Producers' Aggregate MDQ/MMBtu Quantities
1	1,500
2	2,000
3	4,000
5	5,000
6	6,000
7	7,000
8	8,000
9	9,000
10	10,000

        Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. On December 24, 2008, the Note was modified to extend the maturity date of the Note from December 31, 2008 to December 31, 2009. The Corporation made payments on the Note on August 5, 2008, in the amount of $213,877.14 and on December 24, 2008 in the amount of $207,443.71, including interest in the amount of $12,315 and $5,881, respectively. The Note bears interest at a rate of 2.5% per annum. As of February 28, 2009, the balance due on the note was $403,125. The Corporation may prepay the Note at any time without penalty, and at the option of the Corporation, the quarterly payments may be deferred until the Maturity Date. As a result, the Company owns the 25% general partner’s interest together with 82.76% of the Class A limited partnership interests in SDG.

        The creditors of SDG do not have recourse to the general credit of the Company.

        In connection with the acquisition of SDG’s Limited Partnership Interests, the Company executed SDG’s limited liability limited partnership agreement (the “Partnership Agreement”). The Partnership Agreement provides that distributions will be allocated (i) first, to the General Partner (which General Partnership Interests the Company acquired in December 2007) in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the General Partner for such costs; (ii) second, 90% to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests, as defined in the Partnership Agreement) and 10% to the Company as General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement) of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the Company as General Partner. Distributions shall be distributed at such time or times as the General Partner shall determine in its sole discretion. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

        Drilling Activity

        The results of our coal-bed methane gas drilling activity at the Slater Dome Field in Colorado during the year ended February 28, 2009, February 29, 2008 and February 28, 2007 is below:

	February 28, 2009		February 29, 2008		February 28, 2007
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	0	0	8	5.330	0	0
Dry	0	0	0	0	0	0

Total	0	0	8	5.330	0	0

        All of our drilling activities are conducted on a contract basis with independent drilling contractors.

        We do not intend to drill any additional wells in the Slater Dome Field during the next fiscal year ending February 28, 2010.

        Productive wells

        As of February 28, 2009 and February 29, 2008, we had working interests in 19 wells at the Slater Dome Field. Of the 19 wells, 16 are producing wells (16 gross wells, 10.6 net) and three are non-producing wells (3 gross wells, 2 net). We also have an interest in one water disposal well.

        Gas production volumes and average sales price are as follows:

        The following summarizes the gas production in the Slater Dome Field to the Company’s interest during the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007 to the Company’s interest:

	Fiscal Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Gas production in MCF	229,629	139,974	38,282

Average price per unit:	$5.61	$3.98	$5.11

Average production cost per unit:	$5.22	$10.71	$25.61

        During the fiscal year ended February 28, 2009, the Slater Dome Field produced 229,629 MCF of gas, of which 38,939 MCF was used in operations and 190,690 was sold. During the fiscal year ended February 29, 2008, the Slater Dome Field produced 184,001 MCF of gas, of which 44,027 MCF was used in operations and 139,974 MCF was sold. During the fiscal year ended February 28, 2007, the Slater Dome Field produced 51,903 MCF of gas, of which 13,621 MCF was used in operations and 38,282 MCF was sold.

        Oil and gas reserve information

        At February 28, 2009, the Company prepared its own internal reserve report and in accordance with definition of proved oil and gas reserves as found in Regulation S-X of the Securities Exchange Act of 1934, there were no recoverable reserves from the Company’s wells at the existing economic and operating, conditions, i.e. prices and costs as of February 28, 2009. The estimated oil and gas reserves presented below for the fiscal years ended February 29, 2008 and February 28, 2007 were derived from reports prepared by Norwest Questa Engineering, Corp., an independent petroleum engineering firm. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

        The values shown in the following tables are not intended to represent the current market value of the estimated proved oil and gas reserves owned by the Company. The estimated quantities and estimated net revenues are summarized as follows:

        At February 28, 2009, our estimated proved reserves were 0 MCF. The present value of estimated net revenues before income tax, discounted at 10%, is $0, using a price of $2.86 per MMbtu.

Estimated Net Proved Reserves	February 28, 2009 Net Reserves (MCF)
Proved Developed	0
Proved Undeveloped	0
Total Estimated Net Proved Reserves	0

        At February 29, 2008, our estimated proved reserves totaled 15,561 MCF. The present value of estimated net revenues before income tax, discounted at 10%, is $32,611,000, using a price of $7.30 per MMbtu. The values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by the Company. The estimated quantities and estimated net revenues are summarized as follows:

Estimated Net Proved Reserves	February 28, 2008 Net Reserves (MCF)
Proved Developed	4,026
Proved Undeveloped	11,535
Total Estimated Net Proved Reserves	15,561

        As of February 28, 2007, the estimated quantities of proved developed and proved undeveloped reserves net to our interest (all of which are located within the United States at the Slater Dome Field) were 12,114 MCF of gas. The present value of estimated net revenues before income tax, discounted at 10%, was $14,319,000, using a price of $5.21 per MMbtu. The estimated quantities and estimated net revenues are summarized as follows:

Estimated Net Proved Reserves	February 28, 2007 Net Reserves (MCF)
Proved Developed	2,187
Proved Undeveloped	9,926
Total Estimated Net Proved Reserves	12,114

        The present value of estimated net revenues before income tax, discounted at 10% using prices of $2.86, $7.30 and $5.21 per MMbtu as of February 28, 2009 and February 29, 2008, respectively, is summarized as follows:

	February 28, 2009	February 29, 2008
Future cash inflows	$—	$113,608,380

Deduct:

Future production costs	—	40,881,780

Future development costs	—	13,240,600

Future income taxes	—	17,415,200

	—	71,537,580

Future net cash flows	—	42,070,800

Less 10% discount amount	—	16,405,900

Standardized measure of discounted future net cash
flows relating to proved oil and gas reserves	$—	$25,664,900

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

        The data in the tables above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See “Risk Factors.”

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

        Effective August 1, 2007, we entered into an agreement with an independent third party whereby they would market the gas produced from the Slater Dome Field. During the fiscal year ended February 28, 2009, sales to two unaffiliated customers were $1,219,565 (89.96% of sales and $136,117 (10.04% of sales). During the fiscal year ended February 29, 2008, sales to three unaffiliated customers was $461,700 (61% of sales), $160,742 (21% of sales) and $135,297 (18% of sales). Due to the nature of its product, the Company believes that it is not dependent upon any of these customers.

        Based on the current demand for natural gas and oil, and the availability of other purchasers, we believe that the loss of the major purchaser of our gas would not have a material adverse effect on the Company’s financial condition and results of operations.

        Seasonality

        Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

        Seasonal weather conditions and wildlife restrictions limit our drilling and producing activities and other oil and natural gas operations and our easement to the Focus Ranch Unit. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

        Drilling and Production

        Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which we operate, also regulate one or more of the following:

•	The location of wells;

•	The method of drilling and casing wells;

•	The rates of production or "allowables";

•	The surface use and restoration of properties upon which wells are drilled; and

•	The plugging and abandoning of wells; and notice to surface owners and other third parties.

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

        Natural Gas Sales Transportation

        Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

        FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule-makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC’s current regulatory regime, transmission services must be provided on an open-access, non-discriminatory, basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

        Mineral Act

        The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “non-reciprocal” country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation’s lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

        Environmental Regulation

        Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

        Waste Disposal

        The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent, requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas or geothermal energy constitute “solid wastes,” which are regulated under the less-stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

        CERCLA

        The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course of operations, we may in the future generate wastes that fall within CERCLA’s definition of Hazardous Substances. We may also in the future become an owner of facilities or properties on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

        Clean Water Act

        The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

        We believe that we are in substantial compliance with current applicable environmental laws and regulations.

        As the operator of Slater Dome Field, the North Slater Dome Prospect, the Weitzel Prospect and the Flattops Prospect, the Company is responsible for obtaining all permits and government permission necessary to operate these properties and permits to drill wells. Further, the Company, as the General Partner of SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.

Research and Development Activities

        No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

Employees

        We currently have eight employees, including Paul G. Laird, our President and Chief Executive Officer and Les Bates, our Chief Financial Officer, Principal Accounting and Financial Officer, Secretary and Treasurer. Our executive officers devote such time, as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be excellent.

        From time to time, we use the services of clerical and accounting personnel on a part-time basis and the services of geologists, engineers, landmen and other professionals on a contract basis as may be necessary for our oil and gas operations.

Available Information

        Our Internet website address is www.nfeinc.com. We make available, free of charge, all filings with the SEC and all press releases on this site. Information on our website is not incorporated by reference into this Form 10-K and should not be considered a part of this document.

Item 1A. Risk Factors

        Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. In addition, the “Forward-Looking Statements” located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Risks Related To Our Business

        We have a limited operating history.

        We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. We began producing gas in June 2005. As a result, there is a limited history of production or generating revenue against which to compare our revenues during the year ended February 28, 2009.

        The Slater Dome Field is the primary oil and gas property where most of our capital resources have been employed and we are substantially dependent upon this one property, which causes our risk to be concentrated.

        Our plan of operation includes efforts to further develop the Slater Dome Field. If the development of this property is not successful, we will be forced to seek additional opportunities. Substantially all of our current capital investment has been spent on the development of the Slater Dome Field. If we are unable to further develop the Slater Dome Field, assuming we have sufficient capital resources, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time-consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that we will have sufficient capital to finance the acquisitions. As a result of our dependence on a single property, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells or increased expenses caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the Slater Dome Field. Our substantial dependence on a single property for cash flow increases the risk of our future success.

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

        We will need to raise additional capital to continue operations, and we may not be able to raise capital on terms acceptable to us or at all.

        The continued operation of our business will require an immediate capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. The oil and natural gas industry is capital intensive. We have made and, subject to the receipt of financing, expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our equity securities, debt financing and cash generated by operations. To accomplish our plan of operations, we will be required to seek additional financing. There can be no assurance as to the availability or terms of any additional financing.

        Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves and may result in us having to cease operations.

        The Company’s Independent Auditors have issued a Going Concern opinion for our February 28, 2009 financial statements.

        The independent auditor’s report accompanying the Company’s audited February 28, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The audited February 28, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

        We have not obtained a reserve report of oil and gas reserves for the fiscal year ended February 28, 2009 and no assurance of the accuracy of the estimates of oil and gas reserves for the fiscal years ended February 29, 2008 and February 28, 2007.

        At February 28, 2009, there were no recoverable reserves from the Company’s wells due to the existing economic and operating, conditions, i.e. prices and costs as of February 28, 2009. We obtained a report on the estimated reserves on our leases on the Slater Dome Field during the fiscal years ended February 29, 2008 and February 28, 2007. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows.

        Further, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. Actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	Actual prices we receive for oil and natural gas;

•	The amount and timing of actual production;

•	Supply of, and demand for, oil and natural gas; and

•	Changes in governmental regulations or taxation.

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

        We cannot predict the future price of oil and natural gas and an extended decline in prices could hurt our profitability, financial condition and ability to grow.

        Our revenues, profitability and liquidity, future rate of growth and carrying value of our oil and gas properties are heavily dependent upon prevailing prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices in the Rocky Mountain region of the Unites States, and in particular Colorado, have been more adversely affected by the market volatility than other regions of the country, due to insufficient pipeline capacity and the resulting excess supply. Prices also are affected by actions of federal, state and local agencies, the United States and foreign governments, international cartels, levels of consumer demand, weather conditions, and the price and availability of alternative fuels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations.

Declining economic conditions could negatively impact our business.

        Our operations are affected by local, national and worldwide economic conditions. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

        Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

        Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. If and when we drill additional wells at the Slater Dome Field, the rate of decline of these reserves may increase substantially. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves as well as finding or acquiring additional economically recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs or have the capital resources to pursue such additional reserves.

        Prospects that we acquire may not yield natural gas or oil in commercially viable quantities.

        We describe some of our current prospects and our plans to explore those prospects in this Annual Report. See “Business.” A prospect is a property on which we have identified what we believe, based on available seismic and geological information, to be indications of natural gas or oil. However, the use of seismic data and other technologies will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any well is often uncertain and new wells may not be productive.

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

        During the fiscal year ended February 28, 2009, we incurred impairment of our oil and gas properties in the amount of $7,500,000. Accounting rules require that we review periodically the carrying value of our oil and natural gas properties and the Gas Gathering Pipeline for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, rate of flow of gas through the pipeline, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties or the Gas Gathering Pipeline. A write-down constitutes a non-cash charge to earnings. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the periods taken.

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

        The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and may impose taxes on our drilling activities. Recently, there has been a significant amount of discussion by legislators concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. Any significant increase in taxes on our oil and gas products may have a material adverse effect upon our drilling activities, oil and natural gas prices and our results from operations.

        We are responsible for all permits and government permits necessary for our operations in the fields and prospects in which we are the operator and for the Gas Gathering Pipeline.

        As the operator of Slater Dome Field, the Weitzel Prospect and the Flattops Prospect, we are responsible for obtaining all permits and government permission necessary to operate these properties and to obtain permits for any new wells that are drilled. Further, the Company, as the General Partner of SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline. While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that we will obtain the necessary permits and easements. The failure to do so would have a material adverse effect upon our operations and financial condition.

        Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

        Our operations are affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on our operations. Our success is dependent largely on the prices received for natural gas and oil production. Prices received also affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Further, it could affect the amount of natural gas that is transported through the Gas Gathering Pipeline owned by SDG, in which we own 82.76% of the Limited Partnership Interests and the General Partnership Interest which is equal to 25% of the Percentage Interests (as defined in SDG’s Limited Partnership Agreement). Further, prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices have declined significantly since July 2009.

        Factors that can cause price fluctuations include, but are not limited to:

•	The level of consumer product demand;

•	Weather conditions;

•	Domestic and foreign governmental regulations;

•	The price and availability of alternative fuels;

•	Political conditions in natural gas and oil-producing regions;

•	The domestic and foreign supply of natural gas and oil;

•	The price of foreign imports; and

•	Overall economic conditions.

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

        The oil and gas industry in which we operate involves many operating risks that can cause substantial losses.

        Drilling and production of oil and natural gas involves a variety of operating risks, including but not limited to:

•	Fires;

•	Explosions;

•	Blow-outs and surface cratering;

•	Uncontrollable flows of underground natural gas, oil or formation water;

•	Natural disasters;

•	Pipe and cement failures;

•	Casing collapses;

•	Embedded oilfield drilling and service tools;

•	Abnormal pressure and geological formations;

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures; and

•	discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•	Injury or loss of life;

•	Severe damage to and destruction of property, natural resources or equipment;

•	Pollution and other environmental damage;

•	Clean-up responsibilities;

•	Regulatory investigation and penalties;

•	Suspension of our operations; and

•	Repairs necessary to resume operations.

        Further, the occurrence of any of these events may impact third parties, including our employees or employees of our contractors, and lead to injury or death or property damage. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1 million per incident, $2 million per policy term of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

        Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties.

        Seasonal weather conditions adversely affect our ability to conduct drilling activities.

        Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions and wildlife restrictions on our federal leases and our easement to the Focus Ranch Unit. In the Slater Dome Field, certain drilling and other oil and natural gas activities can only be conducted during limited times of the year, typically during the summer months. This limits our ability to operate in this area and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon the Company and its results of operations.

        There can be no assurance that any of our wells will become profitable.

        Our wells may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the wells or if the price of natural gas remains low. The production of coal bed methane gas requires dewatering for the coal gas to be extracted, which results in water being produced in large volumes, especially in the early stages of production. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane gas in commercial quantities. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The failure of our wells as a result of these or other events that impair the production of gas will have a material adverse effect upon our results of operations.

        Our competitors may have greater resources than we have, and we may not have the resources necessary to successfully compete with them.

        Competition in the oil and gas industry is intense. Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies, which may have a material adverse effect upon the results of operations of the Company.

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

        Mr. Laird and Mr. Bates, the Company’s executive officers, devote such time as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. Generally, Messrs Laird and Bates each dedicate approximately 40 to 50 hours per week for Company business. However, each officer also devotes other time to other business endeavors and has responsibilities to other entities. Because of these relationships, such individuals will be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. As an example of these potential conflicts, our President, Paul G. Laird, is affiliated with a company called NRG. His position as an officer, director and principal shareholder of NRG, and officer and director of the Company creates a potential conflict with regard to his duties to each entity. Each of our officers and directors has agreed that any business opportunity that comes to their attention in the future shall first be presented to the Company. Nonetheless, these relationships present conflicts, which may exist for the foreseeable future.

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

        We have a large number of shares eligible for future sale. Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of May 8, 2009, there were 13,441,884 shares of our Common Stock issued and outstanding, 19,040 shares of our $0.001 par value Series B 12% Cumulative Convertible Preferred Stock (“Series B”) issued and outstanding and 216,000 shares of our 2.5% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) issued and outstanding. If all of the Company’s Series B Preferred Stock, Series C Preferred Stock, warrants and options to acquire shares of our Common Stock we currently have outstanding were converted into shares of Common Stock or were exercised, we would have to issue an additional 67,630,328 shares of our Common Stock for a then total of 81,072,212 shares of our Common Stock issued and outstanding. Further, as of May 8, 2009, our officers and directors own 382,720 shares of our Common Stock, or 2.8% of our currently outstanding shares of Common Stock that may be sold pursuant to Rule 144. Further, the Company may issuance of up to 10,000,000 shares of the Company’s Common Stock under its 2007 Plan Omnibus Long Term Incentive Plan. As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock.

        The trading price of our Common Stock on the Over-The-Counter Bulletin Board has fluctuated, and may continue to fluctuate significantly.

        Since June 4, 2004, our Common Stock has traded as low as $0.15 and as high as $3.25. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. In addition to the volatility associated with Over-The-Counter Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our Common Stock:

•	Changes in the world wide price for oil or natural gas;

•	Disappointing results from our discovery or development efforts;

•	Failure to meet our revenue or profit goals or operating budget;

•	Decline in demand for our Common Stock;

•	Changes in general market conditions;

•	Lack of funding for continued operations;

•	Investor perception of our industry or our prospects; or

•	General economic trends.

        In addition, stock markets have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our Common Stock.

        We will require additional capital in the immediate future, which may result in substantial dilution to your stock holdings.

        The continued operation of our business will require an immediate capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

        Issuances of additional shares of our stock in the future could dilute existing shareholders’ holdings and may adversely affect the market price of our Common Stock. As of May 8, 2009, we have the authority to issue, without stockholder approval, up to 500,000,000, shares of Common Stock (of which, as of May 8, 2009, 13,441,884 shares were outstanding) and 25,000,000 shares of preferred stock (of which, as of May 8, 2009, 19,040 shares of our Series B Preferred Stock and 216,000 shares of our Series C Preferred Stock were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Because our Common Stock is traded on the Over-The-Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. Any such future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. The issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

        Our Common Stock is classified as a “penny stock” under SEC rules which limits the market for our Common Stock.

        Since inception of trading in June 2004, our Common Stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, if the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny-stock transactions because of the extra requirements imposed on those transactions. Application of the penny-stock rules to our Common Stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

        Two of our shareholders that are controlled by the same individual collectively own 13% of our outstanding Common Stock and have beneficial ownership of approximately 18.4% of our Common Stock.

        As of May 8, 2009, the Apollo Trust and Echo’s Voice LLC had beneficial ownership of our common stock of 10.2% and 8.1%, respectively. Helen De Bove, Trustee of the Apollo Trust and manager of Echo’s Voice LLC exercises voting and dispositive power of the securities owned by these entities and has beneficial ownership of approximately 18.4%. The Apollo Trust and Echo’s Voice LLC and Ms. De Bove, if they convert and exercise the securities they own or over which they have voting and dispositive power into shares of our Common Stock, may be able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

        Two of Our Series C Shareholders Will Acquire a Significant Number of Shares of Our Common Stock in the Next Fiscal Year.

        On December 1, 2006 and in a subsequent closing on January 16, 2007, the Company held a closing on the sale of an aggregate of 260 investment units (the “Units”) to Iris Energy Holding Corp. and 100 Units to the Vision Opportunity Master Fund, LP. Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the “Series C Preferred”), convertible into 47,619 shares of the Company’s $0.001 par value common stock (the “Common Stock”) at a price of $1.05 per share (the “Conversion Price”); (ii) a three-year warrant to purchase 47,319 shares of Common Stock at an exercise price of $1.50 per share (the “AC Warrants”); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the “BC Warrants”). The Series C Preferred Stock automatically converts into shares of Common Stock on December 1, 2009, at which time, if not sooner, Iris Energy Holding Corp. and Vision Opportunity Master Fund, LP will acquire a significant number of shares of our common stock (12,380,940) and (4,761,900), respectively, not including the AC and BC warrants that they own and may exercise that may increase their ownership of our Common Stock to 30,796,480 and 11,844,800, respectively and will be in a position to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders and will result in a change of control of the Company.

Item 1B. Unresolved Staff Comments

        The Company has no unresolved comments from the SEC Staff regarding periodic or current reports under the Exchange Act.

Item 3. Legal Proceedings

        Focus Ranch Litigation

        In connection with the amendment to the Farmout Agreement with Clayton Williams, whereby the Company would act as an independent contractor to test the Federal 12-1 well, on or about September, 2008, the Company became a co-plaintiff in a cause of action against a landowner over an easement for access to the Focus Ranch Federal 12-1 well. (Federal District Court of Colorado Civil Case. NO 07CV02393, Clayton Williams Energy, Inc and New Frontier Energy, Inc. v. Stull Ranches, LLC)(the “Focus Ranch Litigation”).

        On May 15, 2009, the Company, Clayton William and Stull Ranches, LLC agreed to settlement the Focus Ranch Litigation. As of the date of this Annual Report, the formal settlement agreement has not been prepared or executed. Pursuant to the anticipated terms of the settlement agreement, among other things, Stull Ranches, LLC agreed to consent to Clayton Williams’ assignment of the easement to the Company; said easement will remain in full force and effect and the Company agreed to pay Stull Ranches, LLC’s attorney fees. The amount of attorneys fees are to be determined by an arbitrator. The Company agreed to limited access along the easement during various big game hunting seasons.

        Aspen Drilling Litigation

        On March 26, 2009, the Company brought an action for breach of contract against Aspen Drilling, LLC, a drilling contractor, to recover an unused drilling deposit (Arapahoe County District Court, 2009CV689, New Frontier Energy, Inc. v. Aspen Drilling, LLC). The Company is seeking to recover the deposit in the amount of $217,200, which is reserved in full at February 28, 2009. As of the date of this Annual report, the outcome of this matter cannot be determined.

Item 4.   Submission of Matters to a Vote of Security Holders

        During the quarter ended February 28, 2009, there were no matters submitted to a vote of security holders.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

        Shares of our Common Stock are traded on the Over-the-Counter Bulletin Board under the symbol “NFEI.OB.”

        The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years on a quarterly basis, as quoted by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2009	$0.57	$0.23
November 30, 2008	$0.95	$0.43
August 31, 2008	$1.28	$0.81
May 31, 2008	$1.38	$1.03
February 29, 2008	$1.22	$1.07
November 30, 2007	$1.29	$1.02
August 31, 2007	$1.38	$1.16
May 31, 2007	$1.40	$1.11

Holders

        On May 21, 2009, the closing price of our Common Stock was $0.30. As of May 8, 2009, we had approximately 1,705 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of May 8, 2009, there are approximately 2,240 beneficial owners of our Common Stock.

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

Securities Authorized For Issuance Under Compensation Plans

        The table set forth below presents the securities authorized for issuance with respect to the 2003 Plan and the 2007 Plan (each as defined below) under which equity securities are authorized for issuance as of February 28, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)

Equity Compensation Plans approved
by security holders	584,333		$0.89	10,000,000

Equity Compensation Plans not
approved by security holders	8,150,000	(1)	$1.13	0

Total	8,734,333		$—	10,000,000

(1)     On November 10, 2006, the Company granted certain officers, directors, employees and agents of the Company an aggregate of 3,950,000 options (of which 3,950,000 have vested) to acquire shares of the Company’s Common Stock which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31 through November 30, 2008 and 2,250,000 expire November 10, 2011 and 1,700,000 expire on November 30, 2016. These options are non-qualified options and were not granted pursuant to any stock option plan. On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). Options representing 1,950,00 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009. For additional details on options granted to the Company’s officers and directors, see “Item 10. Executive Compensation.”

Recent Sales of Unregistered Securities

        The Company has no recent sales of unregistered securities that have not been previously disclosed.

Item 6.   Selected Financial Data

        The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K. The selected financial data as of February 28, 2009, February 29, 2008, and February 28, 2007, and for each of the fiscal years then ended, have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-K. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Fiscal Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Revenue	$1,355,682	$757,739	$361,181
(Loss) from operations	$(12,417,342)	$(6,257,401)	$(3,745,600)
Other income (expense), net	$(15,023)	$(85,970)	$812,162
Net loss attributable to common shareholders	$(13,347,917)	$(7,363,381)	$(5,079,469)
Weighted average shares outstanding	$12,520,548	$8,259,108	$5,526,142

Basic and diluted net loss per share	$(1.07)	$(0.89)	$(0.92)

	As of
	February 28, 2009	February 29, 2008
Working capital	$(2,833,562)	$1,345,977
Current assets	$1,673,526	$4,881,911
Total assets	$16,782,892	$26,209,623
Current liabilities	$4,507,088	$3,535,934
Long-term liabilities	$290,000	$1,116,151
Total liabilities	$4,797,088	$4,652,085
Total Shareholders' equity	$11,569,288	$21,163,946

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

Business Overview

        The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

        The following discussion and analysis covers our plan of operation for the next twelve months. It discusses our financial condition at February 28, 2009, and changes in our financial condition since February 29, 2008, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended February 28, 2009, and February 29, 2008. The following discussion and analysis should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Form 10-K.

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

        We explore for, produce and gather oil and natural gas. During the fiscal year ended February 28, 2009, we had an interest in five principal properties, (i) the Slater Dome Field, located in northwest Colorado and south central Wyoming, (ii) the Flattops Prospect, (iii) the Gibraltar Peaks, (iv) the North Slater Dome Prospect located in south central Wyoming, and (v) the Weitzel Prospect located in northeast Colorado in the Denver Julesburg Basin. The Flattops, North Slater Dome, Gibralter Peaks, and Weitzel Prospect are, undeveloped, which means they do not currently produce any oil or natural gas. The Company is the operator of the Slater Dome Field, the Weitzel Prospect, the North Slater Dome Prospect and the Flattops Prospect.

        At February 28, 2009, there were no recoverable reserves from the Company’s wells due to the existing economic and operating, conditions, i.e. prices and costs as of February 28, 2009. The Company did not drill any wells during the fiscal year ended February 28, 2009. At February 29, 2008 our estimated proved reserves in the Slater Dome Field totaled 15,561MCF of gas to our interest. The Company drilled eight wells in the Slater Dome Field during the fiscal year ended February 28, 2008 with no dry holes. At February 28, 2007, our estimated proved reserves in the Slater Dome Field totaled 12,114 MCF of gas to our interest. The Company did not drill any wells during the fiscal year ended February 28, 2007.

        During the fiscal year ended February 28, 2009, the Slater Dome Field produced 229,629 MCF of gas, of which 38,939 MCF was used in operations and 190,690 MCF was sold. We do not intend to drill any additional wells in the Slater Dome Field during the next fiscal year ending February 28, 2010.

        During the fiscal year ended February 28, 2009, we incurred impairment of our oil and gas properties in the amount of $7,500,000. Accounting rules require that we review periodically the carrying value of our oil and natural gas properties and the Gas Gathering Pipeline for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, rate of flow of gas through the pipeline, economics and other factors, we may be required to further write down the carrying value of our oil and natural gas properties or the Gas Gathering Pipeline in the future.

        On September 1, 2008, the Company further amended the Farmout Agreement with Clayton Williams, whereby the Company would act as an independent contractor to test the Federal 12-1 well. Pursuant to the Amendment, upon the completion of the testing or 45 days after the commencement of testing of the 12-1, Clayton Williams shall assign 99% of its interest in the underlying leases in the Focus Ranch Federal Unit. At the time of the assignment of the Focus Ranch Unit to the Company, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. Further, in the Amendment, the Company agreed to intervening and joining the civil action against Stull Ranches, LLC over an easement through the Federal Focus Ranch Unit. Clayton Williams agreed not to assign the Stull Ranch easement agreement without first having obtained the consent of Stull Ranches, LLC. On May 15, 2009, the Company entered into a settlement agreement with Clayton Williams and Stull Ranches, LLC whereby the Stull Ranch easement agreement will be assigned to the Company. See “Item 3. Legal Proceedings.” The Focus Ranch Unit is in the process of being assigned to the Company, but as of the date of this Annual Report, it had not been assigned to the Company. .

        During the fiscal year ending February 28, 2010, subject to the receipt of adequate financing, our plan of operation is to further complete the testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well in the Focus Ranch Unit.

Results of Operation

Year Ended February 28, 2009 Compared to the Year Ended February 29, 2008

        Our oil and gas sales increased from $622,442 during the fiscal year ended February 29, 2008 to $1,219,565 during the fiscal year ended February 28, 2009, an increase of $597,123 or 95.93%. The increase in oil and gas revenues is primarily attributable to the increased production from the Slater Dome Field together with increased sale prices. We sold 190,690 MCF in the fiscal year ended February 28, 2009 compared to 139,973 MCF in the fiscal year ended February 28, 2008, an increase of 50,717 MCF or 36.23% The average sales price of the natural gas for the fiscal year ended February 28, 2009 was $5.61 compared with $3.98 in the fiscal year ended February 29, 2008, an increase of $1.63 or 40.95%. The increase in production is principally related to a full year of production of 6 wells drilled during the fiscal year ended February 29, 2008 that were in production less than three months of in the fiscal year ended February 29, 2008. The increase in price of natural gas is a function of the general market conditions for natural gas.

        During the fiscal year ended February 28, 2009, SDG’s gathering fees from the Gas Gathering Pipeline were $136,117 as compared to $135,297 during the fiscal year ended February 29, 2008, an increase of $820 or 0.61%. The increase in the gas gathering fees is primarily the result of the increase in production offset buy the increase in the Company’s ownership in the line.

        Exploration costs were $221,841 during the fiscal year ended February 28, 2009 as compared to $249,848 during the fiscal year ended February 29, 2008, a decrease of $28,007 or 11.21%. Geological consulting decreased due to decreased exploration by the Company. Geophysical and maps decreased because we did not purchase any seismic lines during the fiscal year ended February 28, 2009. The increase in delay rentals is considered normal in the ordinary course of business. The major components and the changes in exploration expenses are summarized as follows.

	2009	2008	Increase (Decrease)
Geological consulting	$68,750	$149,015	$(80,265)
Geophysical & maps	112,003	83,030	(28,973)
Delay rentals	41,088	17,803	23,285

Total	$221,841	$249,848	$(28,007)

        Lease operating expenses were $1,198,538 during the fiscal year ended February 28, 2009 as compared to $1,498,829 during the fiscal year ended February 29, 2008, a decrease of $300,291 or 20.04%. Lease operating expenses decreased in the fiscal year ended February 28, 2009 as compared with the fiscal year ended February 29, 2008 and is primarily the result of (i) a decrease in direct well costs of $25,654 offset by increases in gas sales costs of $10,000 (because the sales agent was paid for a full 12 months in 2009 as compared with 7 months in 2008) together with an increase in the cost of bonding operations of $32,581 (because we were the operator of the Slater Dome for a full 12 months in 2009 as compared with 4 months in 2008). In the fiscal year ended February 28, 2009 we decreased costs associated with reworking our producing wells as compared to the same period in 2008 because the primary expense in 2008 related to reworking the existing 12 wells after we took over operations in November 2007 to increase production in the normal course of business. Lease operating expenses at the Focus Ranch decreased because of the decreased activity in the fiscal year ended February 28, 2009 as compared to the same period in the fiscal year ended February 29, 2008. Production tax increases are directly proportional to the increase in production revenues in the fiscal year ended February 28, 2009 as compared with the same period in the fiscal year ended February 29, 2008. The major components and the changes in lease operating expenses are summarized as follows:

	2009	2008	Increase (Decrease)
Lease operating expenses	$1,036,573	$1,019,646	$16,927
Rework expenses	69,201	423,416	(354,215)
Lease operating expenses, Focus Ranch	3,511	15,076	(11,565)
Production taxes	89,253	40,691	48,562

	$1,198,538	$1,498,829	$(300,291)

        Gas gathering costs amounted to $656 during the fiscal year ended February 28, 2009 as compared to $833 during the fiscal year ended February 29, 2008, a decrease of $177 or 21.28%. The fluctuation is considered normal in the ordinary course of business.

        General and administrative expenses were $2,212,157 during the fiscal year ended February 28, 2009 as compared to $2,222,795 during the fiscal year ended February 29, 2008, a decrease of $10,638 or 4.48%. The major components and the changes in general and administrative expenses are summarized as follows.

	2009	2008	Increase (Decrease)
Employee compensation	$767,753	$938,117	$(170,364)
Financial public relations	294,618	624,796	(330,178)
Professional fees	467,824	266,224	201,600
Payroll taxes and employee benefits	172,364	155,076	17,288
Provision for bad debts	217,200	—	217,200
Repairs and maintenance	58,013	27,444	30,569
Management fees SDG	—	8,176	(8,176)
Insurance	51,893	55,154	(3,261)
Travel	48,864	38,279	10,585
Property taxes	20,137	5,366	14,771
Miscellaneous other costs	113,491	104,163	9,328

	$2,212,157	$2,222,795	$10,638

        Employee compensation decreased $170,364 in the year ending in 2009 compared with 2008 primarily as a result of a decrease in executive bonuses and compensation of $228,333, increases in employee salaries of $57,969. Financial public relations decreased by $330,178 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008; as a result of the decreased public relations activities and related costs associated with presenting the Company to the financial community. Professional fees increased $201,600 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008; legal fees increased $183,564 principally arising from the litigation associated with the Focus Ranch Unit, landman fees and related costs increased $41,955 as a result of leasing activity and title work, engineering fees decreased $22,053 principally because the valuation of the general partner’s interest in SDG was not required during the fiscal year ended February 28, 2009 and accounting fees decreased by $1,866. Payroll taxes and employee benefits increased $17,288 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008and such fluctuation is considered normal in the ordinary course of business. The provision for bad debts increased $217,200 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008 and is a result of a drilling contractor’s inability to return advanced funds from the fiscal 2008 drilling program. Repairs and maintenance increased $30,569 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008; the increase principally arises from a software maintenance agreement. Management fees incurred by SDG decreased by $8,176 because the Company acquired the general partnership interest in December 2007 and accordingly, management fees to the third party general partner is not present in the fiscal year ended February 28, 2009. The decrease in insurance of $3,261 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008 is considered normal in the ordinary course of business. Travel expense increased $10,585 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008and is considered normal in the ordinary course of business. Property taxes increased $14,771 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008 and is considered normal in the ordinary course of business. Miscellaneous other costs increased $9,328 during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008 and is considered normal in the ordinary course of business.

        Issuance of common stock warrants decreased $617,900 or 26.74% during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008. The components of the change are summarized as follows:

	2009	2008	Increase (Decrease)
Financial public relations firms	$—	$184,100	$(184,100)
Employee stock options	—	64,700	(64,700)
Amortization of non-qualified stock options and restricted stock awards	1,693,100	2,062,200	(369,100)

	$1,693,100	$2,311,000	$(617,900)

        The decreases in expenses associated with issuing warrants and options to financial public relations firms and employees in the amount of $184,100 and $64,700 respectively is because no warrants or options were granted during the fiscal year ended February 28, 2009. The amortization of non-qualified stock options decreased $470,100 and is directly related to the vesting schedule associated with the issuance of 3,950,000 and 4,200,000 non-qualified common stock options to employees and certain employees and agents of the Company, plus $101,000 of restricted stock awards. The decrease of $470,100 is comprised of a decrease associated with vesting the options granted in July 2008 in the amount of $1,031,100 offset by an increase of $561,100 from options granted in July 2008.

        The increase in impairment of oil and gas properties in the amount of $7,500,000 arises from the assessment of the Company’s oil and gas properties in as compared to the estimated expected undiscounted future net revenue associated with the properties considering the current estimated revenue potential and the cost of production.

        Depreciation, depletion and amortization increased $214,897 or 29.36% during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008. The components of the increase are summarized in the following table:

	2009	2008	Increase (Decrease)
Producing oil and gas properties	$682,400	$497,100	$185,300

Slater Dome Gathering, LLLP	130,492	130,492	—
Other depreciable assets	133,840	104,243	29,597

	$946,732	$731,835	$214,897

The increase in producing oil and gas properties is attributable to increased production during the fiscal year ended February 28, 2009 compared with fiscal year ended February 29, 2008 and the increase in depreciating other assets is because the Company purchased additional property and equipment during the fiscal year ended February 28, 2009.

        Interest income decreased from $362,719 during the fiscal year ended February 29, 2008 to $66,166 during the fiscal year ended February 28, 2009, a decrease of $296,553 or 81.76% because of the decrease in the amount of cash balances held by the Company.

        Interest expense decreased $1,983 or 2.38% in the year ending in 2009 compared with 2008. The components of the increase are summarized in the following table:

	2009	2008	Increase (Decrease)
Notes payable	$64,816	$47,640	$17,176
Notes payable, affiliates	16,373	3,534	12,839
Convertible debentures	—	25,628	(25,628)
Convertible debenture, affiliates	—	6,370	(6,370)

	$81,189	$83,172	$(1,983)

Notes payable interest increased because an obligation for the field facility was incurred in June 2007 and accordingly, only 8 months of interest was incurred during the fiscal year ended February 29, 2008. Notes payable affiliates, increased because the Company acquired the general partners interest in SDG in December 2007 and accordingly, the Company only incurred 2 months of interest during the fiscal year ended February 29, 2008. The convertible debentures interest decreased because the debentures were converted to common stock or paid on July 23, 2007. The convertible debenture to affiliates interest decreased because the Company paid the convertible debenture in full in December 2007.

        Debt issuance costs for the year ending February 28, 2009 and February 29, 2008 was $0 and $363,517 respectively. The change in debt issuance cost arises because the underlying instruments matured on July 23, 2007 and the amortization period was completed in the fiscal year ending February 29, 2008.

        The minority interest in the income of the consolidated subsidiary decreased $21,635 from $58,631 to $36,996 or 36.90%. This fluctuation relates to the change in activity in SDG for the respective periods together with a decrease in the minority interest during the fiscal year ended February 28, 2009 because the Company acquired the general partnership interest in December 2007; such fluctuation is considered normal in the ordinary course of business.

        During the fiscal year ended February 28, 2009, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $261,457 and $543,570 respectively, together with distributions to the SDG minority interests in the amount of $73,529 to the loss attributable to common shares compared with Series B dividends of $324,182, Series C dividends of $554,892 together with distributions to the SDG minority interest of $85,305 during the fiscal year ended February 29, 2008, a decrease of $82,823 or 8.62%. The decrease in dividends on the Series B and C Preferred Stock is because of conversions of outstanding shares of the Series B and C Preferred Stock during the fiscal year ended February 28, 2009 as compared to during the fiscal year ended February 29, 2008. The decrease in distributions to the SDG minority interests in the amount of $8,776 is because SDG made a smaller distribution to minority interest owners during the fiscal year ended February 28, 2009. The following summarizes the components of the change.

	2009	2008	Increase (Decrease)
Series B convertible preferred	$261,457	$324,182	$(62,725)
Series C convertible preferred	543,570	554,892	(11,322)
Slater Dome Gathering distributions	73,529	82,305	(8,776)

	$878,556	$961,379	$(82,823)

        As a result of the above, we generated a net loss attributable to common shareholders of $13,347,917 during the fiscal year ended February 28, 2009 as compared to a net loss of $7.363.381 during the fiscal year ended February 29, 2008, an increased net loss of $5,984,536 or 81.27%.

Liquidity and Capital Resources.

        The independent auditor’s report accompanying the Company’s audited February 28, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The audited February 28, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

        Our audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have not generated positive cash flows from operating activities.

        The continued operation of our business will require an immediate capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to exploit our oil and gas properties, generate revenue from our business operations and control our costs.  Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial losses of their investment.

        The primary sources of capital have been from sales and other issuances of equity and debt securities. Our primary use of capital has been for the acquisition, development and exploration of oil and gas properties. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We believe our capital requirements will continue to be met with additional issuance of equity or debt securities and to a lesser extent, with revenues from operations. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders’ holdings.

        Our plan of operations for the fiscal year ending February 28, 2010 call for us to complete the testing the Niobrara and Frontier formations at the Focus Ranch Unit. We believe that the plan of operations for the fiscal year ending February 28, 2010 will require capital of approximately $5,000,000. To the extent that additional opportunities present themselves to the Company, the Company may require additional sources of capital to participate in these opportunities.

        We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of equity and debt securities. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months.

        The following summarizes the Company’s capital resources at February 28, 2009, compared with February 29, 2008:

	February 28, 2009	February 29, 2008	Increase (Decrease)	Increase (Decrease)
Cash	$856,475	$3,602,939	$(2,746,464)	-76%
Current assets	$1,673,526	$4,881,911	$(3,208,385)	-66%
Total Assets	$16,782,892	$26,209,623	$(9,426,731)	-36%
Current liabilities	$4,507,088	$3,535,934	$971,154	27%
Working capital	$(2,833,562)	$1,345,977	$(4,179,539)	-311%
Net cash (used) in operating activities	$(1,723,756)	$(3,048,539)	$1,324,783	-43%
Net cash used in investing activities	$(2,228,386)	$(5,653,729)	$3,425,343	-61%
Net cash provided by (used in)
financing activities	$1,205,678	$(419,027)	$1,624,705	-388%

        The decrease in cash, current assets and working capital arises, principally, because of the Company’s development of the Slater Dome Field and the Company’s corporate activities. The changes in cash are summarized as follows:

Proceeds from revenues	$1,355,682
Proceeds from exercising warrants	1,712,469
Proceeds from exercising placement agent warrants	269,747
Operating costs billed to non-affiliates	(568,731)
Purchase of property and equipment	(2,261,686)
Deposits	33,300
Principal payments on notes payable	(34,273)
Preferred stock dividends	(327,001)
Distributions to SDG minority interests	(73,529)
Operating expenses and other	(2,852,441)

$(2,746,464)

Cash Flow from Operating Activities

        As of February 28, 2009, we had a cash balance of $856,475. We used $1,723,756 in operating activities during the fiscal year ended February 28, 2009 as compared to $3,048,539 during the fiscal year ended February 29, 2008.

Capital Expenditures

        Cash flows used in investing activities consisted primarily of the purchase of property and equipment. During the fiscal year ended February 28, 2009, the Company used a net of $2,228,386, after a return of a security deposit of $33,300, in investing activities as compared to $5,563,729 during the fiscal year ended February 29, 2008. The Company expended $1,121,182 in developing the infrastructure at the Slater Dome Field, $487,151 was used to increase its undeveloped acreage position at the Slater dome Field, $321,836 was spent testing the Focus Ranch Federal 12-1 well, and $270,821 was used to increase the undeveloped acreage position in the Denver Julesburg Basin and $60,696 in other property and equipment purchases.

Financing Activities

During the fiscal year ended February 28, 2009, financing activities provided the Company $1,205,678 in financing activities as compared to $419,027 used in financing activities during the fiscal year ended February 29, 2008. During the fiscal year ended February 28, 2009, the Company received $1,712,469 from common stock warrant conversions, received $269,749 from the exercise of the placement agent warrant to purchase Units of Series B Convertible Preferred Stock, paid $403,125 in note payable principal payments to affiliates, made $34,273 in principal payments on notes payable, paid $327,001 in preferred stock dividends, paid $24,455 in connection with issuing equity, made distributions of $73,529 to minority interest holders in the consolidated subsidiary and minority interest in the consolidated subsidiary increased by $85,840.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet financing arrangements or special purpose entities as of February 28, 2009. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

        The following table sets forth information with respect to our contractual obligations as of February 28, 2009.

	Payments Due By Period
	Total	1 to 3 years	4 to 5 years	More than 5 years

Paul G. Laird Employment Contract(1)	$133,333	$133,333	0	0

Les Bates Employment Contract(2)	$125,000	$125,000	0	0
Steamboat Mortgage (3)	$856,872	$856,872	0	0
NRGG Promissory Note (4)	$403,125	$403,125	0	0

(1)	Mr. Laird’s employment agreement expires on December 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments.
(2)	Mr. Bates’ employment agreement expires on December 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments.
(3)	The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,255.86, with the balance of $807,337 due on September 15, 2009.
(4)	See “Item 13. Certain Relationships and Related Party Transactions.”

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

Many factors will affect actual net cash flows, including:

•	The amount and timing of actual production;

•	Supply and demand for natural gas;

•	Curtailments or increases in consumptions by natural gas purchasers; and

•	Changes in governmental regulation or taxation.

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

Recently Issued Accounting Pronouncements

        In July 2006, the FASB released FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No 109—Accounting for Income Taxes (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The Company adopted FIN 48 effective March 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS 159”) SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the fiscal year that begins March 1, 2008. The adoption of these new requirements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

        In December 2007 the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

        In December 2007 the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which, will be recharacterized as non-controlling interests and classified as a component of equity. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

        In February 2008, FASB Staff Position (“FSP”) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently assessing the impact, if any, of adopting this standard.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS 161 on its consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”), and other U.S. Generally Accepted Accounting Principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position and results of operations.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy). This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

        In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations.

        In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS No. 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS No. 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

        In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and therefore did not have a material impact on the Partnership’s consolidated financial statements.

        On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on our financial position, results of operations and financial disclosures.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

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

Item 8.   Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15, “Exhibits.”

Item 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9A(T).   Controls and Procedures

        Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.

        This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

        Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

        None.

PART III

Item 10:   Directors, Executive Officers and Corporate Governance.

        Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul G. Laird	53	President, CEO and Director
Les Bates	65	Chief Financial Officer, Principal Accounting & Financial Officer, Secretary/Treasurer, and Director
Samyak Veera	34	Chairman and Director
Mukund Krishnaswami	33	Director
David Kelley, II	51	Director
Lazar G. Schafran	70	Director

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

        Les Bates has been the Chief Financial Officer, Principal Accounting and Financial Officer, Secretary, Treasurer and a director of the Company since April 2003. Mr. Bates was previously the Secretary and a director of Skyline from June 2003 to February 2005. Mr. Bates established Les Bates & Associates, Inc. in 1974 after five years of working with two of what were then known as “Big 10” accounting firms. Les Bates & Associates, Inc. has provided a broad range of auditing, accounting and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. Mr. Bates has taught oil and gas accounting classes as an adjunct professor at the University of Colorado — Denver and for the American Institute of Bankers, Denver chapter.

        Lazar G. Schafran has extensive experience in the financial markets and corporate governance and is a member of the Board of Directors of several other publicly-traded companies. Since July 2003, Mr. Schafran has served as a Managing Director of Providence Capital, Inc., a private New York City based activist investment firm. From 1999 through 2002, Mr. Schafran served as Trustee, Chairman/Interim-CEO/President and Co- Liquidating Trustee of the Special Liquidating Trust of Banyan Strategic Realty Trust. He also currently serves in the following roles: Director, Audit Committee Chairman and a member of the Compensation Committee of SulphCo, Inc., RemoteMDx, Inc., Tarragon Corporation, Nat’l Patent Development Corp., and PubliCARD, Inc.; Director and Audit Committee member of Electro-Energy Inc. Since July 2008, Mr. Schafran has served as a director, audit committee chairman and a member of the compensation committee of two companies based in the United Kingdom, Taurex, Inc., formerly known as Cardinal Resources, PLC, a London based oil and gas drilling company and DollarDays International, Inc., an online wholesaler and closeout company. Mr. Schafran received a Bachelor of Arts in Finance and a Masters in Business Administration from the University of Wisconsin.

         Mukund Krishnaswami has served as a Partner and the President of Lighthouse Funds, LLC, a private equity fund since September 2003. Mr. Krishnaswami has also served as a Partner and the Secretary of RCG Management, LLC, a company engaged in investment research since April 2000. Mr. Krishunaswami received a Bachelor of Science in Economics and Computer Science from the University of Pennsylvania and a Masters in Business Administration from the Wharton School of Business.

         David P. Kelley has served as the Managing Director of ICA, an investment bank, since October 1998. Mr. Kelley has also served as a Managing Director of Zenith Capital Partners, an investment bank since October 2006. Mr. Kelley is a director of the Apex Greater China Fund and Apex Capital Management Ltd. Mr. Kelley received a Bachelor of Arts degree from Emory University, his Juris Doctorate from Temple University School of Law and an LLM in Taxation from New York University.

        Samyak Veera was elected as Chairman of the Board in March of 2009, and has been a director since January 2009. Since 2004, Mr. Veera has provided investment consultancy services, with a specialty in non-traditional asset classes, to select high net worth individuals and family offices. Since 2006, Mr. Veera has provided investment consultancy services for a family office that invests in a wide range of non-traditional investment, including private equity, venture capital, and real estate. From 2004 to 2006, Mr. Veera was a consultant to a family owned boutique investment firm that specialized in the acquisition of privately held companies. Mr. Veera previously worked at Morgan Stanley & Co. Inc in the fixed income group and at Goldman Sachs and Co. Inc., in the equity division. Mr. Veera is currently a director of Roselabs Finance Ltd., a publicly traded Non-Banking Finance Company in India. Mr. Veera is a summa cum laude graduate of Harvard college with a concentration in Applied Mathematics.

        There are no family relationships among directors or executive officers. Messrs. Krishnaswami and Kelley were appointed directors of the Company by Iris Energy Holding Corp. pursuant to a certain Agreement to Appoint Directors dated effective December 1, 2006 between the Corporation and Iris Energy. Effective December 12, 2008, the Company and Iris Energy Holding Corp. agreed to appoint Lazar G. Schafran as a member of the Board of Directors and to terminate the Agreement to Appoint Directors.

        Except as discussed above, there are no arrangements or understandings between any director and any other person pursuant to which any director was elected as such. The present term of office of each director will expire at the next annual meeting of stockholders.

        Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer holds office until his successor is duly elected and qualified, until his resignation or until removed in the manner provided by our bylaws.

Website and Code of Business Conduct and Ethics

        Our website address is http://www.nfeinc.com. Our website includes a link to access our forms filed with the Commission. Upon written request, we will make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 29, 2008, all Section 16(a) filing requirements were met except that Larry Schafran, Mukund Krishnaswami, David P. Kelley II and Samyak Verra each failed to timely file a Form 3 upon becoming directors of the Company. Each of the directors subsequently filed a Form 5 disclosing their respective initial reports of ownership.

Corporate Governance

        Committees

        The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. The entire board of directors of the Company, of which none of our directors are considered “independent” as defined in Section 121 of the NYSE Alternext US LLC listing standards, perform the roles of these committees. Consequently the Company has not designated an audit committee financial expert.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

        Our executive compensation program for the named executive officers (NEO’s) is administered by the Company’s Board of Directors. We do not have a compensation committee.

Compensation Objectives

        We believe that the compensation programs for our NEO’s should reflect our performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. We believe that the structure of the compensation programs for our executives reflects these objectives. Our compensation programs consist of three basic components: base salary, short-term compensation and long-term compensation.

Elements of Compensation

        The elements of our compensation program include: (1) base salary, (2) short term compensation, and (3) long term compensation.

        Base Salary.   Each of the Company’s NEO’s is paid a base salary. Base salaries for the NEO’s are established based on the scope of their performance, responsibilities, professional qualifications and the other elements of the executive’s compensation. The Company’s NEO’s base salary is subject to review and amendment at any time by the board of directors, in its sole and absolute discretion.

        Short-term Compensation.   Short-term compensation consists primarily of cash bonuses. The Company does not have a formal plan for the determination of short-term compensation. The short-term components are designed to reward the contributions of the NEO’s toward the Company’s annual financial, operational and strategic goals and reward individual performance.

        Long-term Compensation.   Long-term compensation is comprised of various forms of equity compensation. The long-term elements are designed to assist the Company in long-term retention of key personnel and further align the interests of our NEO’s with our shareholders.

        The determination of each element of compensation to the NEO’s are entirely in the discretion of the Board. We do not currently use any specific benchmarks or performance goals in determining the elements of and the size of awards and compensation.

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

Summary Compensation Table

        The following table summarizes the compensation of Paul G. Laird and Les Bates, the Company’s NEOs for the fiscal years ended February 28, 2009 and February 29, 2008.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total ($)
Paul G. Laird	2009	$220,333	$19,000	$50,500	$325,000 (2)	$2,773 (4)	$617,606
Chief Executive Officer and President	2008	$158,500	$180,000	$0	$652,595 (2)	$8,176 (1)	$999,271

Les Bates	2009	$184,833	$19,000	$50,500	$260,000 (2)	$2,773 (4)	$517,106
Principal Accounting and Financial Officer	2008	$150,500	$180,000	$ 0	$522,076 (2)	$ 0	$852,576

(1)     Represents accrued management fees from March 1, 2007 to December 31, 2007 paid to Natural Resource Group Gathering LLC, the general partner of SDG (“NRGG”) prior to the sale of the General Partnership Interest to the Company. Paul G. Laird is a Manager of NRGG.
(2)     Awards to Messrs. Laird and Bates were made on November 10, 2006. The aggregate number of options granted to Mr. Laird was 1,250,000 which had a SFAS No. 123(R) value of $1,300,000 or $1.04 per share and the aggregate number of options granted to Mr. Bates was 1,000,000 and had a SFAS No. 123(R) of $1,040,000 or $1.04 per share. The amounts recorded in this table are based upon the compensation cost recognized by the Company for the fiscal year ended February 29, 2008 and February 28, 2007. The options are exercisable at an exercise price of $1.25 per share. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 4.73% and no dividend yield. The Company accounts for employee stock options under the “modified-prospective.” Under the “modified-prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R).
(3)     Represents payments for overriding royalty interests granted in connection with the Company’s royalty pool arrangement.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

        The following is a description of the individual arrangements that we have made with Messrs. Laird and Bates with respect to their compensation. Messrs. Laird and Bates were each paid during the fiscal year ended February 28, 2009 in accordance with their respective employment agreements dated July 1, 2008 with us. As discussed below, effective March 1, 2009, Messrs. Laird and Bates’ existing employment agreements were canceled and they entered into new employment agreements with the Company. In addition, Messrs. Laird and Bates also have a payment that is described in the “Potential Payments Upon Termination” below.

Paul G. Laird – Chief Executive Officer and President

        Paul G. Laird has been the President, Chief Executive Officer and a director of the Company since April 2003. On July 31, 2008, the Company and Paul G. Laird agreed to cancel his employment agreement and enter into a new employment agreement, effective July 1, 2008. Pursuant to Mr. Laird’s employment agreement (the “Laird July 2008 Employment Agreement”), Mr. Laird shall be paid a base salary of $250,000 per year, adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $10,000, whichever is greater. The Laird July 2008 Employment Agreement was to expire on June 30, 2011.

        Effective March 1, 2009, Mr. Laird’s existing employment agreement was cancelled and he entered into a new employment agreement with the Company (the “New Laird Employment Agreement”). Pursuant to the New Laird Employment Agreement, Mr. Laird will receive base salary compensation in the amount of $160,000 per annum and the New Laird Employment Agreement will expire on December 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments. Mr. Laird’s base salary compensation is adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $6,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board of Directors. Mr. Laird is also eligible for bonuses, to be determined by the Board of Directors in its sole discretion. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Laird.

        On July 23, 2008, the Company granted Les Bates 1,250,000 non-qualified stock options to acquire shares of the Company’s Common Stock under the Company’s Omnibus Plan (as defined below), which are exercisable at a price of $1.01 per share that expire in 2018 and vests 100,000 shares each fiscal quarter ending August 31, November 30, February 28 and May 31 through November 30, 2010.

        In connection with the New Laird Employment Agreement, the expiration date of all stock options previously granted to Mr. Laird was reduced to five years from the date of grant with the exception of the stock options granted to Mr. Laird in July 2008. The expiration date of the stock options granted to Mr. Laird in July 2008 was reduced from July 23, 2018 to March 1, 2012 and the vesting schedule was revised to provide that the options will vest on a pro-rata basis quarterly from March 1, 2009 until March 1, 2012.

        In his position as President and Chief Executive Officer, Mr. Laird exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company, including but not limited to land acquisitions and exploration and development of the Company’s properties. Mr. Laird further performs all duties incident to the title of Chief Executive Officer and President and such other duties as from time to time may be assigned to him by the Board of Directors. Mr. Bates’ is responsible for all duties incident to the title of Principal Accounting and Financial Officer, Secretary and Treasurer. The board of directors has considered these factors and Mr. Laird’s increased responsibilities as the President and Chief Executive Officer of the Company in compensating Mr. Laird as compared to Mr. Bates. During the fiscal year ended February 28, 2009, Mr. Laird was compensated $35,500 more in Base Salary compared to Mr. Bates.

Les Bates — Principal Accounting and Financial Officer and Secretary and Treasurer

        Les Bates has been the Chief Financial Officer, Principal Accounting and Financial Officer, Secretary, Treasurer and a director of the Company since April 2003. On July 31, 2008, the Company and Les Bates agreed to cancel his employment agreement and enter into a new employment agreement, effective July 1, 2008. Pursuant Mr. Bates employment agreement (the “Bates July 2008 Employment Agreement”), Mr. Bates shall be paid a base salary of $200,000 per year, adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $10,000, whichever is greater. The Bates July 2008 Employment Agreement was to expire on June 30, 2011.

        Effective March 1, 2009, Mr. Bates’ existing employment agreement was cancelled and he entered into a new employment agreement with the Company (the “New Bates Employment Agreement”). Pursuant to the New Bates Employment Agreement, Mr. Bates will receive base salary compensation in the amount of $150,000 per annum and the New Bates Employment Agreement will expire on December 31, 2009; however, it is automatically renewable on an annual basis for additional one-year increments. Mr. Bates’ base salary compensation is adjusted annually at the rate of inflation as measured by the federal Consumer Price Index, or $6,000, whichever is greater. The compensation is subject to annual escalations based on cost-of-living and merit increases approved by the Board. Mr. Bates is also eligible for bonuses, to be determined by the Board, in its sole discretion. The board of directors does not currently have a formula in place to determine the amount of bonus compensation to be paid to Mr. Bates.

        On July 23, 2008, the Company granted Les Bates 1,000,000 non-qualified stock options to acquire shares of the Company’s Common Stock under the Company’s Omnibus Plan (as defined below), which are exercisable at a price of $1.01 per share that expire in 2018 and vests 100,000 shares each fiscal quarter ending August 31, November 30, February 28 and May 31 through November 30, 2010.

        In connection with the New Bates Employment Agreement, the expiration date of all stock options previously granted to Mr. Bates was reduced to five years from the date of grant with the exception of the stock options granted to Mr. Bates in July 2008. The expiration date of the stock options granted to Mr. Bates in July 2008 was reduced from July 23, 2018 to March 1, 2012 and the vesting schedule was revised to provide that the options will vest on a pro-rata basis quarterly from March 1, 2009 until March 1, 2012.

        Messrs. Laird and Bates are also officers, directors and principal shareholders of Natural Resources Group, Inc., a Colorado corporation (“NRGI”). NRGI is an inactive company that was previously engaged in the business of the acquisition and sale of oil and gas prospects. Due to the inactive status of NRGI, Messrs. Laird and Bates do not believe that there is any conflict of interest in connection with their positions with NRGI. Messrs Laird and Bates each dedicate approximately 40 to 50 hours per week for Company business.

        On August 29, 2008, the Company granted 50,000 shares of its restricted common stock to Messrs Laird and Bates, which vested immediately on that date as compensation for services. The Company’s Common Stock closed at $1.01 on that day.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning options awards to Messrs. Laird and Bates at May 21, 2009.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Paul G. Laird	July 23,2008	—	1,250,000	1.01	February 28, 2014 (1)
	May 13, 2005	75,000	—	1.15	May 12, 2010
	November 10, 2006	1,250,000	—	1.25	November 10, 2011
	June 1, 2004	25,000	—	1.00	May 31, 2009
	October 25, 2004	100,000	—	0.75	October 25, 2009

Les Bates	July 23,2008	—	1,000,000	1.01	March 1, 2012 (1)
	May 13, 2005	75,000	—	1.15	May 12, 2010
	November 10, 2006	1,000,000	—	1.25	November 10, 2011
	June 1, 2004	25,000	—	1.00	May 31, 2009
	October 25, 2004	100,000	—	0.75	October 25, 2009

(1)	As a result of Mr. Laird and Mr. Bates’ new employment agreements, these stock options will vest on a pro-rata basis quarterly from March 1, 2009 until March 1, 2012.

Option Exercises During Fiscal Year

        There were no options exercised by the NEO’s during the year ended February 28, 2009.

Potential Payments Upon Termination

Cash Compensation.

    Messrs.        Laird and Bates’ employment agreements contain provisions under which the Company will be obligated to pay Mr. Laird and Mr. Bates certain compensation upon their termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Laird and Mr. Bates in the event that their employment with us is terminated.

Paul G. Laird	Termination by Mutual Agreement	Death or Disability	With cause	Without cause	For Good Reason	For No Reason	Termination in connection with a change in control
Cash Compensation	$0	$0	$0	$40,000	$0		$0
Unvested Stock Options (2)	None	None	None	None	None		1,250,000	(3)

(1)     Upon termination without cause, the Company shall (i) make cash payments to Mr. Laird, within 10 days after termination is effective of an amount equal to (1) Mr. Laird’s base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) an amount equal to three months salary paid monthly over the three months following the termination.
(2)     For purposes of this table, we have assumed Mr. Laird’s termination on February 28, 2009.
(3)     Mr. Laird’s unvested stock options granted on July 23, 2008 are exercisable at a price of $1.01 per share, which exceeded the closing price of the Company’s common stock on February 28, 2009, which was $0.32 per share.

Les Bates	Termination by Mutual Agreement	Death or Disability	With cause	Without cause	For Good Reason	For No Reason	Termination in connection with a change in control
Cash Compensation	$0	$0	$0	$37,500	$0		$0
Unvested Stock Options (2)	None	None	None	None	None		1,000,000	(3)

(1)     Upon termination without cause, the Company shall (i) make a lump sum cash payment to Mr. Bates within 10 days after termination is effective of an amount equal to (1) Mr. Bates’ base salary accrued to the date of termination; (2) unreimbursed expenses accrued to the date of termination; (3) a n amount equal to three months salary paid monthly over the three months following the termination.
(2)     For purposes of this table, we have assumed Mr. Bates’ termination on February 28, 2009.
(3)     Mr. Bates’ unvested stock options granted on July 23, 2008 are exercisable at a price of $1.01 per share, which exceeded the closing price of the Company’s common stock on February 28, 2009, which was $0.32 per share

Effects of Termination Events or Change in Control on Unvested Equity Awards

        All unvested stock option awards granted to Messrs. Laird and Bates provide that upon a change of control, the unvested stock options shall immediately vest and be exercisable immediately.

Director Compensation.

        During the fiscal year ended February 28, 2009, we paid our directors $100 for a meeting of the board of directors held in December 2008.

Liability Insurance.

        The Company has provided liability insurance for its directors and officers since April 13, 2005. St. Paul Mercury Insurance Company is the underwriter of the current coverage, which extends until April 13, 2010. The annual cost of this coverage is approximately $25,000.

Stock Option and Stock Grant Plan

        On June 6, 2003, we adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (the “2003 Plan”). The 2003 Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The 2003 Plan is administered by a committee to be appointed by our Board of Directors, or in the absence of that appointment, by the Board itself. The 2003 Plan provides for the issuance of up to 625,000 shares or options.

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

        As of May 8, 2009, we had granted 625,000 options to acquire shares of our common stock pursuant to the 2003 Plan and there were no options to acquire shares of our common stock available for grant under the 2003 Plan.

2007 Omnibus Long Term Incentive Plan

        On June 11, 2007, the shareholders of the Company approved and ratified the Company’s 2007 Omnibus Long Term Incentive Plan (the “2007 Plan”), which authorizes the issuance of up to 10,000,000 shares of the Company’s Common Stock that may be issued under the 2007 Plan.

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

        Pursuant to the terms of the 2007 Plan, the committee may grant incentive stock options (“Incentive Options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options (“Non-Qualified Options”), restricted stock awards, stock grants and stock appreciation rights (collectively the “Awards”) to Eligible Employees and Eligible Consultants, each as defined in the 2007 Plan. Eligible Consultants are those consultants and advisors to the Company who are determined, by the committee, to be individuals whose services are important to the Company and who are eligible to receive Awards, other than Incentive Options, under the Plan. The number of Eligible Consultants will vary from time to time.

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

        The option exercise price must be paid in full at the time of exercise, and is payable (in the discretion of the committee) by any one of the following methods or a combination thereof:

•	in cash or cash equivalents,
•	the surrender of previously acquired shares of our Common Stock,
•	authorization for us to withhold a number of shares otherwise payable pursuant to the exercise of an option, or
•	to the extent permitted by applicable law, through any other procedure acceptable to the committee.

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

        The 2007 Plan provides that the committee, in its discretion, may award Stock Appreciation Rights (“SARs”), either in tandem with stock options or freestanding and unrelated to options. From time to time during the duration of the 2007 Plan, the committee may, in its sole discretion, adopt one or more incentive compensation arrangements for Participants pursuant to which the Participants may acquire shares of Stock, whether by purchase, outright grant, or otherwise.

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

        As of May 21, 2009, 100,000 shares of restricted common stock has been issued or granted under the 2007 Plan and 9,900,000 shares are available for issuance.

Royalty and Working Interest Plan

        On May 17, 2007, the Board of Directors adopted the Company’s Royalty and Working Interest Plan effective as of October 31, 2006. Pursuant to the Royalty and Working Interest Plan, a committee consisting of members of the board of directors shall administer the Plan and may select an overriding royalty or similar interest of an exploratory or development property or property for distribution to the participants of the Plan. The selection of properties is to be determined by the Board of Directors or a committee thereof, and it will be based upon all relevant factors such as sound corporate management and existing royalty burdens on the properties. The participants in the plan and the total overriding royalty or similar interest set aside for distribution to the participants in a property shall be determined by the Committee.

        On May 12, 2008, the Board of Directors granted an aggregate of 2% in overriding royalty interests in the eight wells drilled on the Slater Dome Field in the fiscal year ended February 29, 2008, including 0.50% to Buffalo Resources, LLC, an affiliate of Paul G. Laird and Wolverine Resources, LLC, an affiliate of Les Bates During the fiscal year ended February 28, 2009, Buffalo Resources, LLC and Wolverine Resources, LLC were each paid overriding royalties in the amount of $2,773.

Item 12:   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of May 8, 2009, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

[REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Paul G. Laird (1)	1,764,818	11.8%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Les Bates (2)	1,474,953	10.0%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Samyak Veera	0	0%
Ubi Techpark 07-95A
10 Ubi Crescent
Singapore 408564

Mukund Krishnaswami	0	0%
45 Rockefeller Plaza, 20th Floor
New York, NY 10111

David Kelley, II	0	0%
One Bryant Park 37th Floor
New York, NY 10036

Lazar G. Schafran	0	0%
115 East 69th Street
New York, NY 10021

Officers & Directors as a Group	3,239,771	19.9%

5% or greater shareholders

John D. McKey, Jr. and Candace McKey (3)	993,307	7.3%
7737 S.E. Loblolly Bay Dr.
Hobe Sound, FL 33455

Grant Gaeth (4)
1789 W. Littleton Blvd.	886,501	6.2%
Littleton, Colorado 80120

Jubal Terry (5)	1,313,700	8.9%
1789 W. Littleton Blvd.
Littleton, Colorado 80120

Echo's Voice LLC (6)	1,126,450	8.1%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Apollo Trust (7)	1,418,117	10.2%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Aviel Faliks (8)	1,413,370	9.9%
24 Rozmus Ct.
Allendale, NJ 07401

Robert and Laura Hill (9)	1,399,690	9.99%
700 High Street
Denver, Colorado 80218

Helen De Bove (10)	2,310,431	17.9%
1535 Falmouth Ave.
New Hyde Park, NY 16040

Iris Energy Holding Corp. (11)	1,490,000	9.99%
L/2 Maxkar Bldg. PO Box 1225
Apia, Samoa

Vision Opportunity Master Fund, LP (12)	1,490,000	9.99%
20 West 55th Street 5th Floor
New York, NY 10019

Roger May (13)	940,698	6.7%
12970 West 20th Ave., Unit D
Golden, Colorado 80403

(1)	Includes (i) 191,100 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring on May 31, 2009, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring on October 25, 2009, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring on May 12, 2010, (v) options to acquire 1,250,000 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2011, (vi) and options to acquire 104,167 shares of Common Stock from the Company at a price of $1.01, which expire on March 1, 2012, and (vii) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Laird is an officer, director and principal shareholder.
(2)	Includes (i) 172,069 shares of Common Stock, (ii) options to acquire 25,000 shares of Common Stock from the Company at a price of $1.00, expiring on May 31, 2009, (iii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring on October 25, 2009, (iv) options to acquire 75,000 shares of Common Stock from the Company at a price of $1.15, expiring on May 12, 2010, (v) options to acquire 1,000,000 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2011, (vi) options to acquire 83,333 shares of Common Stock from the Company at a price of $1.01, which expire on March 1, 2012 and (vii) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Bates is an officer.
(3)	Includes (i) 793,307 shares owned directly by the McKeys and (ii) 200,000 warrants to acquire shares of our Common Stock at a price of $2.00 per share. Candace McKey disclaims beneficial ownership of the shares held by her husband and John McKey disclaims the beneficial ownership of the shares held by his wife.
(4)	Includes (i) 57,617 shares of Common Stock owned directly by Mr. Gaeth or entities in which Mr. Gaeth has voting and dispositive power over the shares of the Company owned by such entities, (ii) options to acquire 59,333 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iii) options to acquire 500,000 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2016, (v) options to acquire 250,000 shares of Common Stock from the Company at a price of $1.01, which expire on July 28, 2018, and (iv) 19,551 shares owned by Natural Resources Group, Inc., of which Mr. Gaeth is an officer.

(5)	Includes (i) 13,500 shares of Common Stock owned directly by Mr. Terry, (ii) options to acquire 100,000 shares of Common Stock from the Company at a price of $0.75, expiring in 2014, (iii) options to acquire 800,000 shares of Common Stock from the Company at a price of $1.25, which expire on November 10, 2016, and (iv) options to acquire 400,000 shares of Common Stock from the Company at a price of $1.01, which expire on July 28, 2018.
(6)	Includes (i) 726,450 shares of Common Stock held by Echo’s Voice, LLC and (ii) 400,000 shares of Common Stock underlying shares of our Series B Preferred Stock. Helen Del Bove, manager of Echo’s Voice LLC, exercises dispositive and voting power with respect to the shares of Common Stock owned by Echo’s Voice LLC.
(7)	Includes (i) 1,018,117 shares of Common Stock held by Apollo Trust and (ii) 400,000 shares of Common Stock underlying shares of our Series B Preferred Stock. Helen Del Bove, Trustee of the Apollo Trust, exercises dispositive and voting power with respect to the shares of Common Stock owned by the Apollo Trust.
(8)	Includes (i) 698,370 shares of Common Stock held by Mr. Faliks, (ii) 240,000 shares of Common Stock underlying shares of our Series B Preferred Stock, and (iii) 475,000 shares of Common Stock underlying shares of our Series C Preferred Stock. Does not include certain shares of common stock underlying our Series C Preferred Stock, and shares underlying our AC Warrants or BC Warrants due to conversion cap limitations on these securities.
(9)	Includes: (i) 833,500 shares of Common Stock held directly by Robert and Laura Hill, Mr. Hill’s family foundation over which Mr. and Ms. Hill have voting and dispositive power and shares of Common Stock held by Mr. and Ms. Hill as custodians, (ii) 238,095 shares of common stock underlying our Series C Preferred Stock, 238,095 shares of common stock underlying our AC warrants and 90,000 shares of Common stock underlying our BC Warrants. Does not include certain shares of common stock underlying our BC Warrants due to conversion cap limitations on these securities.
(10)	Includes (i) 726,450 shares of Common Stock held by Echo’s Voice, LLC, (ii) 400,000 shares of Common Stock underlying shares of our Series B Preferred Stock held by Echo’s Voice, LLC, (iii) 1,018,117 shares of Common Stock held by Apollo Trust and (iv) 400,000 shares of Common Stock underlying shares of our Series B Preferred Stock held by the Apollo Trust. Helen Del Bove, as manager of Echo’s Voice LLC and Trustee of the Apollo Trust, exercises dispositive and voting power over these shares of Common Stock.
(11)	Includes 1,016,790 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Mr. Michel Escher, the owner of Private Structured Investment Company Ltd., the director of Iris Energy and Mr. Sean Browne exercises dispositive and voting power with respect to the shares of Common Stock owned by Iris Energy. Does not include certain shares of common stock underlying our Series C Preferred Stock, and shares underlying our AC Warrants or BC Warrants due to conversion cap limitations on these securities.
(12)	Includes 101,799 shares of common stock and 1,388,201 shares of Common Stock to be offered upon conversion of the shares of Series C Preferred Stock. Adam Benowitz exercises dispositive and voting power with respect to the shares of Common Stock owned by the Vision Opportunity Master Fund, LP. Does not include certain shares of common stock underlying our Series C Preferred Stock, and shares underlying our AC Warrants or BC Warrants due to conversion cap limitations on these securities.
(13)	Represents (i) 321,650 shares of Common Stock owned by Mr. May or in investment accounts in which he controls or by entities in which he has voting and dispositive power, (ii) 500,000 options to acquire shares of Common Stock from the Company at a price of $2.00 per share that expire on December 28, 2009, (iii) 47,619 shares of common stock underlying our Series C Preferred Stock, (iv) 47,619 shares of common stock underlying our AC Warrants and (v) 23,810 shares of Common Stock underlying our BC Warrants

Changes In Control

        The Series C Preferred Stock automatically converts into shares of Common Stock on December 1, 2009, at which time, if not sooner, Iris Energy Holding Corp. and Vision Opportunity Master Fund, LP will acquire a significant number of shares of our common stock (30,796,480) and (11,844,800), respectively and will be in a position to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders and will result in a change of control of the Company.

        Except as discussed above, we know of no arrangements, including the pledge of our securities by any person, that might result in a change in control, other than the conversion of our outstanding 12% Series B Preferred Stock or 2.5% Series C Cumulative Convertible Preferred Stock or exercise of outstanding warrants in certain circumstances.

Item 13.   Certain Relationships and Related Party Transactions

        We lease on a month to month basis approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month. The prior lease expired on December 31, 2008. The lease is with Spotswood Properties, LLC, (“Spotswood”) a Colorado limited liability company and an affiliate of Paul G. Laird, President and Chief Executive Officer of the Company. The lease is on terms that the Board of Directors, which includes Mr. Laird, believe are no less favorable than those that may be obtained from third parties. Under the lease, Spotswood was paid $32,000 and $32,000 during the fiscal years ended February 28, 2008 and February 29, 2008, respectively.

        The Company paid GeoEx, Ltd., a corporation in which Grant Gaeth, a former director of the Company, is an officer, directors and principal shareholder for geologic consulting $68,750 and $85,000 during the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

        Prior to our purchase of the general partnership interests in SDG, during the year ended February 29, 2008, SDG accrued management fees in the amount of $8,176 to NRGG, an entity partially controlled by Paul G. Laird, President and Chief Executive Officer of the Company.

        Paul Laird, President and Chief Executive Officer of the Company, is an officer, director and principal shareholder of NRG and a manager of the General Partner, as defined above, of SDG, the partnership organized for the construction of the Gas Gathering Pipeline from the Company’s Slater Dome Prospect, in which the Company owns 82.76% of the limited partnership interests in SDG. The Company will receive 74.48% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 62.07% of cash distributions thereafter (see “Item 1 — Business” for a description of the distributions to be allocated according to the Partnership Agreement). The General Partner will have a 10% carried interest in the Gas Gathering Pipeline from the Company’s Slater Dome Prospect until the limited partners have received cash distributions equal to their original contribution and 25% of cash distributions thereafter. Further, we have agreed to pay NRG a fee of $0.50 per MCF of gas transported through the Gas Gathering Pipeline until the costs of the Gas Gathering Pipeline are recovered and $0.25 thereafter and to dedicate our gas to the Gas Gathering Pipeline.

        On May 10, 2006, the Company increased its investment in SDG by acquiring additional Limited Partnership Interests from NRGG, resulting in an additional 20.51% of SDG cash distributions until the limited partners in SDG have received cash distributions equal to their initial capital contributions and 17.10% of cash distributions thereafter, in exchange for a subordinated convertible debenture in the amount of $608,194 bearing 2.5% interest and due January 1, 2008. Paul Laird, our President and Chief Executive Officer is a manager of NRGG, the general partner of SDG. In March 2007, the Company repaid $306,072 of the convertible debenture issued to NRGG and the balance was repaid on January 1, 2008.

        Effective October 30, 2006, the Company issued a convertible promissory note in the principal amount of $600,000 (the “Note”) to Aviel Faliks, a 10% shareholder of the Company. On January 16, 2007, Mr. Faliks converted the principal amount of the Note and all accrued and unpaid interest in the aggregate amount of $612,500 into units sold in the Company’s offering of our Series C Preferred Stock.

        On December 26, 2007, the Company entered into a Partnership Interest Purchase Agreement with Natural Resource Group Gathering, LLC (“NRGG”) to acquire NRGG’s general partnership interest (the “General Partnership Interest”) in Slater Dome Gathering, LLLP (“SDG”). The purchase price for the General Partnership Interest was $1,075,000 (the “Purchase Price”), which will be paid $268,750 in cash and the issuance by the Company of a promissory note in the principal amount of $806,250 (the “Note”). On December 24, 2008, the Note was modified to extend the maturity date of the Note from December 31, 2008 to December 31, 2009. The Corporation made payments on the Note on August 5, 2008, in the amount of $213,877.14 and on December 24, 2008 in the amount of $207,443.71, including interest in the amount of $12,315 and $5,881, respectively. The Note bears interest at a rate of 2.5% per annum. As of February 28, 2009, the balance due on the note is $403,125. The Corporation may prepay the Note at any time without penalty, and at the option of the Corporation, the quarterly payments may be deferred until the Maturity Date. Paul Laird, the Company’s President, Chief Executive Officer and a member of the board of directors is a manager of and owns 50% of the membership interests of NRGG.

Item 14.   Principal Accountant Fees and Services

        The Company currently has no audit committee of the Board of Directors and is not required to maintain such a committee since its stock is not quoted on NASDAQ or traded on any national securities exchange. Accordingly, all material decisions affecting the Company’s audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees

        The Company estimates that it will pay Stark Winter Schenkein & Co., LLP, an aggregate of $32,000 for an audit of its fiscal year ended February 28, 2009 financial statements. During the fiscal year ended February 28, 2009, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $31,300 for an audit of its 2008 financial statements.

Audit-Related Fees

        During the fiscal year ended February 29, 2008, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $61,800 and during the fiscal year ended February 28, 2009, Stark Winter Schenkein & Co., LLP billed the Company $26,800 in fees for review of its quarterly financial statements.

All Other Fees

        During the fiscal year ended February 28, 2009, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $4,200 in connection with Registration Statements on Form SB-2 and S-1 filed with the SEC. During the fiscal year ended February 28, 2008, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $6,350 in fees in connection with Registration Statements on Form SB-2 filed with the SEC during the fiscal year ended February 29, 2008.

Item 15.   Exhibits

(a)	Financial Statements

Audit Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Statements of Stockholders' Equity	F-5
Notes to Financial Statements y	F-6

(b)	Exhibits

        The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit	No. Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 29, 2009	/s/ Paul G. Laird
Paul G. Laird, President, CEO and Director

Date: May 29, 2009	/s/ Les Bates
Les Bates, Secretary/Treasurer, Principal Accounting and Financial Officer and Director

Date: May 29, 2009	/s/ Samyak Veera
Samyak Veera, Chairman and Director

Date: May 29, 2009	/s/ Lazar G. Schafran
Lazar G. Schafran, Director

Date: May 29, 2009	/s/ David Kelley II
David Kelley II, Director

Date: May 29, 2009	/s/ Mukund Krishnaswamid
Mukund Krishnaswami, Director

NEW FRONTIER ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2009, AND FEBRUARY 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Frontier Energy, Inc. as of February 28, 2009, and February 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended February 28, 2009, and February 29, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2009, and February 29, 2008 and the results of its operations, and its cash flows for the years ended February 28, 2009, and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

May 20, 2009

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	February 29, 2008
ASSETS
CURRENT ASSETS
Cash	$856,475	$3,602,939
Accounts receivable, trade	583,628	972,292
Prepaid expenses	233,423	306,680

Total current assets	1,673,526	4,881,911

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
AND DEPLETION OF $2,289,466 and $1,342,731 as of February 28, 2009
and February 29, 2008 respectively	14,949,366	21,134,412

OTHER ASSETS
Deposits	160,000	193,300

	$16,782,892	$26,209,623

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$862,248	$809,397
Notes payable, affiliates	403,125	806,250
Notes payable, current portion	825,898	34,020
Dividends payable	1,999,083	1,523,536
Accrued expenses	376,133	308,066
Accrued interest	2,459	2,672
Accrued interest, affiliates	1,712	3,534
Accounts payable, affiliates	36,430	48,459

Total current liabilities	4,507,088	3,535,934

LONG TERM LIABILITIES

Long term debt	—	826,151
Asset retirement obligation	290,000	290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	416,516	393,592

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized
none issued and outstanding	—	—
Series B Convertible, 36,036 shares authorized
19,040 and 24,675 issued and outstanding as of February 28, 2009
and February 29, 2008 respectively	20	25
Series C Convertible, 230,000 shares authorized
216,000 and 219,500 issued and outstanding as of February 28, 2009
and February 29, 2008 respectively	216	220
Common stock, $.001 par value, 500,000,000 shares authorized,
13,441,884 and 10,178,078 shares issued and outstanding as of February 28, 2009
and February 29, 2008 respectively	13,441	10,178
Additional paid in capital	43,460,402	39,710,397
Accumulated (deficit)	(31,904,791)	(18,556,874)

	11,569,288	21,163,946

	$16,782,892	$26,209,623

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 28, 2009	February 29, 2008
Operating revenues
Oil and gas sales	$1,219,565	$622,442
Gathering fees	136,117	135,297

	1,355,682	757,739

Operating expenses
Exploration costs, including dry holes	221,841	249,848
Lease operating expenses	1,198,538	1,498,829
Cost of gas gathering	656	833
General and administrative	2,212,157	2,222,795
Issuance of common stock warrants	1,693,100	2,311,000
Impairment of oil and gas properties	7,500,000	—
Depreciation, depletion and amortization	946,732	731,835

Total operating expenses	13,773,024	7,015,140

(Loss) from operations	(12,417,342)	(6,257,401)

Other income (expense)
Interest income	66,166	362,719
Gain (loss) on sale of assets	—	—
Interest expense	(81,189)	(83,172)
Debt issuance costs, non-cash	—	(365,517)

Other income (expense), net	(15,023)	(85,970)

(Loss) before income taxes	(12,432,365)	(6,343,371)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Minority interest in net (income) of
consolidated subsidiary	(36,996)	(58,631)

Net (loss)	(12,469,361)	(6,402,002)

Preferred stock dividends and distributions
to minority interests	(878,556)	(961,379)

Net (loss) attributable to common shareholders	$(13,347,917)	$(7,363,381)

Net (loss) per common share
Basic and diluted	$(1.07)	$(0.89)

Weighted average shares outstanding
Basic and diluted	12,520,548	8,259,108

See accompanying notes to the consolidated financial statements.

	Series A Preferred $.001 Par Value		Series B Preferred $.001 Par Value		Series C Preferred $.001 Par Value		Common Stock $.001 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance February 28, 2007	—	$—	28,490	$28	222,250	$222	6,057,193	$6,057	$34,983,107	$(11,193,495)	$23,795,919

Conversion of Series B Preferred to common stock			(4,335)	(4)			666,924	667	(663)
Exercise Series B Common Stock warrants							686,753	687	761,609		762,296
Conversion of Series C Preferred to common stock					(2,750)	(2)	261,904	262	(260)
Conversion of convertible debt and interest to common stock							2,505,304	2,505	2,703,774		2,706,279
Issuance of common stock warrants									2,311,000		2,311,000
Exercise placement agent warrants			520	1					51,999		52,000
Less Series C preferred stock issuance costs									(34,709)		(34,709)
Minority interest in consolidated subsidiary									(1,075,000)		(1,075,000)
Timing differences due to subsidiary year end									9,540		9,540
Preferred stock dividends										(879,074)	(879,074)
Distribution from consolidated entity (Note 1)										(82,303)	(82,303)
Net (loss) for the year										(6,402,002)	(6,402,002)

Balance February 29, 2008	—	—	24,675	25	219,500	220	10,178,078	10,178	39,710,397	(18,556,874)	21,163,946

Conversion of Series B Preferred to common stock			(8,333)	(8)			1,281,980	1,282	(1,274)
Conversion of Series C Preferred to common stock					(3,500)	(4)	333,332	333	(329)
Exercise Series B Preferred placement agent warrants			2,698	3					269,746		269,749
Exercise Series B Common Stock warrants							1,546,132	1,546	1,710,923		1,712,469
Timing differences due to subsidiary year end									99,912		99,912
Issuance of common stock warrants									1,592,100		1,592,100
Issuance of common stock awards							100,000	100	100,900		101,000
Issuance of common stock for Series C Preferred dividends							2,362	2	2,477		2,479
Less stock issuance costs									(24,450)		(24,450)
Preferred stock dividends										(805,027)	(805,027)
Distribution from consolidated entity (Note 1)										(73,529)	(73,529)
Net (loss) for the year										(12,469,361)	(12,469,361)

Balance February 28, 2009	—	$—	19,040	$20	216,000	$216	13,441,884	$13,441	$43,460,402	$(31,904,791)	$11,569,288

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(12,469,361)	$(6,402,002)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation, depletion and amortization	946,732	731,835
Debt issuance costs, noncash	—	365,517
Minority interest in net income (loss) of consolidated subsidiary	36,996	58,631
Stock option expenses, amortization and grants	1,592,100	15,428
Issuance of restricted stock awards	101,000	2,311,000
Bad debt expense	217,200	—
Impairment of oil and gas properties	7,500,000	—
(Increase) decrease in assets:
Accounts receivable, trade	171,464	(603,348)
Prepaid expense	73,257	273,294
Increase (decrease) in liabilities:
Accounts payable	52,854	160,896
Accrued expenses	54,002	40,210

Net cash (used in) operating activities	(1,723,756)	(3,048,539)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in other assets	33,300	(160,000)
Purchase of property and equipment	(2,261,686)	(5,493,729)

Net cash (used in) investing activities	(2,228,386)	(5,653,729)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of convertible debentures	—	(30,000)
Payment of convertible debentures affiliate	—	(608,194)
Payment of notes payable	(34,275)	(21,079)
Payment of notes payable, affiliate	(403,125)	—
Proceeds from common stock warrant conversions	1,712,469	762,296
Proceeds from issuance of preferred stock	—	—
Proceeds from exercise of placement agent warrants	269,749	—
Preferred stock dividends paid	(327,001)	(111,693)
Issuance of common stock	—	52,000
Cost of issuance of equity for cash	(24,450)	(34,708)
Purchase of minority interest	—	(268,750)
Minority interest in subsidiary	85,840	(76,596)
Distributions to minority interest holders in consolidated subsidiary	(73,529)	(82,303)

Net cash provided (used) by financing activities	1,205,678	(419,027)

(DECREASE) IN CASH	(2,746,464)	(9,121,295)

BEGINNING BALANCE	3,602,939	12,724,234

ENDING BALANCE	$856,475	$3,602,939

Cash paid for income taxes	$—	$—

Cash paid for interest	$44,912	$73,847

Supplemental schedule of non-cash investing and
financing activities:

Series A, B and C preferred stock converted to common stock	$1,615	$667
Conversion of convertible debentures and accrued interest to common stock	$—	$2,706,279
Issuance of common stock in connection with a cashless exercise	$2,482	$—
Purchase of general partnership interest in subsidiary	$—	$806,250
Purchase of property and equipment with a note payable	$—	$881,250

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Frontier Energy, Inc. (or the “Company”) was incorporated as Storage Finders.com under the laws of Colorado on January 7, 2000. In March 2001 the Company changed its name to New Frontier Energy, Inc. The Company is an oil and gas exploration company operating primarily in Colorado and Wyoming.

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

The Company owns 82.76% of the limited partnership interests (the “Limited Partnership Interests”) and 100% of the general partnership interest in Slater Dome Gathering, LLLP (“SDG”). SDG owns the 18-mile gas gathering line that transports the Company’s natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming. SDG is considered a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.” FIN 46-R, and has been consolidated into our financial statements, effective March 31, 2005. The gathering line was completed on June 3, 2005. The Company began selling gas in June 2005. SDG, a calendar year-end company, was formed on September 1, 2004, and was inactive until it received its initial funding on May 18, 2005. In December 2007, the Company purchased the general partner interests in SDG from an affiliate. SDG is treated as an 87.07% owned subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and those of SDG. All significant inter-company accounts and transactions have been eliminated.

In December 2003, the FASB issued FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company consolidated SDG under the provisions of FIN No. 46-R through December 2007, when SDG became an 87.07% owned subsidiary through the purchase of its entire general partner interests (see Note 2).

SDG has a calendar year end of December 31, which is consolidated with the Company effective February 28, 2009 and February 29, 2008. Any timing differences are recorded as additional paid-in capital in the accompanying financial statements.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception aggregating $31,904,791 and have negative working capital of $2,833,562 at February 28, 2009. As of February 28, 2009, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Revenue Recognition

The Company records revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred. This occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. The Company receives payment from one to three months after delivery. At the end of each month, the Company estimates the amount of production delivered to purchasers and the price to be received. Variances between estimated revenue and actual payment are recorded in the month the payment is received. However, differences have been insignificant.

Accounts Receivable

The Company uses the direct write-off method for bad debts; this method expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At February 28, 2009, the Company’s uninsured cash balance was $157,359.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2009. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximates its fair value based on current market conditions for similar debt instruments.

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

Depreciation and Depletion

Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company’s incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs, including filing and title fees.

Real Property and Equipment

Real property and equipment consists of furniture, fixtures and equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

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

Real property consists of the Steamboat Property and is depreciated over its estimated useful life of 30 years

Impairment of Long Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company’s evaluation has resulted in a charge to operations for impairment in fiscal 2009 in the amount of $7,500,000 and $0 in fiscal 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”), which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) which requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,”and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”Beginning with the Company’s quarterly period that began on March 1, 2006, The Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements.

Major Customers

Sales to two major unaffiliated customers for the year ended February 28, 2009 were $1,219,565 (89.96% of sales) and $136,117 (10.04% of Sales) respectively. Sales to three major unaffiliated customers for the year ended February 29, 2008 were $461,700 (61% of sales), $160,742 (21% of sales) and $135,297 (18% of sales), respectively. Accounts receivable from two major unaffiliated customers at February 28, 2009 were $568,731 (95% of accounts receivable) and $32,817 (5% of accounts receivable). The Company, however, believes that it is not dependent upon any of these customers due to the nature of its product. The terms of the sales agreement provide the Company may terminate by giving written notice thirty days prior to the anniversary date of the agreement.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Debt With Detachable Warrant and/or Beneficial Conversion Feature

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14 (“APB No. 14”), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants. The resulting discount from the fair value of the debt allocated to the warrant, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-5 and EITF No. 00-27, a portion of the proceeds received are allocated to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, the detachable stock purchase warrants proceeds are first allocated to the stock purchase warrants and the debt, and then the resulting debt proceeds are allocated between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines, and other equipment used in the field operations, together with the gas gathering pipeline. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

The Company recognized $0 and $150,000 in the fiscal years ending February 28, 2009, and February 29, 2008, respectively. Implementing SFAS No. 143 resulted in an increase of $150,000 for the fiscal year ended February 29, 2008, in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS 159”) SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the fiscal year that begins March 1, 2008. The adoption of these new requirements did not have a material effect on the Company’s financial position, results of operations, or cash flows.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

In December 2007 the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

In December 2007 the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which, will be recharacterized as non-controlling interests and classified as a component of equity. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impacts of adopting this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations”(“SFAS No. 141(R)”), and other U.S. Generally Accepted Accounting Principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard is not expected to have an impact on our consolidated financial position or results of operations.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy). This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”(“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS No. 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS No. 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and therefore did not have a material impact on the Partnership’s consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on our financial position, results of operations and financial disclosures.

Reclassifications

Certain amounts reported in the Company’s financial statements for the years ended February 29, 2008, may have been reclassified to conform to the current year presentation.

2.	SLATER DOME GATHERING, LLLP

Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,563 plus interest due December 31, 2008. On December 26, 2008, the due date was extended to December 31, 2009. At the option of the Company, quarterly payments may be deferred until the maturity date. The balance of the note was $403,125 at February 28, 2009, and $806,250 at February 29, 2008. As a result, the Company owns the 25% general partner’s interest together with 82.76% of the Class A limited partnership interests in SDG. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

The purchase price was based on a valuation analysis of the gathering line by an independent consulting firm that provides engineering project management, due diligence and expert witness services to the oil and gas pipeline industry.

Through December 31, 2007, SDG is considered a variable-interest entity under FIN No. 46-R and has been consolidated in the Company’s financial statements.

The Company executed SDG’s limited liability limited partnership agreement (the “Partnership Agreement”). The Partnership Agreement provides that distributions will be allocated (i) first, to the Company as the General Partner in the amount of the Out-of-Pocket Costs (as defined in the Partnership Agreement) to reimburse the Company as the General Partner for such costs; (ii) second, 90% shall be distributed to the Limited Partners of SDG (pro rata in accordance with their respective Percentage Interests), as defined in the Partnership Agreement and 10% shall be distributed to the Company as the General Partner until such time as the Unreturned Capital (as defined in Partnership Agreement”) of all of the Limited Partners is reduced to zero; and (iii) thereafter, 75% to the Limited Partners (pro rata in accordance with their respective Percentage Interests) and 25% to the Company as the General Partner. Distributions shall be distributed at such time or times as the Company as the General Partner shall determine in its sole discretion. The General Partnership interest has a 10% and 25% carried interest before and after payout respectively. The Company receives 2% of gross receipts as a management fee. Further, the Company, along with the other working interest owners at the property located at the Slater Dome Prospect, have agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until the costs of the gathering pipeline are recovered and $0.25 thereafter and to dedicate their gas to the gathering pipeline. The producers at the Slater Dome Prospect have entered into a ten year agreement with SDG whereby each producer agrees to deliver a minimum daily quantity (“MDQ”) of gas during the first five years following the date the line starts transporting gas. The following table summarizes the MDQ requirements:

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Year	Minimum Producers' Aggregate MDQ/MMBtu Quantities
1	1,500
2	2,000
3	4,000
5	5,000
6	6,000
7	7,000
8	8,000
9	9,000
10	10,000

The producers have agreed to guarantee two-thirds of the original construction costs amounting to $2,609,841 through producers’ payment of gathering fees. The fees may be increased to cover annual calculations of shortfalls from the MDQ; the fee may be increased at the end of each of the first four years beginning June 3, 2005. If the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall. In the event the total gathering revenue for the proceeding year is greater than two-thirds of the construction costs divided by five, SDG will credit such excess to the following year’s comparison.

3.	CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash in the amount of $400,000 is subject to an assignment agreement/security agreement collateralizing the note payable.

4.	ACCOUNTS RECEIVABLE

The Company incurred a $217,200 charge to operations in connection with a receivable from a drilling contractor that is in collection and is fully reserved as of February 28, 2009.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2009	2008
Natural gas gathering line	$2,600,163	$2,600,163
Proved oil and gas properties	9,234,733	8,469,525
Unproved oil and gas properties	3,809,442	9,873,660
Office furniture and equipment	1,594,494	1,533,798

	17,238,832	22,477,146

Less accumulated depreciation and depletion
and amortization	(2,289,466)	(1,342,734)

Net property and equipment	$14,949,366	$21,134,412

Total depreciation and depletion of property and equipment amounted to $946,732 and $731,835 for the years ended February 28, 2009, and February 29, 2008, respectively.

During the year ended February 28, 2009, the Company recorded an impairment of $7,500,000 related to its oil and gas properties.

6.	Notes payable

On June 15, 2007, the Company acquired a facility (the “Steamboat Property”) to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The Steamboat Mortgage terms were modified on February 26, 2009 whereby the maturity date was changed to September 1, 2009. The balance on the note was $825,898 and $860,171 at February 28, 2009, and February 28, 2008, respectively.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Convertible Debentures

On July 22, 2005, the Company closed on the sale (the “Offering”) to accredited investors of 92 investment units (the “Units”) at a purchase price of $30,000 per Unit for gross and net proceeds of $2,760,000, of which $145,200 have been converted into shares of common stock. Each Unit consists of: (i) $30,000 of 2.5% two-year Convertible Debentures, convertible into 25,000 shares of Common Stock, $0.001 par value (the “Common Stock”) of the Company at the rate of $1.20 per share, the market value of the shares at the date the Company entered into the Placement Agent Agreement described below (the “Debentures”) and (ii) a three-year warrant to purchase 12,500 shares of New Frontier Energy Common Stock at an exercise price of $2.00 per share (the “Warrants”). The original Debenture conversion rate of $1.20 was adjusted to $1.08 and the original Warrant exercise price was adjusted from $2.00 to $1.33 on January 16, 2007 along with an increase in the number of warrant shares to 13,861 per unit pursuant to anti-dilution rights. On or about July 22, 2007, the holders of the previously unconverted Debentures in the principal and interest amount of $2,706,279 converted the Debentures into 2,505,354 shares of Common Stock at a price of $1.08 per share (the “Converted Debentures”). Debentures in the principal amount of $30,000 and interest of $1,500 were paid in cash to the holders.

Effective June 28, 2005, the Company entered into a Placement Agent Agreement with Westminster Securities Corporation (“Westminster” or the “Placement Agent”), pursuant to which Westminster would act as the exclusive placement agent for the Company with respect to the Offering. For acting as Placement Agent, Westminster or its designees received 170,000 shares of Common Stock, or 8% of the number of Shares of Common Stock underlying the Debentures sold by Westminster (the “Placement Agent Shares”). The Placement Agent Shares were valued at $236,300, based on an average closing price of $1.39 during the period of services. Further, Westminster or its designees received Warrants to purchase 10% of (i) the number of Shares of Common Stock underlying the Debentures sold by Westminster (assuming the initial conversion price of $1.20) and (ii) the number of shares of Common Stock underlying the Warrants issued (assuming the initial exercise price of $2.00).

The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock at the commitment date. The Warrant valuation of $1,509,798 has been allocated to additional paid-in capital. After allocating value to the Warrants, the Company used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature which amounted to $268,358. The total cost associated with the offering in the amount of $1,778,156 was amortized over 24 months commencing July 22, 2005. Amortization expense amounted to $349,673 for the year ended February 29, 2008, and is included in Debt issuance costs, non-cash in the accompanying financial statements.

7.	Asset Retirement obligations

The implementation of SFAS No. 143 during fiscal 2008 resulted in an increase of $150,000 in oil and gas properties reflected in the present value of the future asset retirement obligation, and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

A reconciliation of the Company’s asset retirement obligation liability as of February 28, 2009 and February 29, 2008 is as follows:

	February 28, 2009	February 29, 2008
Beginning asset retirement obligation	$290,000	$140,000
Liabilities incurred	—	150,000
Changes in estimates	—	—
Accretion expense	—	—

Ending asset retirement obligation	$290,000	$290,000

8.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently-enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company’s estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

The provision (benefit) for income taxes consists of the following components:

	February 28, 2009	February 29, 2008
Current	$—	$—
Deferred	—	—

	—	—

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

	February 28, 2009	February 29, 2008
Deferred tax assets:
Net operating loss carry forwards	10,750,000	6,180,300

Deferred tax liability:
Property and equipment	(2,150,000)	(1,844,000)

	8,600,000	4,336,300

Less valuation allowance	8,600,000	4,336,300

	$0	$0

A reconciliation of the statutory U.S. federal rate and effective rates is as follows for the fiscal years ended February 28, 2009 and February 29, 2008:

Statutory U.S. federal rate	34.00%
State income taxes	4.95%

38.95%
Net operating loss	-38.95%

0.00%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The Company has a consolidated tax loss carry forward of $15,866,500, which expires through 2018. However, because of the Section 382 limitation, the portion of the Company’s total net operating loss carry forward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carry forwards will not be utilized before expiration. The principle difference between the operating loss for income tax purposes and book purposes results from the income tax treatment of intangible drilling and completion costs and the tax method of accelerated depreciation of tangible equipment as compared with the straight line method for books.

9.	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On March 1, 2004, we issued 50,000 shares of Series A Preferred Stock. Effective November 8, 2004, the Series A Preferred Stock Certificate of Designation was amended to provide that the Series A Preferred Stock would rank in pari passu to the Series B Preferred Stock for payment of dividends, redemption, and liquidation. The Series A Preferred Stock paid a cumulative, preferential cash dividend at the rate of 18% of the $5.00 issue price per year, payable monthly in arrears. Pursuant to the terms of the Series A Preferred Stock, the holders of the Series A Preferred Stock could convert any or all of the shares into shares of our Common Stock at the rate of $0.65 per share and unless previously concerted, all of the Series A Preferred Stock will automatically convert into Common Stock on the two-year anniversary of the issue date, or March 1, 2006. On March 1, 2006, the Series A Preferred Stock automatically converted into 384,615 shares of the Company’s Common Stock.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

During the year ended February 28, 2007, the holder converted the accrued dividends on the Series A Preferred Stock in the amount of $7,274 to 11,191 shares of Common Stock.

As of February 28, 2009, there are no shares of the Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”). The issue price of the Series B Preferred Stock is $100.00 per share (the “Series B Issue Price”). The Series B Preferred Stock ranks in pari passu with the Series A Preferred for payment of dividends, redemption, and liquidation. Each share of Series B Preferred Stock shall be convertible, at the option of the Holder, into that number of shares of Common Stock determined by dividing the Series B Issue Price of the aggregate number of shares of Series B Preferred Stock being converted plus any accrued and unpaid dividends by $.65 per share, unless otherwise adjusted. The Series B Preferred Stock pays a cumulative, preferential cash dividend equal to 12% of the Series B Issue Price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

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

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

On or after February 1, 2007, and in the event the closing bid price of the Company’s Common Stock has closed for 20 consecutive trading days at a price not less than $1.30 (subject to adjustment), the Company may deliver notice to holders of the Series B Preferred Stock of the Company’s irrevocable election to redeem all or part of the Series B Preferred Stock. The redemption price is to be an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. The Company must provide 30 days’ written notice to the holders of the Series B Preferred Stock.

In connection with the offer and sale of Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the “Placement Agent Warrant”). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrant to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The 18,562 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,698 shares of Series B Preferred Stock and received proceeds of $269,749.

During the year ended February 28, 2009 7,813 Series B Preferred shares were converted to 1,281,980 shares of common stock. During the year ended, February 29, 2008, 4,335 Series B Preferred shares were converted to 666,924 shares of common stock.

As of February 28, 2009, there are 19,040 shares of Series B Preferred Stock issued and outstanding.

During the year ended February 28, 2009, the Company paid cash dividends on the Series B Preferred Stock in the amount of $314,927. The Company recorded accrued dividends of $261,457 as of and for the year ended February 28, 2009. During the year ended February 29, 2008, the Company paid cash dividends on the Series B Preferred Stock in the amount of $104,710. The Company recorded accrued dividends of $324,181 as of and for the year ended February 29, 2008.

Series C Convertible Preferred Stock

Effective November 22, 2006, the board of directors of the Company. approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the “Series C Preferred Stock”)

During the year ended February 28, 2007 the Company issued an aggregate of 444.50 investment units (the “Units”). Each Unit consists of: (i) $50,000 of 2.5% Series C Cumulative Convertible Preferred Stock, par value $0.001 (the “Series C Preferred”), convertible into 47,619 shares of the Company’s $0.001 par value common stock (the “Common Stock”) at a price of $1.05 per share (the “Conversion Price”); (ii) a three-year warrant to purchase 47,619 shares of Common Stock at an exercise price of $1.50 per share (the “AC Warrants”); and (iii) a three year warrant to purchase 23,810 shares of Common Stock at an exercise price of $2.00 per share (the “BC Warrants”). In connection with the purchase of a 200 Unit block, the Company agreed to grant that purchaser the right to appoint an equal number of members of the board of directors that have not been appointed by that entity as are present on the Board at any time. The Company issued 222,250 shares of Series C Preferred Stock (444.5 units) realizing gross proceeds of $22,225,000, of which $600,000 was received in advance on a note payable that was subsequently converted to Series C Preferred Stock, offset by offering expenses in the amount of $401,326 resulting in proceeds to the Company of $21,823,674.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

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

During the years ended February 28, 2009 and February 29, 2008, 3,500 and 2,750 Series C Preferred shares were converted to 333,332 and 261,904 shares of common tock respectively.

During the year ended February 28, 2009, the Company paid $12,074 in cash and issued 2,479 shares of common stock for dividends and recorded accrued dividends of $543,570. During the year ended February 29, 2008, the Company paid cash dividends on the Series C Preferred Stock in the amount of $6,983 and recorded accrued dividends of $554,895 as of and for the year ended February 29, 2008.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Warrants

During the year ended February 28, 2009, the board of directors approved the issuance of Warrants and Stock Options to investor relations firms, employees and others.

During the year ended February 29, 2008, the board of directors approved the issuance of Warrants and Stock Options to investor relations firms, employees and others.

Series A Convertible Preferred Stock and Note Payable Warrants

In connection with the Series A Preferred Stock, the Company issued warrants to purchase 150,000 shares of Common Stock in October 2004, which were adjusted to 203,072 on January 16, 2007 because of the anti-dilution rights. The Warrants originally provided the holder of the warrants the right to purchase shares of the Company’s Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007. The Warrants expired unexercised on May 1, 2008.

Series B Convertible Preferred Stock Warrants

The Company issued 4,950,000 warrants in connection with the Series B Preferred Stock placement, adjusted to 5,180,391 on January 16, 2007 because of the anti-dilution rights. The warrants originally provided the holder warrants the right to purchase shares of the Company’s Common Stock at an exercise price of $1.50, which was adjusted to $1.11 on January 16, 2007 pursuant to anti-dilution rights. On January 28, 2008, Board of Directors of the Company extended the expiration date for exercising these warrants originally set to expire on February 1, 2008 to May 1, 2008. During the fiscal year ended February 28, 2009, warrants were exercised to purchase 1,542,765 shares of common stock for proceeds of $1,712,469. The remaining warrants expired May 1, 2008.

Placement Agent Warrant Series B Preferred Stock

In connection with the offer and sale of our Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the “Placement Agent Warrant”). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrants to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The Placement Agent Warrant expired on May 1, 2008. During the year ended February 29, 2008, the Company received $52,000 for the purchase of four Units. The Series B Preferred Stock shares were simultaneously converted into 80,000 shares of Common Stock. In connection with this transaction, warrants to purchase 108,108 shares of Common Stock at $1.11, expiring May 1, 2008, were issued. On May 1, 2008, the Company issued 2,413.125 Series B Convertible Preferred shares receiving gross proceeds in the amount of $269,747 from the exercise of the 18.5625 placement agent warrants, issued in connection with the placement of our Series B Convertible Preferred stock.

2.5% Convertible Debenture Warrants

In connection with the offer and sale of the Debentures, the Company issued 1,150,000 warrants adjusted to 1,716,451 on January 16, 2007 pursuant to anti-dilution rights. The warrants provide the holders the right to purchase shares of the Company’s Common Stock at an exercise price of $1.33 after adjusting for anti-dilution. The estimated fair value of these warrants was recorded as debt issuance costs in the amount of $966,000 and was determined using the Black — Scholes Model. Each warrant expired on July 22, 2008. The fair value has been recorded as debt issuance costs at the inception of the agreements and amortized over the term of the debt.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

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

Series C Convertible Preferred Stock Warrants

AC Warrants

The AC Warrants are three year warrants issued between December 1, 2006 and January 16, 2007, are exercisable at $1.50 per common share and have a call feature (the “AC Redemption”) for $0.01 per share provided that the Company’s Common Stock has been trading at not less than $3.50 per share for twenty consecutive trading days and the underlying shares of Common Stock are subject to an effective registration statement that has been continuously effective for a minimum of thirty days. The AC Redemption shall take effect, which date shall be at least 65 calendar days after the redemption notice is sent to Holder, provided, however, that the maximum aggregate redemption amount for all holders of the same class as the AC Warrant (the “Aggregate Redemption Amount”) per calendar week shall be 25% of the average daily trading volume of the Company’s Common Stock for the 20 trading days preceding each such redemption notice. The Aggregate Redemption Amount shall be applied on a pro-rata basis to each holder of warrants of the same class as the AC Warrant based upon the respective number of shares of Common Stock underlying each holder’s warrants.

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

The AC Warrants have certain conversion cap limitations which prevent the Company and the holders of the AC Warrants from effecting any exercise of the AC Warrants to the extent that, after giving effect to the exercise, a holder and its affiliates would beneficially own in excess of certain beneficial ownership limitations. The “Beneficial Ownership Limitation” is (i) 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the AC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares under the AC Warrants is less than 5,000,000, and (ii) 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the AC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares hereunder is 5,000,000 or more. The Beneficial Ownership Limitation with respect to a holder subject to the 4.99% limitation described in part (i) of the definition of Beneficial Ownership Limitation, may be waived by such holder, at the election of such holder, upon not less than 61 days’ prior notice to the Corporation, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of the AC Warrant held by the applicable holder. Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived. The Beneficial Ownership Limitation with respect to a holder subject to the 9.99% limitation may not be waived by such holder. The Beneficial Ownership Limitation shall terminate with respect to any Warrant Shares being redeemed by the Company, which termination shall be effective 60 days subsequent to the transmission of a Redemption Notice to the holder.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

As of February 28, 2009, there were 21,166,658 AC Warrants issued and outstanding and none had been exercised and the expiration date is as follows:

December 1, 2009	9,523,800
December 29, 2009	2,061,911
January 16, 2010	9,580,947

21,166,658

BC Warrants

The BC Warrants are three year warrants issued between December 1, 2006 and January 16, 2007, are exercisable at $2.00 per common share and have a call feature (the “BC Redemption”) for $0.01 per share provided that the Company’s Common Stock has been trading at not less than $4.00 per share for twenty consecutive trading days and the underlying shares of Common Stock are subject to an effective registration statement that has been continuously effective for a minimum of thirty days. The BC Redemption shall take effect, which date shall be at least 65 calendar days after the redemption notice is sent to Holder, provided, however, that the maximum aggregate redemption amount for all holders of the same class as the BC Warrant (the “BC Aggregate Redemption Amount”) per calendar week shall be 25% of the average daily trading volume of the Company’s Common Stock for the 20 trading days preceding each such redemption notice. The BC Aggregate Redemption Amount shall be applied on a pro-rata basis to each holder of warrants of the same class as the BC Warrant based upon the respective number of shares of Common Stock underlying each holder’s warrants.

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

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

The BC Warrants have certain conversion cap limitations which prevent the Company and the holders of the BC Warrants from effecting any exercise of the BC Warrants to the extent that, after giving effect to the exercise, a holder and its affiliates would beneficially own in excess of certain beneficial ownership limitations. The “Beneficial Ownership Limitation” is (i) 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the BC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares under the BC Warrants is less than 5,000,000, and (ii) 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the BC Warrants held by the applicable holder, with respect to any holder whose initial number of Warrant Shares hereunder is 5,000,000 or more. The Beneficial Ownership Limitation with respect to a holder subject to the 4.99% limitation described in part (i) of the definition of Beneficial Ownership Limitation, may be waived by such holder, at the election of such holder, upon not less than 61 days’ prior notice to the Corporation, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of the BC Warrant held by the applicable holder. Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived. The Beneficial Ownership Limitation with respect to a holder subject to the 9.99% limitation may not be waived by such holder. The Beneficial Ownership Limitation shall terminate with respect to any Warrant Shares being redeemed by the Company, which termination shall be effective 60 days subsequent to the transmission of a Redemption Notice to the holder.

As of February 28, 2009, there were 10,583,545 BC Warrants issued and outstanding and none had been exercised. and the expiration date is as follows:

December 1, 2009	4,762,000
December 29, 2009	1,030,973
January 16, 2010	4,790,572

10,583,545

Placement Agent Warrants for Series C Offering

For acting as the placement agent for the sale of the Series C Preferred Stock, the Placement Agent or its designees are entitled to receive warrants to purchase 439,287 shares of the Company’s Common Stock at a price of $1.05 per share (the “Placement Agent Warrant”), 439,287 shares of the Company’s Common Stock at a price of $1.50 per share on similar terms as the AC Warrants (the “AC Placement Agent Warrants”) and 219,645 shares of the Company’s Common Stock at a price of $2.00 per share on similar terms as the BC Warrants (the “BC Placement Agent Warrants”). The AC Placement Agent Warrants and the BC Placement Agent Warrants are included in the amount of AC Warrants and BC Warrants issued and outstanding. Each of the Placement Agent Warrants, AC Placement Agent Warrants and BC Placement Agent Warrants expires on January 16, 2010.

The AC Placement Agent Warrants may be called on the same terms as the AC Redemption. The BC Placement Agent Warrants may be called on the same terms as the BC Redemption.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Nonqualified Stock Options

On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). Options representing 1,950,00 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009. The Company’s stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $561,000 was amortized in the fiscal year ended February 28, 2009.

On January 30, 2008, the Company issued a three-year nonqualified stock option for 100,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on January 30, 2008 was $1.20 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.11%, and a life of three years, the estimated fair value of the grant is $41,400 which was recorded as general and administrative, stock compensation expense in the fiscal year ended February 29, 2008.

On December 31, 2007, the Company issued a three-year nonqualified stock option for 100,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services rendered. The closing price of the stock on December 31, 2007 was $1.17 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.04%, and a life of three years, the estimated fair value of the grant is $40,200 which was recorded as general and administrative, stock compensation expense in the fiscal year ended February 29, 2008.

On October 15, 2007, the Company issued a three-year stock purchase warrant for 350,000 shares of Common Stock at an exercise price of $2.00 per share to an unrelated party for shareholder relations services. The closing price of the stock on October 15, 2007, was $1.15 per share. Using the Black-Scholes model with estimated volatility of 72.41%, risk-free interest rate of 4.25%, and a life of three years, the estimated fair value of the grant is $143,900, which was recorded as general and administrative expense, stock compensation expense in the fiscal year ended February 29, 2008.

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

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31; 2,250,000 options expire November 10, 2011 and 1,700,000 options expire on November 30, 2014. The Company’s stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options was recorded at $4,124,400 and $515,550 is being amortized quarterly as the options vest. During the fiscal years ended February 28, 2009, February 29, 2008, and February 28, 2007, $1,031,100, $2,062,000 and $1,031,100, respectively, were charged to general and administrative stock compensation expense.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

The following table summarizes information about fixed-price stock options and warrants outside of the plans at February 28, 2009 and February 29, 2008.

	February 28, 2009		February 29, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of period	40,100,012	$1.59	40,128,657	$1.34

Granted	501,689	$1.11	658,108	$2.00

Exercised	(1,542,765)	$1.11	(686,753)	$1.02

Expired	(6,058,733)	$1.11	—	$—

End of period	33,000,203	$1.68	40,100,012	$1.59

Non-incentive Stock Option Plan Shares Exercisable

	February 28, 2009		February 29, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of period	2,962,500	$1.25	987,500	$1.25

Vested	1,718,750	$1.15	1,975,000	$1.25

Exercised	—	$—	—	$—

Expired	—	$—	—	$—

End of period	4,681,250	$1.21	2,962,500	$1.25

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

As a result of the grant of stock options to certain employees and others during the year ended February 28, 2009 the following increase in options and warrants is summarized as follows:

Number of Shares Exercisable
Warrants exercisable at $1.01	731,250

Warrants exercisable at $1.25	987,500

1,718,750

Equity Incentive Stock Option Plan

In August 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan which was adopted on June 11, 2007 at a special meeting of the shareholders. No options have been granted under the plan.

On June 6, 2003, the Board of Directors adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (“The Plan”). The Plan allows for the issuance of incentive (qualified) options and non-qualified options and the grant of stock or other equity incentives to employees, consultants, directors, and others providing service of special significance to our company. The Plan is administered by a committee to be appointed by the Board of Directors, or in the absence of that appointment, by the Board itself. The Plan provides for the issuance of up to 625,000 shares or options. No option may be exercised more than ten years from the date of grant. The Plan expires in 2013. On January 30, 2008, the Company issued two ten-year qualified stock options for an aggregate of 25,000 shares of Common Stock at an exercise price of $1.20 per share to certain employees. The closing price of the stock on January 30, 2008 was $1.20 per share. Using the Black-Scholes model with estimated volatility of 69.08%, risk-free interest rate of 4.11%, and a life of ten years, the estimated fair value of the grants is $23,300 which was recorded as general and administrative, stock compensation expense.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

The changes in the outstanding stock options during the years ended February 28, 2009 and February 29, 2008 are summarized as follows:

	February 28, 2009		February 29, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of period	584,333	$0.89	559,333	$0.88

Granted	—	$—	25,000	$1.20

Exercised	—	$—	—	$0.75

Expired	—	$—	—	$—

End of period	584,333	$0.89	584,333	$0.89

At February 28, 2009, the weighted average remaining contractual life for the $1.00 options is 25 years, the weighted average remaining contractual life for the $0.75 options is 2.87 years, the remaining weighted average remaining contractual life for the $1.15 options is 1.20 years, and the remaining weighted average remaining contractual life for the $1.20 options is 8.91 years.

The following table summarizes the options and warrants outstanding and exercisable at February 28, 2009:
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.75 to $1.50	26,432,241	1.74	$1.43
$1.51 to $2.75	11,833,545	0.92	$2.00

	38,265,786

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

10.	LITIGATION

The Company is a co-plaintiff in a cause of action against a landowner over an easement for access to the Focus Ranch Federal 12-1 well (Federal District Court of Colorado Civil Case. NO 07CV02393, Clayton Williams Energy, Inc and New Frontier Energy, Inc. v. Stull Ranches, LLC). On May 15, 2009, the Company, Clayton Williams Energy, Inc. and Stull Ranches, LLC agreed to settlement the Focus Ranch Litigation. The terms of the settlement include the Company paying the legal fees of Stull Ranches, an amount that is currently unknown and to be determined by an arbitrator at a later date.

The Company is the plaintiff in a cause of action to recover an unused deposit from a drilling contractor. The Company is seeking to recover the deposit in the amount of $217,200 ( Arapahoe County District Court, 2009CV689, New Frontier Energy, Inc. v. Aspen Drilling, LLC).

11.	COMMITMENTS

Laws and Regulations

The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

Employment Agreements

The Company has written employment agreements with its two executive officers. Pursuant to their employment agreements, said officers devote such time as each deems necessary to perform their duties to the Company and are subject to conflicts of interest. The employment agreements expire on December 31, 2009; however, they are automatically renewable on an annual basis for additional one-year increments. Pursuant to the employment agreements, the Officers receive base salary compensation in the aggregate amount of $310,000 per annum, adjusted annually at the rate of inflation as measured under the federal Consumer Price Index or ($6,000), whichever is greater. The compensation is subject to annual escalations based on cost of living and merit increases approved by the Board.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

12.	BUSINESS SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the years ended February 28, 2009, and February 29, 2008 is presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated
February 28, 2009

Revenues	$1,219,565	$136,117	$1,355,682

Income (loss) before taxes	$(12,398,565)	$(33,800)	$(12,432,365)

Total assets	$14,568,153	$2,214,739	$16,782,892

Property additions	$2,261,686	$--	$2,261,686

Interest expense	$(81,189)	$--	$(81,189)

Depreciation, depletion and amortization	$816,240	$130,492	$946,732

	Oil & Gas	Gas Gathering	Consolidated
February 29, 2008

Revenues	$622,442	$135,297	$757,739

Income (loss) before taxes	$(6,303,024)	$(40,347)	$(6,343,371)

Total assets	$23,815,167	$2,394,456	$26,209,623

Property additions	$5,493,729	$--	$5,493,729

Interest expense	$(83,172)	$--	$(83,172)

Debt issuance costs, non-cash	$(365,517)	$--	$(365,517)

Depreciation, depletion and amortization	$601,343	$130,492	$731,835

13.	RELATED PARTIES

The Company executed an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2006, for a three-year term. The Company continues to lease the office space on a month to month basis. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $32,000 in fiscal years 2009 and 2008.

The Company paid a corporation controlled by one of the directors for geologic consulting $68,750 and $85,000 in fiscal 2009 and 2008, respectively.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

SDG accrued management fees in the amount of $8,176 in fiscal 2008 to an entity 50% owned by the president of the Company.

Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest, was due December 31, 2008. On December 26, 2008, the due date was extended to December 31, 2009. The Company paid principal payments of $403,125 in the fiscal year ended February 28, 2009. The Company accrued interest in the amount of $16,373 and $3,534 in the fiscal years ended 2009 and 2008 respectively. The Company paid interest in the amount of $18,196 in the fiscal year ended February 28, 2009. At the option of the Company, quarterly payments may be deferred until the maturity date. As a result, the Company owns the 25% general partner’s interest together with 82.76% of the Class A limited partnership interests in SDG. The Company will receive 84.487% of SDG cash distributions until the limited partners have received cash distributions equal to their initial capital contributions and 87.07% of cash distributions thereafter.

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

As of February 28, 2007, the Company had a convertible subordinated debenture owed to NRGG in the amount of $608,194. During the year ended February 29, 2008, this debenture and all related interest were paid in full. The Company’s President and Chief Executive Officer is a manager and owns 50% of the membership interests of NRGG.

14.	MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.

15.	DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows (all in the United States):

	February 28, 2009	February 29, 2008
Property Acquisition Costs:
Proved properties	$—	$1,041,000
Unproved properties	$1,079,808	$182,451
Exploration costs	$221,841	$249,848
Development costs	$1,121,182	$4,586,950

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows (all in the United States):

	February 28, 2009	February 29, 2008
Operating Revenues	$1,219,565	$622,442

Costs and expenses:
Production	1,198,538	1,498,829
Exploration	221,841	249,848
Depletion, depreciation
and amortization	682,400	497,100

Total costs and expenses	3,322,344	2,245,777

(Loss) from oil and gas producing activities	$(2,102,779)	$(1,623,335)

16.	SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (“SEC”) and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

At February 28, 2009, the Company prepared its own internal reserve report and in accordance with definition of proved oil and gas reserves as found in Regulation S-X of the securities Exchange Act of 1934, there were no recoverable reserves from the Company’s wells at the existing economic and operating, conditions, i.e. prices and costs as of February 28, 2009.

At February, 29, 2008, the estimated oil and gas reserves presented herein were derived from reports prepared by Questa Engineering, Corp., and an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material. The properties included in the oil and gas reserve estimates are those properties at the Slater Dome Prospect that are connected to the gas gathering pipeline at February 28, 2009, and February 29, 2008.

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

February 28, 2009

Estimated Oil and Gas Reserve Quantities.

Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

	Natural Gas in MCF
	2009	2008	2007
Beginning balance at March 1	15,561,000	12,114,000	6,006,000
Revisions of previous estimates	(15,327,412)	—	(2,080,500)
Extensions and discoveries	—	3,587,000	—
Sales of reserves in place	—	—	—
Improved recovery	—	—	—
Purchases of reserves	—	—	8,214,000
Production	(233,588)	(140,000)	(25,000)

Proved developed net reserves at
February 28	—	15,561,000	12,114,500

All of the Company’s oil and gas reserves are classified as proved developed or proved undeveloped.

Standardized Measure of Discounted Future Net Cash Flow

The table below has been developed utilizing procedures prescribed by SFAS 69 “Disclosures about Oil and Gas Producing Activities” and based on natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following tables should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The Company is of the opinion that the following factors should be taken into account in reviewing the following information:

Future costs and selling prices will probably differ from these required to be used in these calculations;

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations;

Selection of a 10% discount rate, as required by SFAS 69, is arbitrary and may not be reasonable as a measure of risk inherent in realizing future net oil and gas revenues; and

Future net revenues may be subject to different rates of income taxation.

The table below sets forth a standardized measure of the estimated discounted future net cash flow attributable to the Company’s proved oil and gas reserves. Estimated future cash inflows were computed by applying prices of $0.00, $7.30 and $5.21 per MCF of natural gas to the estimated future production of proved oil and gas reserves at February 28, 2009, February 29, 2008 and February 28, 2007 respectively. There were no extensions, discoveries or improved recoveries for the year ended February 28, 2007. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized measure of cash flows:

Principal changes in the Standardized Measure for the years ended February 28, 2009, and February 29, 2008 are summarized as follows:

	February 28, 2009	February 29, 2008
Standard measure as of beginning of fiscal year	$25,664,900	$12,256,100

Sales of gas produced, net of production costs	(21,027)	(876,387)
Extensions and discoveries	—	32,229,489
Net change in prices and production costs related to
future production	(11,393,913)	11,513,580
Development costs incurred during the year	—	(4,586,950)
Changes in estimated future development costs	(13,240,660)	(4,828,700)
Development costs incurred during the year	—	—
Revisions of quantity estimates	—	—
Changes in discount	—	(8,285,500)
Net change in income taxes	(17,415,200)	(10,171,400)
Accreciation of discount	16,405,900	—
Changes in timing and other	—	(1,585,332)

Aggregate change	(25,664,900)	13,408,800

Standardized measure, as of the end of the fiscal year	$—	$25,664,900

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

Subsequent Events:

On May 15, 2009, the Company, Clayton William and Stull Ranches, LLC agreed to settlement the Focus Ranch Litigation. As of the date of this Annual Report, the formal settlement agreement has not been prepared or executed. Pursuant to the anticipated terms of the settlement agreement, among other things, Stull Ranches, LLC agreed to assign the Company the easement it had granted to Clayton Williams, which will remain in full force and effect and the Company agreed to pay Stull Ranches, LLC’s attorney fees. The amount of attorneys fees are to be determined by an arbitrator. The Company agreed to limited access along the easement during various big game hunting seasons.