Form 10-Q
period 2009-05-31
NEW FRONTIER ENERGY INC
filed 2009-07-15
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number: 0-50472

NEW FRONTIER ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1530098

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1789 W. Littleton Blvd., Littleton, CO 80120

(Address of principal executive offices)

(303) 730-9994

(Issuer’s telephone number)

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No ☒

As of July 13, 2009, 13,448,037 shares of common stock were outstanding.

NEW FRONTIER ENERGY, INC.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2009 (Unaudited)	February 28, 2009

ASSETS
CURRENT ASSETS
Cash	$510,406	$856,475
Accounts receivable, trade	654,568	583,628
Prepaid expenses	239,261	233,423

Total current assets	1,404,235	1,673,526

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND DEPLETION OF $2,483,692 and $2,278,466 as of May 31, 2009 and February 28, 2009 respectively	14,774,315	14,949,366

OTHER ASSETS
Deposits	160,000	160,000

	$16,338,550	$16,782,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,090,685	$862,248
Notes payable, affiliates	403,125	403,125
Notes payable, current portion	822,569	825,898
Dividends payable	2,176,654	1,999,083
Accrued expenses	379,437	376,133
Accrued interest	5,355	2,459
Accrued interest, affiliates	3,766	1,712
Accounts payable, affiliates	36,430	36,430

Total current liabilities	4,918,021	4,507,088

LONG TERM LIABILITIES

Asset retirement obligation	290,000	290,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	377,441	416,516

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized none issued and outstanding	—	—
Series B Convertible, 36,036 shares authorized 19,040 issued and outstanding as of May 31, 2009 and February 28, 2009	20	20
Series C Convertible, 230,000 shares authorized 216,000 issued and outstanding as of May 31, 2009 and February 28, 2009	216	216
Common stock, $.001 par value, 500,000,000 shares authorized, 13,441,884 shares issued and outstanding as of May 31, 2009 and February 28, 2009	13,441	13,441
Additional paid in capital	43,838,103	43,460,402
Accumulated (deficit)	(33,098,692)	(31,904,791)

	10,753,088	11,569,288

	$16,338,550	$16,782,892

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31, 2009	May 31, 2008

Operating revenues
Oil and gas sales	$87,822	$450,519
Gathering fees	37,832	47,328

	125,654	497,847

Operating expenses
Exploration costs, including dry holes	63,786	49,811
Lease operating expenses	188,228	291,184
Cost of gas gathering	651	648
General and administrative	340,076	524,966
Issuance of common stock warrants	330,800	515,550
Depreciation, depletion and amortization	194,226	265,177

Total operating expenses	1,117,767	1,647,336

(Loss) from operations	(992,113)	(1,149,489)

Other income (expense)
Interest income	829	21,547
Interest expense	(18,131)	(21,338)

Other income (expense), net	(17,302)	209

(Loss) before income taxes	(1,009,415)	(1,149,280)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Minority interest in net (income) of consolidated subsidiary	(6,915)	(11,018)

Net (loss)	(1,016,330)	(1,160,298)

Preferred stock dividends and distributions to minority interests	(177,571)	(229,317)

Net (loss) attributable to common shareholders	$(1,193,901)	$(1,389,615)

Net (loss) per common share
Basic and diluted	$(0.09)	$(0.13)

Weighted average shares outstanding
Basic and diluted	13,441,884	10,731,350

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 31, 2009	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,016,330)	$(1,160,298)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation, depletion and amortization	194,226	265,177
Minority interest in net income of consolidated subsidiary	6,915	11,018
Stock option expenses, amortization and grants	330,800	515,550
(Increase) decrease in assets:
Accounts receivable, trade	(70,940)	(123,619)
Prepaid expense	(5,838)	15,699
Increase (decrease) in liabilities:
Accounts payable	228,437	(491,123)
Accrued expenses	8,254	236,178

Net cash (used in) operating activities	(324,476)	(731,418)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in other assets	—	33,300
Purchase of property and equipment	(19,175)	(587,057)

Net cash (used in) investing activities	(19,175)	(553,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(3,329)	(8,568)
Proceeds from common stock warrant conversions	—	1,712,469
Proceeds from exercise of placement agent warrants	—	269,747
Preferred stock dividends paid	—	(1,544)
Cost of issuance of equity for cash	—	(9,145)
Minority interest in subsidiary	911	(14,072)
Distributions to minority interest holders in consolidated subsidiary	—	(13,823)

Net cash (used in) provided by financing activities	(2,418)	1,935,064

INCREASE (DECREASE) IN CASH	(346,069)	649,889
BEGINNING BALANCE	856,475	3,602,939

ENDING BALANCE	$510,406	$4,252,828

Cash paid for income taxes	$—	$—

Cash paid for interest	$13,181	$18,872

Supplemental schedule of non-cash investing and financing activities:

Series B and C preferred stock converted to common stock	$—	$140

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

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

Principles of Consolidation

The May 31, 2009, financial statements include the accounts of the Company and SDG as of and for the three months ended March 31, 2009 and 2008. SDG has a calendar quarter end, March 31, which is consolidated with the Company effective May 31, 2009 and 2008. All significant intercompany accounts and transactions in 2009 and 2008 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

Unaudited Statements

The financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2009, included in the Company’s annual report on Form 10-K filed with the Commission on May 29, 2009.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant operating losses. As of May 31, 2009, we have limited financial resources until such time that we are able to generate positive cash flow from operations. The Company has a working capital deficiency of $3,513,786 at May 31, 2009 and $2,833,562 at February 28, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenue from our planned business operations and control exploration costs. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Reclassifications

Certain amounts reported in the Company’s financial statements for the three months ended May 31, 2008, have been reclassified to conform to the current period presentation.

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

At May 31, 2009 the balance of the note payable is $403,125. Interest in the amount of $2,054 has been accrued for the three-month period ended May 31, 2009.

3.	NOTES PAYABLE

On June 15, 2007, the Company acquired a facility (the “Steamboat Property”) to be used as a field office and provide lodging while Company personnel are working the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which bears interest at a rate of 7.56% per annum. The Steamboat Mortgage requires equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage can be prepaid at any time without penalty. The Steamboat Mortgage is collateralized by the Steamboat Property. The Steamboat Mortgage terms were modified on February 26, 2009 whereby the maturity date was changed to September 1, 2009. The balance on the Steamboat Mortgage is $822,569 and $825,898 at May 31, 2009, and February 28, 2009, respectively. Interest in the amount of $13,181 was paid and $5,355 has been accrued on the Steamboat Mortgage as of May 31, 2009.

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

In connection with the offer and sale of Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the “Placement Agent Warrant”). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrants to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stock holders. The 18.562 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,698 shares of Series B Preferred Stock and received proceeds of $269,749.

As of May 31, 2009, there were 19,040 shares of the Series B Preferred issued and outstanding.
The Company paid $0 in dividends and accrued $41,461 on the Series B Preferred resulting in accrued dividends in the aggregate amount of $863,985 as of May 31, 2009.

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

As of May 31, 2009, there were 216,000 shares of the Series C Preferred Stock issued and outstanding.

The Company paid $0 in dividends on the Series C Preferred Stock and accrued $136,110 on the Series C Preferred Stock resulting in accrued dividends in the aggregate amount of $1,312,669 as of May 31, 2009.

Non-Qualified Stock Options

On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). Options representing 1,950,00 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009. The Company’s stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $330,800 was amortized in the three months ended May 31, 2009.

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31; 2,250,000 options expire November 10, 2011 and 1,700,000 options expire on November 30, 2014. The Company’s stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options were recorded at $4,124,400 and was amortized $515,000 per quarter as the options vested. During the three months ended May 31, 2008 the options were charged to general and administrative stock compensation expense. The options were fully vested and amortized during fiscal year ended February 28, 2009.

The activity for the Non-Qualified Stock Options during the three months ended May 31, 2009 is summarized as follows:

	May 31, 2009
	Shares	Weighted Average Exercise Price

Beginning of period	4,681,250	$1.21
Vested	431,250	$1.01
Exercised	—	$—
Expired	—	$—

End of period	5,112,500	$1.20

A summary of the incentive stock option activity during the three months ended May 31, 2009 is summarized in the following table:

	May 31, 2009
	Shares	Weighted Average Exercise Price

Beginning of period	584,333	$0.89
Granted	—	$—
Exercised	—	$—
Expired	(50,000)	$1.00

End of period	534,333	$0.88

The following tables summarize information about fixed-price stock options and warrants during the three months ended May 31, 2009:

	May 31, 2009
	Shares	Weighted Average Exercise Price

Beginning of period	33,000,203	$1.68
Granted	—	$—
Exercised	—	$—
Expired	—	$—

End of period	33,000,203	$1.68

The following table summarizes the options and warrants outstanding and exercisable at May 31, 2009:

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price

$0.75 to $1.50	26,813,491	1.59	$1.42
$1.51 to $2.75	11,833,545	0.67	$2.00

	38,647,036

In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of May 31, 2009, no options have been granted under the plan.

5.	RELATED PARTIES

The Company paid $8,000 during the three months ended May 31, 2009 and 2008, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

The Company paid a corporation controlled by one of the former directors and a shareholder $9,375 and $15,000 for geological consulting during the three months ended May 31, 2009 and 2008 respectively.

6.	BUSINESS SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the three months ended May 31, 2009 and 2008, are presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated

May 31, 2009
Revenues	$87,822	$37,832	$125,654
(Loss) before taxes	$(1,000,212)	$(9,203)	$(1,009,415)
Total assets	$14,143,217	$2,195,333	$16,338,550
Property additions	$19,175	$—	$19,175
Interest expense	$(18,131)	$—	$(18,131)
Depreciation, depletion and amortization	$161,603	$32,623	$194,226

May 31, 2008
Revenues	$460,778	$37,069	$497,847
Loss before taxes	$(1,147,730)	$(1,551)	$(1,149,280)
Total assets	$24,811,548	$2,444,466	$27,256,014
Property additions	$587,057	$—	$587,057
Interest expense	$(21,338)	$—	$(21,338)
Depreciation, depletion and amortization	$232,554	$32,623	$265,177

7.	SUBSEQUENT EVENTS

In June 2009, the Company issued an aggregate of 6,153 shares of common stock pursuant to conversion of 40 shares of Series B Preferred Stock.

On June 17, 2009, the Company, Stull Ranches, LLC, and Clayton Williams Energy, Inc. entered into a settlement agreement relating to the Easement Agreement granted by Stull Ranches, LLC to Clayton Williams Energy, Inc. which granted access to a road which serviced the Federal 12-1 and Federal 3-1 wells in the Focus Ranch Unit. The terms of the settlement consented to Clayton Williams’ assignment of the easement to the Company. Further, the Company is obligated to pay Stull Ranches attorneys’ fees and litigation expense, as determined by an independent arbiter, in connection with the lawsuit to allow the assignment of the easement. Additionally, the Company agreed not to engage in coal bed methane exploration or production within the boundaries of the Focus Ranch Unit.

On June 23, 2009 the Company entered into a Letter of Offer with Entek Energy, Limited “Entek”) under which the Company agreed to enter into a farm-out agreement with Entek. The proposed terms of the farm-out provided among other things, (i) completion of Entek’s due diligence during a four week period, (ii) the negotiation of a definitive farm-out agreement, (iii) the negotiation of a definitive joint operating agreement, and (iv) loaning the Company $1 million dollars under a promissory note. The principal terms of the proposed farm-out agreement are as follows:

•

Entek will spend approximately US$13.6 million over a four-year period on exploration and development within an area of mutual interest (“AMI”) to earn 55% of the Company’s interest in its acreage and assets and any new acreage acquired during the four-year term of the farm-out within the AMI (“Assets”). One million dollars will be loaned to the Company as more fully described below and the remaining $12.6 million is expected to be advanced as follows:

	1.	In year one Entek shall expend $3.0 million and will earn 16.25% of the Company’s interest in the Assets.

	2.	In year two Entek shall expend $4.0 million and will earn 16.25% of the Company’s interest in the Assets.

	3.	In year three Entek shall expend $4.0 million and will earn 16.25% of the Company’s interest in the Assets.

	4.	In year four Entek shall expend $1.5385 million and will earn 6.25% of the Company’s interest in the Assets.

•	Entek may terminate the farm-out at any time; however if termination is prior to Entek meeting the 1st year commitment of $3.0 million, Entek will not have earned any interest in the Company’s Assets.

•

After the first year farm-in is completed, Entek may terminate the farm-out agreement and will retain a pro-rata interest in the Company’s Assets, based upon the funds that Entek has expended at that time as a proportion of $13.6 million.

•	Entek and the Company will enter into a definitive Joint Operating Agreement at the time that the definitive farm-out agreement is signed.

•	Entek will have the right to become the operator at the time that its interest in the Assets exceeds the Company’s interest.

•

Concurrently with the execution of the definitive farm-out agreement and the definitive joint operating agreement that it will loan the Company $1.0 million under a promissory note (“Note”). The proposed terms of the Note are as follows:

	•	Maturity date – two years from the date of issuance.

	•	Interest Rate - 6 month US Dollar LIBOR plus 5%, calculated for any month or part month, based on the rate on the last business day of the previous month, paid quarterly.

	•	Prepayment of the Note - at any time from issue, with penalty of 3 months interest.

	•	The Company shall provide Entek with perfected, first priority liens and security interests on certain of the Company’s assets.

	•	In the event the Company fails to pay off the Convertible Notes and accrued interest on the maturity date, Entek shall have the right to:

1.

Recover outstanding amount through 100% of the Company’s production proceeds and further interest shall accrue until full settlement is completed. This option shall only be considered by Entek if full recovery can be demonstrated within 1 year from the maturity date;

		2.	Convert the sum payable to the Company’s common stock at the conversion rate of the weighted average price for the period 60 days prior to the maturity date discounted 25%;

3.	Exercise its rights and remedies under its liens and security interests, including, but not limited to, foreclosure on all or any portion of the assets covered thereby; and

4.

In the event full recovery of all amounts due and payable to Entek are not recovered through 1. through 3. above, Entek reserves the right to proceed to enforce the collection thereof and to obtain such other relief as may be available at law or equity.

On July 7, 2009, the Company completed refinancing (the “New Steamboat Mortgage”) the Steamboat Property used as a field office and lodging facility. The New Steamboat Mortgage, in the amount of $635,000, is collateralized by the Steamboat Property with a one term due July 7, 2010, bearing interest at the rate of 10%. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 has been prepaid. The Company has the option to prepay the New Steamboat Mortgage in full, or in part, without penalty and should the Company prepay the New Steamboat Mortgage, the unamortized prepaid interest will be returned to the Company. Cash in the amount of $400,000 subject to an assignment security agreement collateralizing the original steamboat mortgage was released.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and the following:

•	The general state of the economy;

•	Our ability to find third parties to implement our plan of operations in drilling additional wells at the Slater Dome Field (as defined below) and prove reserves at the Focus Ranch Unit;

•	Our ability to successfully implement our plan of operations;

•	Our ability to raise additional capital, as it may be affected by general economic conditions, current conditions in the stock market and competition in the oil and gas industry for risk capital;

•	Environmental and other regulations, as the same presently exist and may hereafter be amended;

•	Our ability to identify, finance and integrate other acquisitions;

•	Volatility of our stock price; and

•	Actions of overseas producers of oil and natural gas over which we have no control.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-K for the year ended February 28, 2009, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2009.

Overview

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. The Company owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater Dome Field consists of 33.303 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,276 net acres, of which we own 100% of the working interest. The North Slater Dome Field, consisting of 600 gross acres, of which we own a 100% working interest. The Focus Ranch Unit consists of approximately 34,225 gross acres, 31,658 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well (“Focus Ranch Unit”). On June 4, 2007, we entered into an agreement to acquire and take over operations for the Focus Ranch Unit from Clayton Williams Energy, Inc. (“Clayton Williams”). On July 31, 2007, the Company entered into an amended Farmout Agreement with Clayton Williams, whereby the Company shall become the operator of and acquire Clayton William’s interest in the Focus Ranch Unit. Clayton Williams will retain a 1% working interest in the Unit and the Company will acquire the balance of Clayton Williams’s interest ranging between a 74% and a 99% working interest. The terms of the farm-out agreement provide that if commercial production from the Unit is established, the Company will make a production payment from 35% of the net proceeds at the wellhead to the farmor. If the Unit is abandoned, we are obligated to plug and abandon the Focus Ranch Federal 12-1 Drill Site and reclaim the site together with the existing 12-mile service road to BLM standards. The Company is in the process of receiving assignment of the acreage in Focus Ranch Unit and pursuant to the agreement, Clayton Williams shall resign as the operator of the Focus Ranch Unit and agrees to vote for the Company as the successor operator. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit. The Weitzel prospect located in Denver Julesburg Basin prospect consists of 16,560 gross acres (11,731 net acres) of which we own 100%.

We plan to complete the testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well and reenter and test the Federal 3-1 well at the Focus Ranch Unit. We have entered into an agreement with Entek Energy, Limited (“Entek”) whereby the Company agreed to enter into a farmout agreement with Entek by July 23, 2009. The agreement provides, when executed, that Entek will expend up to $13.6 million over 4 years to develop an agreed area of mutual interest within our existing properties. In the initial year of the proposed farmout, Entek has agreed to expend $3 million to earn 16.25% of the Company’s interest in the aforementioned prospects together with an interest in Slater Dome Gathering, LLLP and will loan the Company $1 million dollars payable two years from execution of the promissory note. We intend to sell a portion of our Weitzel Prospect located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee. We also plan to evaluate opportunities to acquire other interests in oil and gas properties.

The following discussion and analysis covers the consolidated financial condition of the Company at May 31, 2009, changes in our financial condition since February 28, 2009, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2009 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2009.

Results of Operation: Three months ended May 31, 2009 compared to the three months ended May 31, 2008

          For the three months ended May 31, 2009 we reported a net loss attributable to common shareholders of $1,193,901 or $0.09 per share on revenue of $125,654. This compares to a net loss attributable to common shareholders of $1,389,615 or $0.13 per share, on revenue of $497,847, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the dewatering process of our wells, stabilize production of the coal-bed methane gas and bring the Focus Ranch Unit wells into production, if they are commercially feasible.

          Revenues for the three months ended May 31, 2009 were $125,654 compared with $497,847 for the three months ended May 31, 2008, a decrease of $372,193 or 74.76%. Oil and gas revenues during the three months ended May 31, 2009 were $87,822 compared with $450,519 during the three months ended May 31, 2008, a decrease of $362,697 or 80.51%. The reason for the change is twofold and is a function of production and the sales price of the gas. Production to our interest decreased approximately 22,454 MMBTU (39.04%) compared to the three-month period ending May 31, 2008. The decrease in production is principally attributable to a decline because 4 wells were shut in for the winter months and two wells are shut in awaiting a workover rig. Average gas sales prices decreased by $5.73 per MCF or 70.76% from $8.09 to $2.37 during the three months ended May 31, 2009 as compared to the three months ended May 31, 2008. Gathering and operating fees were $37,832 for the three months ended May 31, 2008 compared with $47,328 for the three months ended May 31, 2008, a decrease of $9,496 or 20.06%. The decrease in gathering and operating fees is principally attributable to decrease in production from the Slater Dome field; SDG revenues from the gathering pipeline were $26,844 for the three months ended March 31, 2009 compared with $37,069 for its quarter ended March 31, 2008, a decrease of $10,225 or 27.58%. Operating fees were $10,948 in the three months ended May 31, 2009 as compared with $10,252 in the three months ended May 31, 2008, an increase of $696 or 6.79%; such increase is related to adjusting the operating fees in accordance with the operating agreement and is considered normal in the ordinary course of business.

          Exploration costs for the three months ended May 31, 2009 were $63,736 compared with $49,811 for the three months ended May 31, 2008, an increase of $13,975 or 28.06%. The reason for the increase is the result of decreases in geologic consulting, seismic consulting, miscellaneous costs offset by an increase in delay rentals.

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Geologic consulting	$9,375	$15,000	$(5,625)
Seismic consulting	23,985	29,739	(5,754)
Misc other costs	485	3,483	(2,998)
Delay rentals	29,940	1,589	28,351

	$63,786	$49,811	$13,975

The decrease in geologic and seismic consulting is a result of decreased exploration activity and reprocessing seismic lines at the Slater Dome and Focus Ranch Units. Decreases in miscellaneous other costs and delay rentals are considered normal in the ordinary course of business. Increased delay rentals is attributable to increased acreage at the Focus Ranch area.

          Lease operating expenses for the three months ended May 31, 2009 were $188,228 compared with $291,184 in the three months ended May 31, 2008, a decrease of $102,956 or 35.36%. The changes are summarized as follows:

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Lease operating expenses	$176,276	$256,142	$(79,866)
Gas sales costs	6,000	6,000	—
Production taxes	5,952	29,042	(23,090)

	$188,228	$291,184	$(102,956)

Lease operating expenses decreased $79,866 when compared with the previous period ending in 2008 is attributable to the fact that six wells were shut in during 2009 as compared with 2008. The production tax fluctuation is considered normal in the ordinary course of business and directly relate to the decrease in production and revenues.

          The costs of gas gathering decreased by $3 from $651 to $648 or 0.51% during the three months ended March 31, 2009 as compared to the same quarter in 2008. The decrease is considered normal in the ordinary course of business.

          General and administrative expenses for the three months ended May 31, 2009 were $340,076 compared with $524,966 in the three months ended May 31, 2008, a decrease of $184,890 or 35.22%. The following table summarizes the major components of the fluctuations:

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Employee compensation	$144,069	$141,503	$2,566
Financial public relations	7,741	141,371	(133,630)
Professional fees	119,057	107,029	12,028
Insurance	25,169	34,611	(9,442)
Payroll and other taxes	9,474	11,964	(2,490)
Travel	7,082	5,782	1,300
Rent	11,000	11,300	(300)
Office	7,011	38,186	(31,175)
Miscellaneous other	2,013	16,848	(14,835)
Repairs and maintenance	60	2,911	(2,851)
Landman fees and expenses	7,400	13,461	(6,061)

	$340,076	$524,966	$(184,890)

          Employee compensation increased $2,566 in the quarter ended May 31, 2009 compared with the quarter ended May 31, 2008 because officer compensation decreased by $1,750 offset by an increase in office and field salaries of $4,316. The decrease in financial public relations of $133,630 was principally the result of an decrease fees paid to consultants for financial public relations and shareholder relations. Professional fees increased by $12,028 in the three months ended May 31, 2009, compared to the quarter ended in 2008 and was as a result of increased legal and accounting in the amount of $2,050, increased financial consulting in the amount of $30,800 offset by decreased engineering fees of $20,822; all of which are considered normal in the ordinary course of business. Insurance decreased by $9,442 in the three months ended May 31, 2009 compared to the quarter ended in 2008 and is principally a function of rate changes and is considered normal in the ordinary course of business. The decrease in payroll and other taxes in the amount of $2,409 principally arises from a reduction in other miscellaneous taxes. Travel expenses decreased by $1,300 because of a reduced travel associated with operations. Rent decreased by $300 because of a decrease of $300 in rent paid by SDG. Office decreased by $31,175, principally because of decreases in computer software maintenance fees of $19,663 and other office expenses decreased $11,512, both of which are considered normal in the ordinary course of business. Miscellaneous other expenses decreased $14,835 and such decrease is considered normal in the ordinary course of business. Repairs and maintenance decreased $2,851 principally because of nonrecurring repairs in 2008 not present in 2009. Landman fees and expenses decreased $6,061 as a result of decreased title work at the Weitzel Prospect.

          Amortization of the common stock warrants decreased $184,750 because warrants associated with the July 2008 issuance are being amortized at the quarterly rate of $330,800 and the November 2006 common stock warrant amortization was $515,550 for the three months ended May 31, 2008 and were fully vested as of August 31, 2008 and accordingly, not present in the three months ended May 31, 2009.

          Depreciation, depletion and amortization for the three months ended May 31, 2009 was $194,226 compared with $265,177 during the three months ended May 31, 2008, a decrease of $70,951 or 26.76%. The components of the increase are summarized in the following table:

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Producing oil and gas properties	$127,800	$199,100	$(71,300)
Slater Dome Gathering, LLLP	32,623	32,623	—
Other depreciable assets	33,803	33,454	349

	$194,226	$265,177	$(70,951)

The decrease in depletion on producing properties is attributable to the decreased production from the Slater Dome Field, Other depreciation increased $349 for the three months ended May 31, 2009 as compared with the three months ended May 31, 2008 because of depreciation associated with additional non oil and gas property and equipment the Company placed into service.

          Interest income for the three months ended May 31, 2009 was $829 compared with $21,547 in the three months ended May 31, 2008, a decrease of $20,718 or 96.15%. Such decrease is a result of smaller interest bearing cash balances held.

          Interest expense for the three months ended May 31, 2009 was $18,131 compared with $21,338 in the three months ended May 31, 2008, a decrease of $3,207 or 15.03%. The components of the change are summarized as follows

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Notes payable, affiliates	$2,540	$5,039	$(2,499)
Notes payable	15,591	16,299	(708)

	$18,131	$21,338	$(3,207)

Notes payable, affiliates decreased $2,499 in the three months ended May 31, 2009 compared with $5,039 in the quarter ended May 31, 2008 because the principal has been reduced. Notes payable interest decreased by $708 because the principal has been reduced.

          The minority interest in the income of the consolidated subsidiary for the three months ended May 31, 2009 was $6,915 as compared to $11,018 for the three months ended May 31, 2008 resulting in a decrease of $4,103 or 37.24%. This fluctuation principally relates to the decrease in production from the Slater Dome Field and accordingly, decreased net income attributable to the minority interest.

          During the three months ended May 31, 2009, the Company charged dividends on the Series B and C Convertible Preferred Stock in the amount of $41,461 and $136,110 respectively to the loss attributable to common shares compared with $229,317 during the three months ended May 31, 2008, a decrease of $51,746 or 22.57%. The changes in the dividends on the Series B and C Preferred Stock results from changes in computational balances. The decrease in distributions to the SDG minority interests in the amount of $13,825 is because SDG did not make any distribution to minority interest owners during the three months ended March 31, 2009 as compared with the same period in 2008.

	Three months	Ended May 31,	Increase
	2009	2008	(Decrease)

Dividends Series B	$41,461	$76,088	$(34,627)
Dividends Series C	136,110	139,404	(3,294)
Distributions SDG	—	13,825	(13,825)

	$177,571	$229,317	$(51,746)

          As a result of the above, we generated a net loss attributable to common shareholders of $1,193,901 or $0.09 per share during the three months ended May 31, 2009 as compared to a net loss attributable to common shareholders of $1,389,615 or $0.13 per share during the three months ended May 31, 2008.

Liquidity and Capital Resources

          We have not generated positive cash flows from operating activities and used $324,476 in operating activities during the three months ended May 31, 2009. The primary sources of capital have been from sales of gas during the three months ended May 31, 2009. Historically, our primary use of capital has been for the acquisition, development and exploration of oil and gas properties and general and administrative expenses. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. The independent auditor’s report accompanying the Company’s audited February 28, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The audited February 28, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

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

        We have entered into a Letter of Offer with Entek Energy, Limited (“Entek”) whereby the Company agreed to enter into a farmout agreement with Entek by July 23, 2009. The agreement, when executed, provides that Entek will expend up to $13.6 million over 4 years to develop an agreed area of mutual interest within our existing properties. In the initial year of the proposed farmout, Entek has agreed to expend $3 million to earn 16.25% of the Company’s interest in the aforementioned prospects together with an interest in Slater Dome Gathering, LLLP together with loaning the Company $1 million dollars payable two years for the date of closing. We intend to sell a portion of our Weitzel Prospect located in Northeast Colorado and we will attempt to obtain a promoted or carried working interest as well as a prospect fee.

        Our plan of operations for the twelve months is to complete the testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well and reenter and test the Federal 3-1 well at the Focus Ranch Unit. If the Entek farmout agreement is consummated, Entek will advance $3 million towards the development of the Focus Ranch Unit wells and towards reworking certain of the Company’s coal gas wells. We believe that the plan of operations for the next twelve months will require capital of approximately $2,000,000 to fund general administrative and other costs. To the extent that additional opportunities present themselves to the Company, the Company would require additional sources of capital to participate in these opportunities. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months and the Company will be required to obtain additional capital through the issuance of debt or equity securities or other means to execute its plans. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

          As of May 31, 2009, we had a cash balance of $510,406. We used $324,476 in cash for operating activities during the three months ended May 31, 2009 as compared to $731,418 during the three months ended May 31, 2008.

          The following summarizes the Company’s capital resources at May 31, 2009 compared with February 28, 2009:

	May 31, 2009	February 28, 2009	Increase (Decrease)	Increase (Decrease)

Cash	$510,406	$856,475	$(346,069)	-40%
Current assets	$1,404,235	$1,673,526	$(269,291)	-16%
Total Assets	$16,338,550	$16,782,892	$(444,342)	-3%
Current liabilities	$4,918,021	$4,507,088	$410,933	9%
Working capital	$(3,513,786)	$(2,833,562)	$(680,224)	24%
Net cash (used in) operating activities	$(324,476)	$(1,723,756)	$1,399,280	-81%
Net cash (used in) investing activities	$(19,175)	$(2,228,386)	$2,209,211	-99%
Net cash provided by (used in) financing activities	$(2,418)	$1,205,678	$(1,208,096)	-100%

The principal components of the changes in cash are summarized as follows:

Proceeds from revenues	$125,654
Received from accounts receivable	70,940
Operating costs billed to non-affiliates	(202,540)
Purchase of property and equipment	(19,175)
Principal payments on notes payable	(3,329)
Operating expenses and other	(317,619)

$(346,069)

          The principal cause of the increase in current liabilities in the amount of $410,933 is an increase in accounts payable of $228,437, an increase in dividends payable of $177,571, an increase on accrued expenses of $8,254 offset by a reduction in notes payable of $3,329. The changes are considered normal in the ordinary course of business

	May 31, 2009	February 29, 2009	Increase (Decrease)

Accounts payable	$1,127,115	$898,678	$228,437
Notes payable, affiliates	403,125	403,125	—
Dividends payable	2,176,654	1,999,083	177,571
Accrued expenses	379,437	376,133	3,304
Accrued interest	9,121	4,171	4,950
Notes payable, current portion	822,569	825,898	(3,329)

	$4,918,021	$4,507,088	$410,933

          The decrease in working capital of $680,224 (24%) is principally due to decreased revenues, increased receivables from joint operations and increasing payables.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

          The Company pays a fixed rate of interest on its outstanding debt and accordingly, there is no interest rate market risk.

Commodity Price Risks

          Our major market risk exposure is in the pricing applicable to our natural gas production. Pricing is primarily driven by the prevailing spot market prices applicable to our U.S. natural gas production. Pricing for natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended May 31, 2009, our income before income taxes would have changed by $19,090 for each $0.50 change per Mcf in natural gas prices. We have not entered into natural gas derivative contracts to manage our exposure to natural gas price volatility.

Item 4. Controls and Procedures

Not applicable.

Item 4T. Controls and Procedures

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings Please add settlement of Stull Litigation

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

          On June 17, 2009, the Company, Stull Ranches, LLC, and Clayton Williams Energy, Inc. entered into a settlement agreement (the “Settlement Agreement”) relating to the Easement Agreement granted by Stull Ranches, LLC to Clayton Williams Energy, Inc. which granted access to a road which serviced the Federal 12-1 and Federal 3-1 wells in the Focus Ranch Unit. The terms of the settlement consented to Clayton Williams’ assignment of the easement to the Company. Further, the Company is obligated to pay Stull Ranches attorneys’ fees and litigation expense, as determined by an independent arbiter, in connection with the lawsuit to allow the assignment of the easement. Pursuant to the Settlement Agreement, the parties agreed on a range of between $350,000 and $1,000,000 of the attorneys’ fees and litigation expense that Stull Ranches, LLC may collect from the Company in the arbitration. Additionally, the Company agreed not to engage in coal bed methane exploration or production within the boundaries of the Focus Ranch Unit.

Aspen Drilling Litigation

          On March 26, 2009, the Company brought an action for breach of contract against Aspen Drilling, LLC (“Aspen Drilling”), a drilling contractor, to recover an unused drilling deposit (Arapahoe County District Court, 2009CV689, New Frontier Energy, Inc. v. Aspen Drilling, LLC). The Company is seeking to recover a deposit in the amount of $217,200, which is reserved in full at February 28, 2009. On or about June 11, 2009, the Company filed a motion for default judgment against Aspen Drilling and such motion was subsequently granted by the court. After the motion for default judgment was granted, Aspen Drilling filed a response to the Company’s compliant. The Company is currently evaluating its options for the enforcement of the default judgment.

Item 1A. Risk Factors

          There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the Securities and Exchange Commission, which we incorporate by reference herein.

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

New Frontier Energy, Inc.

Date: July 15, 2009	By:	/s/ Paul G. Laird

Paul G. Laird, President and Chief Executive Officer

	By:	/s/ Les Bates

Les Bates, Chief Financial Officer