Form 10-K/A
period 2009-02-28
NEW FRONTIER ENERGY INC
filed 2009-09-24
CIK 1140586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending this Form 10-K for the fiscal year ended February 28, 2009, as originally filed on May 29, 2009, in response to an SEC comment letter dated July 13, 2009. In this amended report we have made certain revisions to our disclosures, as originally filed to respond to such comments from the SEC and to correct inconsistencies and typographical errors included in the Form 10-K. Except for these amendments, no other changes were made to the Form 10-K as previously filed.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Readers are cautioned to review our Company’s Exchange Act filings subsequent to the filing of the original Form 10-K, including, without limitation our current reports on Form 8-K.

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

        Flattops Prospect

        We acquired fee leases in the Flattops Prospect in fiscal 2006 from approximately 20 mineral interest owners. We own working interests in approximately 3,881 gross and 2,411 net acres and are the operator of this prospect.

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

        The Weitzel Prospect (formerly called the Amber Waves Prospect)

        Commencing in the fall of 2007 through the fall of 2008 we acquired leases for approximately $577,600 in the Denver Julesberg Basin located in Northeast Colorado from approximately 35 interest owners (the “Weitzel Prospect”). We own working interests in approximately 16,560 gross acres and 1,731 net acres and are the operator of the Weitzel Prospect. We are in the process of marketing this prospectus to industry partners and will attempt to obtain a promoted or carried working interest as well as a prospect fee.

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

        Gas production volumes and average sales price are as follows:

        The following summarizes the gas production in the Slater Dome Field to the Company’s interest during the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007 to the Company’s interest:

	Fiscal Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Gas production in MCF	190,690	139,974	38,282

Average price per unit:	$6.02	$3.98	$5.19

Average production cost per unit:	$6.29	$10.71	$16.78

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

        The present value of estimated net revenues before income tax, discounted at 10% using prices of $2.86 and $7.30 per MMbtu as of February 28, 2009 and February 29, 2008, respectively, is summarized as follows:

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

        Oil and Gas Properties, Equipment, and Depreciation.

        We follow the successful-efforts method of accounting for oil and gas properties. Under this method, all productive costs incurred in connection with the exploration for, and development of, oil and gas reserves are capitalized. These capitalized costs include lease acquisition, delay rentals, and drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described above.

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

Item 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9A(T).   Controls and Procedures

        Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of February 28, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting or disclosure controls and procedures. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Changes In Control

         The Series C Preferred Stock automatically converts into shares of Common Stock on December 1, 2009, at which time, if not sooner, Iris Energy Holding Corp. and Vision Opportunity Master Fund, LP will acquire a significant number of shares of our common stock (12,380,940) and (4,761,900), respectively. This is in addition to the AC and BC warrants that they own and may exercise, which may increase their ownership of our Common Stock to 30,796,480 and 11,844,800, respectively and accordingly, they will be in a position to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders and will result in a change of control of the Company.

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

NEW FRONTIER ENERGY, INC.

Date: September 24, 2009	By:	/s/ Paul G. Laird
Paul G. Laird, Chief Executive Officer, President, Principal Financial and Accounting Officer and Treasurer

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

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2009

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2009	2008
Natural gas gathering line	$2,600,163	$2,600,163
Proved oil and gas properties	—	8,469,525
Unproved oil and gas properties	13,044,175	9,873,660
Office furniture and equipment	1,594,494	1,533,798

	17,238,832	22,477,146

Less accumulated depreciation and depletion
and amortization	(2,289,466)	(1,342,734)

Net property and equipment	$14,949,366	$21,134,412

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

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows (all in the United States):

	February 28, 2009	February 29, 2008
Property Acquisition Costs:
Proved properties	$—	$—
Unproved properties	$1,079,808	$182,451
Exploration costs	$221,841	$249,848
Development costs	$1,121,182	$4,586,950

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

Notes to Consolidated Financial Statements

February 28, 2009

Estimated Oil and Gas Reserve Quantities.

Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

	Natural Gas in MCF February 28, 2009	February 29, 2008	February 28, 2007
Proved developed and undeveloped reserves:
Beginning balance at March 1, 2008	15,561,000	12,114,000	6,006,000
Revisions of previous estimates	(15,327,412)	59,000	(2,080,500)
Extensions and discoveries	—	3,528,000	—
Sales of reserves in place	—	—	—
Improved recovery	—	—	—
Purchases of reserves	—	—	8,214,000
Production	(233,588)	(140,000)	(25,000)
Proved developed and undeveloped net reserves, February 28, 2009	—	15,561,000	12,114,500
Proved developed reserves:
Beginning of the year, March 1, 2008	4,026,000	6,006,000	1,302,000
End of the year, February 28, 2009
	—	4,026,000	6,006,000

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

Standardized measure of cash flows:

Principal changes in the Standardized Measure for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 are summarized as follows:

	February 28, 2009	February 29, 2008	February 28, 2007
Standard measure as of beginning of fiscal year	$25,664,900	$12,256,100	$6,873,700

Sales of gas produced, net of production costs	(21,027)	(876,387)	(403,868)

Extensions and discoveries	—	32,229,489	—
Net change in prices and production costs related to
future production	(11,393,913)	11,513,580	(16,241,460)

Development costs incurred during the year	—	(4,586,950)	—
Changes in estimated future development costs	(13,240,660)	(4,828,700)	(3,909,100)
Development costs incurred during the year	—	—	43,698,480
Revisions of quantity estimates	—	—	(10,193,120)
Changes in discount	—	(8,285,500)	(3,087,400)
Net change in income taxes	(17,415,200)	(10,171,400)	(3,195,800)
Accreciation of discount	16,405,900	—	0
Changes in timing and other	—	(1,585,332)	(1,285,332)

Aggregate change	(25,664,900)	13,408,800	5,382,400

Standardized measure, as of the end of the fiscal year	$—	$25,664,900	$12,256,100

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