Form 10-Q
period 2009-08-31
NEW FRONTIER ENERGY INC
filed 2009-10-20
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

>
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No ☒

As of October 19, 2009, there were 15,504,537 shares of common stock outstanding.

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	February 28, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$487,508	$856,475
Segregated arbitration funds, affiliates	500,000	—
Accounts receivable, trade	828,537	583,628
Prepaid expenses	321,368	233,423

Total current assets	2,137,413	1,673,526

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND DEPLETION of $2,500,264 and $2,278,466 as of August 31, 2009 and February 28, 2009 respectively	13,207,562	14,949,366

OTHER ASSETS
Deposits	160,000	160,000

	$15,504,975	$16,782,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$841,229	$862,248
Segregated funds indemnification, affiliates	500,000	—
Notes payable, affiliates	403,125	403,125
Notes payable, current portion	635,000	825,898
Dividends payable	2,368,229	1,999,083
Accrued expenses	840,498	376,133
Accrued interest	—	2,459
Accrued interest, affiliates	6,286	1,712
Accounts payable, affiliates	36,430	36,430

Total current liabilities	5,630,797	4,507,088

LONG TERM LIABILITIES

Asset retirement obligation	290,000	290,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized: Series A Convertible, 100,000 shares authorized; none issued and outstanding	—	—
Series B Convertible, 36,036 shares authorized; 19,000 and 19,040 shares issued and outstanding as of August 31, 2009 and February 28, 2009, respectively	19	20
Series C Convertible, 230,000 shares authorized; 216,000 shares issued and outstanding as of August 31, 2009 and February 28, 2009	216	216
Common stock, $.001 par value, 500,000,000 shares authorized; 15,504,537 and 13,441,884 shares issued and outstanding as of August 31, 2009 and February 28, 2009, respectively	15,504	13,441
Additional paid in capital	44,961,757	43,460,402
Accumulated (deficit)	(35,776,887)	(31,904,791)

	9,200,609	11,569,288

Noncontrolling interest	383,569	416,516

	9,584,178	11,985,804

	$15,504,975	$16,782,892

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	August 31, 2009	August 31, 2008

Operating revenues
Oil and gas sales	$14,560	$279,775
Gathering and operating fees	50,107	51,108

	64,667	330,883

Operating expenses
Exploration costs, including dry holes	8,497	46,899
Lease operating expenses	85,667	305,711
General and administrative	1,013,719	578,026
Issuance of common stock options and warrants	508,447	918,250
Impairments and abandonments	809,721	—
Depreciation, depletion and amortization	107,565	245,600

Total operating expenses	2,533,616	2,094,486

(Loss) from operations	(2,468,949)	(1,763,603)

Other income (expense)
Interest income	526	28,400
Interest expense	(10,027)	(21,722)

Other income (expense), net	(9,501)	6,678

(Loss) before income taxes	(2,478,450)	(1,756,925)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Noncontrolling interest	(6,129)	(13,270)

Net (loss)	(2,484,579)	(1,770,195)

Preferred stock dividends and distributions	(193,616)	(232,815)

Net (loss) attributable to common shareholders	$(2,678,195)	$(2,003,010)

Net (loss) per common share Basic and diluted	$(0.19)	$(0.16)

Weighted average shares outstanding Basic and diluted	13,758,976	12,814,452

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	August 31, 2009	August 31, 2008

Operating revenues
Oil and gas sales	$102,382	$728,772
Gathering and operating fees	87,939	99,958

	190,321	828,730

Operating expenses
Exploration costs, including dry holes	72,283	96,710
Lease operating expenses	273,895	596,895
Cost of gas gathering	651	648
General and administrative	1,353,795	1,102,992
Issuance of common stock options and warrants	839,247	1,433,800
Impairments and abandonments	809,721	—
Depreciation, depletion and amortization	301,791	510,777

Total operating expenses	3,651,383	3,741,822

(Loss) from operations	(3,461,062)	(2,913,092)

Other income (expense)
Interest income	1,355	49,947
Interest expense	(28,158)	(43,060)

Other income (expense), net	(26,803)	6,887

(Loss) before income taxes	(3,487,865)	(2,906,205)

Income taxes
Current	—	—
Deferred	—	—

	—	—

Noncontrolling interest	(13,044)	(24,288)

Net (loss)	(3,500,909)	(2,930,493)

Preferred stock dividends and distributions	(371,187)	(462,132)

Net (loss) attributable to common shareholders	$(3,872,096)	$(3,392,625)

Net (loss) per common share Basic and diluted	$(0.28)	$(0.29)

Weighted average shares outstanding Basic and diluted	13,600,430	11,772,901

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 31, 2009	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,500,909)	$(2,930,493)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation, depletion and amortization	301,791	510,777
Impairment and abandonment of of oil and gas properties	809,721	—
Noncontrolling interest in net income of consolidated subsidiary	13,044	24,288
Stock option expenses, amortization and grants	1,476,762	1,534,800
(Increase) decrease in assets:
Accounts receivable, trade	(383,651)	448,050
Prepaid expense	(77,946)	3,582
Increase (decrease) in liabilities:
Accounts payable	144,379	(359,246)
Accrued expenses	114,439	476,620

Net cash (used in) operating activities	(1,102,370)	(291,622)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in other assets	—	33,300
Proceeds from Entek participation agreement	1,000,000	—
Purchase of property and equipment	(19,708)	(1,574,526)

Net cash provided by (used in) investing activities	980,292	(1,541,226)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of notes payable	(200,898)	(218,500)
Proceeds from common stock warrant conversions	—	1,712,469
Proceeds from exercise of placement agent warrants	—	269,747
Preferred stock dividends paid	—	(286,172)
Cost of issuance of equity for cash	—	(14,200)
Noncontrolling interest in subsidiary	(45,991)	132,225
Distributions to noncontrolling interest holders in consolidated subsidiary	—	(44,856)

Net cash provided by (used in) financing activities	(246,889)	1,550,713

(DECREASE) IN CASH	(368,967)	(282,135)

BEGINNING BALANCE	856,475	3,602,939

ENDING BALANCE	$487,508	$3,320,804

Cash paid for income taxes	$—	$—

Cash paid for interest	$13,181	$44,912

Supplemental schedule of non-cash investing and financing activities:
Series B and C preferred stock converted to common stock	$2,063	$1,335
Accrued settlement payable	$350,000	$—
Segregated arbitration funds and related indemnification agreement, affliates	$500,000	$—

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009

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

The Company owns 82.76% of the limited partnership interests of Slater Dome Gathering, LLLP (“SDG”). SDG owns the 18-mile gas gathering line that transports the Company’s natural gas from the Slater Dome Field to the Questar transportation line in Baggs, Wyoming.

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

Principles of Consolidation

The August 31, 2009 financial statements include the accounts of the Company as of and for the reporting periods ended August 31, and include the accounts of SDG as of and for the reporting periods ended June 30. SDG has a calendar quarter end, June 30, which is consolidated with the Company effective August 31, 2009 and 2008. All significant intercompany accounts and transactions in 2009 and 2008 were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

Unaudited Statements

The financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2009, included in the Company’s annual report on Form 10-K filed with the Commission on May 29, 2009.

Reclassifications

Certain amounts reported in the Company’s financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.

2. GOING CONCERN

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant operating losses. As of August 31, 2009, we have limited financial resources and have not been able to generate positive cash flow from operations. The Company had a working capital deficiency of $3,493,384 at August 31, 2009 and $2,833,562 at February 28, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenue from our planned business operations and control exploration costs. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain any joint venture partners, or obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

3. ENTEK PARTICIPATION AGREEMENT

On August 10, 2009, the Company entered into a Participation Agreement with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company and spend up to an additional approximately $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). The Company and Entek also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by the Company and the Company shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest.

Pursuant to the Participation Agreement, on August 10, 2009, Entek purchased 4.0625% interest in the Assets for $1,000,000 (the “Initial Asset Purchase”). Further, Entek has the option to purchase an additional 8.125% interest in the Assets for $1,000,000, if, within 180 days, Entek reasonably believes that there exists a danger of NFEI Insolvency (as defined in the Participation Agreement).

Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the Underlying Leases, and the right to earn assignments of interests in the Assets in three phases. On August 10, 2009, Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) and earned 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4,538,500 (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) of the Company’s interest in the Assets. Entek will have the right to become the operator after the completion of Phase 1 and the commencement of Phase 2, subject to certain regulatory and other approvals.

Pursuant to the Participation Agreement, the Company and Entek have established an operating committee that is responsible for the annual Work Program (as defined in the Participation Agreement) for each phase and the determination of a budget for each phase. The Phase 1 Funds, Phase 2 Funds and the Phase 3 Funds are to be used solely for the Work Program.

In the event that Entek elects not to participate in Phase 2, the Participation Agreement shall terminate after the expenditure of the Phase 1 Funds paid by Entek, the Company shall have no further obligation to assign to Entek any further interests in the Assets and the Area of Mutual Interest shall terminate immediately.

In the event that Entek elects not to participate in Phase 3, the Participation Agreement shall immediately terminate, the Company shall have no further obligation to assign to Entek any further interests in the Assets, provided that Entek shall retain any interest in the Assets from the Initial Asset Purchase, the Phase 1 Interest, the Phase 2 Interest and any portion of the Phase 3 Interests earned by it and the Area of Mutual Interest shall terminate immediately.

4. SEGREGATED ARBITRATION FUNDS AND SEGREGATED FUNDS INDEMNIFICATION

Pursuant to the Entek Participation Agreement, Samyak Veera, a director of the Company, agreed to deposit $500,000 into a segregated account (the “Segregated Arbitration Funds”). The Segregated Arbitration Funds shall be used to satisfy the Company’s obligation to pay legal fees associated with the Stull Ranch litigation after arbitration on the amount of the legal fees is concluded in the event that the Company is unable to satisfy such obligation.

The Company and Mr. Veera also entered into an Indemnification Agreement dated August 7, 2009 (the “Veera Indemnification Agreement”), whereby the Company agreed to indemnify and reimburse Mr. Veera if any of the Segregated Arbitration Funds are released from the segregated account.

Effective August 17, 2009, Mr. Veera was granted 2,056,500 shares of the Company’s $0.001 par value common stock, valued at $637,515 and a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share, valued at $231,647 for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement.

5. NOTES PAYABLE, AFFILIATES

Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest and was due December 31, 2008. On December 24, 2008, the note was extended under the same terms and conditions with a maturity date of December 31, 2009, and in connection with the extension of the maturity date, the Company paid principal in the amount of $201,562 together with accrued interest of $5,881. Effective July 29, 2009, the Company and NRGG entered into a Modification of Partnership Purchase Agreement whereby the Note was further modified to extend the date and payments terms whereby principal in the amount of $201,566 is due on December 31, 2009 and the principal balance of $201,566 together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date.

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

At August 31, 2009, the balance of the note payable is $403,125. Interest in the amount of $5,060 has been accrued for the six-month period ended August 31, 2009.

6. NOTES PAYABLE

On June 15, 2007, the Company acquired a facility (the "Steamboat Property") to be used as a field office and provide lodging while Company personnel are working at the Slater Dome Field area. The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the "Steamboat Mortgage"), which had an interest rate of 7.56% per annum. The Steamboat Mortgage required equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage terms were modified on February 26, 2009 whereby the maturity date was changed to September 1, 2009.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat Property; However, the Company retains equitable ownership of the Steamboat Property and the accompanying financial statements reflect the rights and responsibilities of ownership, including an obligation under the New Steamboat Mortgage described in the following paragraph. The Company’s President and Chief Executive Officer and the Company anticipate entering into a nominee agreement to reflect this transaction.

On or about July 7, 2009, the Company made a $200,000 payment on the Steamboat Mortgage and the Company’s President and Chief Executive Officer entered into a new mortgage for the Steamboat Property in the principal amount of $635,000 (the “New Steamboat Mortgage”). The New Steamboat Mortgage bears interest at the Wall Street Journal prime rate plus four percent, subject to a minimum interest rate of 10%, and is due on July 6, 2010. One year’s interest on the New Steamboat Mortgage was paid in advance.

7. STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

Effective November 1, 2004, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock par value $0.001 (the “Series B Preferred”). Between December 23, 2004 and February 28, 2005 the Company sold 32,175 shares of Series B Preferred. The stated value and issue price of the Series B Preferred Stock is $100.00 per share. Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred being converted plus any accrued and unpaid dividends by $0.65 per share, unless otherwise adjusted. The Series B Preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

In connection with the offer and sale of Series B Preferred Stock, the Company granted a warrant to purchase 24.75 units of the Series B Preferred Stock offering at a purchase price of $13,000 per Unit (the “Placement Agent Warrant”). Each Unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of Common Stock at the rate of $0.65 per Share; and (ii) a three-year warrants to purchase 27,131 shares of Common Stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stockholders. The 18,562 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,698 shares of Series B Preferred Stock and received proceeds of $269,749.

In June 2009, the Company issued an aggregate of 6,153 shares of common stock pursuant to conversion of 40 shares of Series B Preferred Stock. As of August 31, 2009, there were 19,000 shares of the Series B Preferred issued and outstanding. During the six months ended August 31, 2009, dividends of $98,968 were accrued and no cash dividends were paid. Aggregate accrued and unpaid dividends totaled $919,451 as of August 31, 2009.

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

As of August 31, 2009, there were 216,000 shares of the Series C Preferred Stock issued and outstanding. During the six months ended August 31, 2009, dividends of $272,219 were accrued and no cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,448,778 as of August 31, 2009.

Common Stock

Effective August 17, 2009, the Company granted to its chairman 2,056,500 shares of the Company’s $0.001 par value common stock, valued at $637,515, and a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per shares, valued at $231,647, for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement.

Stock Options and Warrants

On August 17, 2009, the Company granted the Chairman of the Company 1,250,000 options to acquire shares of common stock, which are exercisable at a price of $0.20 per share. These stock options have a two year life and vest immediately. The fair value of the fixed-price options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 2 years, expected volatility of 87%, risk free interest rate of 4% and no dividend yield. The fair value for the options granted was approximately $0.19 per share. The value of the options was recorded at $231,647 and charged to general and administrative expense during the six months ended August 31, 2009.

On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). Options representing 1,950,00 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009. The Company’s stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $607,600 was amortized in the six months ended August 31, 2009.

          In connection with the sale of the Series C Preferred Stock, the Company issued the investors in that offering three-year warrants to purchase 21,166,658 shares of Common Stock at an exercise price of $1.50 per share (the “AC Warrants”) and three year warrants to purchase 10,583,545 shares of Common Stock at an exercise price of $2.00 per share (the “BC Warrants”). The AC Warrants and the BC Warrants will expire pursuant to their terms between December 1, 2009 and January 16, 2010.

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31; 2,250,000 options expire November 10, 2011 and 1,700,000 options expire on November 30, 2014. The Company’s stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options was recorded at $4,124,400 and was amortized $515,000 per quarter as the options vested. During the three months ended May 31, 2008, the options were charged to general and administrative stock compensation expense. The options were fully vested and amortized during fiscal year ended February 28, 2009.

The activity for options and warrants during the six months ended August 31, 2009 is summarized in the following tables:

Exercisable Non-Incentive Stock Option Plan Shares:

	Shares	Weighted Average Exercise Price

Beginning of period	4,681,250	$1.21
Vested	862,250	$1.01
Exercised	—	$—
Expired	—	$—

End of period	5,543,750	$1.18

Exercisable Incentive Stock Option Plan Shares:

	Shares	Weighted Average Exercise Price

Beginning of period	584,333	$0.89
Granted	—	$—
Exercised	—	$—
Expired	(50,000)	$1.00

End of period	534,333	$0.88

Fixed-Price Stock Options and Warrants:

	Shares	Weighted Average Exercise Price

Beginning of period	33,000,203	$1.68
Granted	1,250,000	$.20
Exercised	—	$—
Expired	—	$—

End of period	34,250,203	$1.63

The following table summarizes the options and warrants outstanding and exercisable at August 31, 2009:

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price

$0.20	1,250,000	1.96	$.20
$0.75 to $1.50	27,244,741	1.42	$1.42
$1.51 to $2.75	11,833,545	0.41	$2.00

	40,328,286

8. RELATED PARTIES

The Company paid $16,000 during the six months ended August 31, 2009 and 2008, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood.

The Company paid a corporation controlled by one of the former directors and a shareholder $12,500 and $15,000 for geological consulting during the six months ended August 31, 2009 and 2008, respectively.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat Property. See Note 6 above.

9. STULL RANCH LITIGATION

On June 17, 2009, the Company, Stull Ranches, LLC, and Clayton Williams Energy, Inc. entered into a settlement agreement relating to the Easement Agreement granted by Stull Ranches, LLC to Clayton Williams Energy, Inc. which granted access to a road which serviced the Federal 12-1 and Federal 3-1 wells in the Focus Ranch Unit. The terms of the settlement consented to Clayton Williams’ assignment of the easement to the Company. Further, the Company is obligated to pay Stull Ranches attorneys’ fees and litigation expense, as determined by an independent arbiter, in connection with the lawsuit to allow the assignment of the easement. Additionally, the Company agreed not to engage in coal bed methane exploration or production within the boundaries of the Focus Ranch Unit. The Company determined that it will be required to pay at least $350,000 pursuant to the settlement agreement, and has therefore recorded an accrued expense of $350,000 in the August 31, 2009 financial statements.

10. BUSINESS SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six months ended August 31, 2009 and 2008 are presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated

August 31, 2009
Revenues	$102,382	$87,939	$190,321
(Loss) before taxes	$(3,482,535)	$(5,330)	$(3,487,865)
Total assets	$13,342,508	$2,162,467	$15,504,975
Property additions	$19,708	$—	$19,708
Interest expense	$(28,158)	$—	$(28,158)
Depreciation, depletion and amortization	$236,545	$65,246	$301,791

August 31, 2008
Revenues	$750,812	$77,918	$828,730
Income (Loss) before taxes	$(2,906,905)	$700	$(2,906,205)
Total assets	$24,185,451	$2,320,854	$26,506,305
Property additions	$1,574,526	$—	$1,574,526
Interest expense	$(43,060)	$—	$(43,060)
Depreciation, depletion and amortization	$445,531	$65,246	$510,777

11. SUBSEQUENT EVENTS

          The Company is currently offering on a “best efforts” basis to exchange (the “Exchange Offers”) any and all of the Company’s issued and outstanding (i) Series B 12% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) and the accrued and unpaid dividends thereunder and (ii) 2.5% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) and the accrued and unpaid dividends thereunder, for newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

          The Company is offering the holders of its Series B Preferred Stock the right to convert the stated value of the Series B Preferred Stock, plus all accrued and unpaid dividends through the expiration date of the offering, into shares of the Company’s Common Stock at a price of $0.30 per share (the “Series B Exchange Offer”).

          The Company is offering the holders of its Series C Preferred Stock the right to convert the stated value of the Series C Preferred Stock, plus all accrued and unpaid dividends through the expiration date of the offering, into shares of the Company’s Common Stock at a price of $0.45 per share (the “Series C Exchange Offer”). The holders of the Series C Preferred Stock will also agree to tender for cancellation those warrants issued to them in connection with their purchase of the Series C Preferred Stock that are exercisable at a price of $1.50 per share (the “AC Warrants”) and $2.00 per share (the “BC Warrants”).

          The Exchange Offers will expire at 5:00 p.m., Denver, Colorado time, on November 6, 2009 (unless the Company extends or terminates such Exchange Offers).

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

Overview

          We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We currently own an interest in five oil and gas prospects, three of which are undeveloped. Recently, we entered into an agreement with Entek GRB LLC (“Entek”) under which Entek can acquire up to 55% of our interest in our oil and gas properties and certain other assets. The Company owns a 66.66667% working interest in the Slater Dome Field and is the operator of this field. The Slater

Dome Field consists of 33,303 net acres, held by mineral leases, and is located along the Colorado-Wyoming border in Moffat County, Colorado, and Carbon County, Wyoming. The Slater Dome Field targets coal-bed methane gas located at relatively shallow depths by industry drilling standards. The Flattops Prospect consists of 3,276 net acres, of which we own 100% of the working interest. The North Slater Dome Field consists of 600 gross acres, of which we own a 100% working interest. The Focus Ranch Unit consists of approximately 34,225 gross acres, 31,658 net acres adjacent to and southeast of the Slater Dome Field in northwest Colorado and one gas well, the Focus Ranch Federal 12-1 well (“Focus Ranch Unit”). On June 4, 2007, we entered into an agreement to acquire and take over operations for the Focus Ranch Unit from Clayton Williams Energy, Inc. (“Clayton Williams”). On July 31, 2007, the Company entered into an amended Farmout Agreement with Clayton Williams, whereby the Company shall become the operator of and acquire Clayton William’s interest in the Focus Ranch Unit. Clayton Williams will retain a 1% working interest in the Unit and the Company will acquire the balance of Clayton Williams’ interest ranging between a 74% and a 99% working interest. The terms of the farm-out agreement provide that if commercial production from the Focus Ranch Unit is established, the Company will make a production payment from 35% of the net proceeds at the wellhead to the farmor. If the Focus Ranch Unit is abandoned, we are obligated to plug and abandon the Focus Ranch Federal 12-1 Drill Site and reclaim the site together with the existing 12-mile service road to BLM standards. We also own a 15% working interest in 15,049 gross acres in Routt County Colorado called Gibraltar Peaks Prospect. The acreage includes all rights from the surface of the earth to the base of the Mesa Verde Formation. The Gibraltar Peaks Prospect is included in the Focus Ranch Unit. The Weitzel prospect located in Denver Julesburg Basin prospect consists of 16,560 gross acres (1,731 net acres).

          On August 10, 2009, we entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”), under which Entek agreed to purchase certain assets of the Company and spend up to an additional approximately $11.5 million over three years on exploration and development within approximately 66,000 gross acres to earn up to 55% of our interest in the underlying leases and certain other assets, including the partnership interests in Slater Dome Gathering, LLLP. Pursuant to the Participation Agreement, Entek purchased 4.0625% interest in the assets for $1,000,000. Further, Entek has the option to purchase an additional 8.125% interest in the assets for an additional $1,000,000, if, within 180 days, Entek reasonably believes that there exists a danger of NFEI Insolvency (as defined in the Participation Agreement).

          In conjunction with Entek, we plan to complete the testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well and reenter and test the Federal 3-1 well at the Focus Ranch Unit. Pursuant to the Entek Agreement, we have established an operating committee that is responsible for the annual work program for each phase and the determination of a budget for each phase.

          The following discussion and analysis covers the consolidated financial condition of the Company at August 31, 2009, changes in our financial condition since February 28, 2009, the end of the previous fiscal year, and a comparison of the results of operation for the three and six months ended August 31, 2009 to the same period from the previous year. This information should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2009.

Results of Operation: Three months ended August 31, 2009 compared to the three months ended August 31, 2008

          For the three months ended August 31, 2009 we reported a net loss attributable to common shareholders of $2,678,195 or $0.19 per share on revenue of $64,667. This compares to a net loss attributable to common shareholders of $2,003,010 or $0.16 per share, on revenue of $330,883, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the rehabilitation of our existing wells, bring the Focus Ranch Unit wells into production, and complete new productive wells in connection with the Participation Agreement with Entek. There is no assurance that we will be successful in these efforts.

          We anticipate that results of operations for future periods will be significantly affected by the Participation Agreement. The agreement provides for Entek to fund up to approximately $11.5 million over three years to earn up to 55% of our interest in the underlying leases and certain other assets. As of August 31, 2009, Entek was entitled to an interest of 20.3125%. For accounting purposes, we will allocate to Entek their percentage share of revenues and expenses during the term of the agreement, which is expected to reduce the amounts of revenue and expenses reported by us in the future.

          Revenues for the three months ended August 31, 2009 were $64,667 compared with $330,883 for the three months ended August 31, 2008, a decrease of $266,216 or 80%. Oil and gas revenues during the three months ended August 31, 2009 were $14,560 compared with $279,775 during the three months ended August 31, 2008, a decrease of $265,215 or 95%. Substantially all of our production was curtailed during the period as a result of our liquidity constraints. Furthermore, the average gas sales price decreased by 70% to $2.46 per mcf during the three months ended August 31, 2009 as compared to $8.16 per mcf during the three months ended August 31, 2008.

          Gathering and operating fees were $50,107 for the three months ended August 31, 2009 compared with $51,108 for the three months ended August 31, 2008, a nominal change. These fees are generally fixed by agreement and do not exhibit significant variations.

          Exploration costs for the three months ended August 31, 2009 were $8,497 compared with $46,899 for the three months ended August 31, 2008, a decrease of $38,402 or 82%. The individual components of exploration costs are shown n the following table:

	Three months Ended August 31,		Increase
	2009	2008	(Decrease)

Geologic consulting	$3,125	$16,250	$(13,125)
Seismic consulting	1,006	5,125	(4,119)
Misc other costs	281	12,619	(12,338)
Delay rentals	4,085	12,905	(8,820)

	$8,497	$46,899	$(38,402)

The decrease in cost is a result of decreased exploration activity at the Slater Dome Field and Focus Ranch Unit. Certain activities were suspended during the period pending receipt of additional funding.

          Lease operating expenses for the three months ended August 31, 2009 were $85,667 compared with $305,711 during the three months ended August 31, 2008, a decrease of $220,044 or 72%. The changes are summarized as follows:

	Three months Ended August 31,		Increase
	2009	2008	(Decrease)

Lease operating expenses	$80,215	$278,947	$(198,732)
Gas sales costs	4,000	6,000	(2,000)
Production taxes	1,452	20,764	(19,312)

	$85,667	$305,711	$(220,044)

          Lease operating expenses decreased $198,732 when compared with the previous period ending in 2008 since we reduced our activities in response to our lack of liquidity during the period. The decrease in gas sales costs and production taxes is consistent with the decrease in production and revenues.

          General and administrative expenses for the three months ended August 31, 2009 were $1,013,719 compared with $578,026 in the three months ended August 31, 2008, an increase of $435,693 or 75%. The following table summarizes the major components:

	Three months ended August 31,		Increase
	2009	2008	(Decrease)

Employee compensation	$140,965	$248,589	$(107,623)
Financial consulting, affiliates	637,515	—	637,515
Legal and accounting	153,033	62,700	90,333
Other consulting	6,272	32,550	(26,278)
Restricted stock awards	—	101,000	(101,000)
Financial public relations	4,431	38,709	(34,278)
All other	71,503	94,479	(22,976)

	$1,013,719	$578,026	$435,693

          As a result of our current lack of liquidity, we worked to reduce our cash operating expenses. Employee compensation decreased $107,623 in the quarter ended August 31, 2009 compared with the quarter ended August 31, 2008 as a result of reduced personnel and decreases in salaries paid to officers. During the quarter ended August 31, 2009, we agreed to issue 2,056,500 shares of restricted common stock, valued at $637,515, to our chairman as compensation for financial consulting services and as consideration for providing funds to be used as the segregated arbitration fund. Professional fees for legal and accounting services increased by $90,333 in the three months ended August 31, 2009, compared to the quarter ended in 2008, primarily because of the Stull Ranch litigation. The decrease in other consulting fees was primarily composed of decreased engineering and landman fees resulting from our reduced level of exploration activity. During the quarter ended August 31, 2008, we issued 100,000 shares of restricted common stock, valued at $101,000 to our officers as compensation. The decrease in financial public relations of $34,278 was principally the result of a decrease in fees paid to service providers for financial public relations and shareholder relations. The decrease in all other general and administrative expenses reflects our lower activity level in response to our liquidity constraints.

          Issuance of common stock options and warrants represents the pro-rata amortization of estimated fair value of stock based compensation. During the quarter ended August 31, 2009, costs decreased to $508,447, a decrease of $409,803, or 45%, as compared to costs of $918,250 incurred during the quarter ended August 31, 2008. The costs reported during the quarter ended August 31, 2009, include the estimated fair value of options issued to our chairman on August 17, 2009 to purchase 1,250,000 shares at $0.20 per share, valued at $231,647, plus the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 which are being amortized over two years. The costs reported during the quarter ended August 31, 2008 include the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 plus the amortization of estimated fair value associated with 3,950,000 options issued during November, 2006 which were fully amortized as of November, 2008.

          Depreciation, depletion and amortization for the three months ended August 31, 2009 was $107,565 compared with $245,600 during the three months ended August 31, 2008, a decrease of $138,035 or 56%. The components of the increase are summarized in the following table:

	Three months Ended August 31,		Increase
	2009	2008	(Decrease)

Producing oil and gas properties	$44,700	$178,800	$(134,100)
Slater Dome Gathering, LLLP	32,623	32,623	—
Other depreciable assets	30,242	34,177	(3,935)

	$107,565	$245,600	$(138,035)

          The decrease in depletion on producing properties is attributable to the decreased production from the Slater Dome Field. Other depreciation decreased $3,935 during the three months ended August 31, 2009 as compared with the three months ended August 31, 2008 as certain assets became fully depreciated.

          Interest income for the three months ended August 31, 2009 was $526 compared with $28,400 in the three months ended August 31, 2008, a decrease of $27,874 or 98%. The decrease is the result of reduced cash balances held by the Company during the three months ended August 31, 2009.

          Interest expense for the three months ended August 31, 2009 was $10,027 compared with $21,722 in the three months ended August 31, 2008, a decrease of $11,695 or 54%. Interest expense on notes payable to affiliates decreased $2,726 in the three months ended August 31, 2009 because the outstanding principal balance has been reduced. Interest expense on the Steamboat Mortgage decreased by $8,969 because the mortgage was retired during the quarter.

          The non-controlling interest in the income of the consolidated subsidiary for the three months ended August 31, 2009 was $6,129 as compared to $13,270 for the three months ended August 31, 2008, a decrease of $7,141 or 54%. This fluctuation principally relates to the decrease in production from the Slater Dome Field and corresponding decreased net income attributable to the non-controlling interest.

          During the three months ended August 31, 2009, the Company accrued dividends on the Series B and C Convertible Preferred Stock in the amount of $57,506 and $136,110 respectively. compared with $69,233 and $132,549 during the three months ended August 31, 2008, a decrease of $8,166 or 4%. The decrease in distributions to the SDG non-controlling interests is because SDG did not make any distribution to non-controlling interest owners during 2009 as compared with 2008.

	Three months Ended August 31,		Increase
	2009	2008	(Decrease)

Dividends Series B	$57,506	$69,233	$(11,727)
Dividends Series C	136,110	132,549	(3,561)
Distributions SDG	—	31,033	(31,033)

	$193,616	$232,815	$(39,199)

          As a result of the above, we generated a net loss attributable to common shareholders of $2,678,195 or $0.19 per share during the three months ended August 31, 2009 as compared to a net loss attributable to common shareholders of $2,003,010 or $0.16 per share during the three months ended August 31, 2008.

Results of Operation: Six months ended August 31, 2009 compared to the six months ended August 31, 2008

          For the six months ended August 31, 2009 we reported a net loss attributable to common shareholders of $3,872,096 or $0.28 per share on revenue of $190,321. This compares to a net loss attributable to common shareholders of $3,392,625 or $0.29 per share, on revenue of $828,730, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the rehabilitation of our existing wells, bring the Focus Ranch Unit wells into production, and complete new productive wells in connection with the Participation Agreement with Entek. There is no assurance that we will be successful in these efforts.

          We anticipate that results of operations for future periods will be significantly affected by the Participation Agreement. The agreement provides for Entek to fund up to approximately $11.5 million over three years to earn up to 55% of our interest in the underlying leases and certain other assets. As of August 31, 2009, Entek was entitled to an interest of 20.3125%. For accounting purposes, we will allocate to Entek their percentage share of revenues and expenses during the term of the agreement, which is expected to reduce the amounts of revenue and expenses reported by us in the future.

          Revenues for the six months ended August 31, 2009 were $190,321 compared with $828,730 for the six months ended August 31, 2008, a decrease of $638,409 or 77%. Oil and gas revenues during the six months ended August 31, 2009 were $102,382 compared with $728,772 during the six months ended August 31, 2008, a decrease of $626,390 or 86%. Substantially all of our production was curtailed during the period as a result of our liquidity constraints. Furthermore, the average gas sales price decreased by 70% to $2.39 per mcf during the six months ended August 31, 2009 as compared to $8.13 per mcf during the six months ended August 31, 2008.

          Gathering and operating fees were $87,939 for the six months ended August 31, 2009 compared with $99,958 for the six months ended August 31, 2008, a decrease of $12,019 or 12%. These fees are generally fixed by agreement and, while they do not exhibit significant variation, they will vary somewhat based on production volume.

          Exploration costs for the six months ended August 31, 2009 were $72,283 compared with $96,710 for the six months ended August 31, 2008, a decrease of $24,427 or 25%. The individual components of exploration costs are shown in the following table:

	Six months Ended August 31,		Increase
	2009	2008	(Decrease)

Geologic consulting	$12,500	$31,250	$(18,750)
Seismic consulting	24,992	34,863	(9,871)
Misc other costs	766	16,102	(15,336)
Delay rentals	34,025	14,495	19,530

	$72,283	$96,710	$(24,427)

          The decrease in cost is a result of decreased exploration activity at the Slater Dome Field and Focus Ranch Units. Certain activities were suspended during the period pending receipt of additional funding. Increased delay rentals are attributable to contractual requirements for acreage at the Focus Ranch Unit.

          Lease operating expenses for the six months ended August 31, 2009 were $273,895 compared with $596,895 in the six months ended August 31, 2008, a decrease of $323,000 or 54%. The changes are summarized as follows:

	Six months Ended August 31,		Increase
	2009	2008	(Decrease)

Lease operating expenses	$257,372	$536,267	$(278,895)
Gas sales costs	10,000	12,000	(2,000)
Production taxes	6,523	48,628	(42,105)

	$273,895	$596,895	$(323,000)

          Lease operating expenses decreased $278,895 when compared with the previous period ending in 2008 since we reduced our activities in response to our lack of liquidity during the period. The decrease in gas sales costs and productions taxes is consistent with the decrease in production and revenues.

          General and administrative expenses for the six months ended August 31, 2009 were $1,353,795 compared with $1,102,992 in the six months ended August 31, 2008, an increase of $250,803 or 23%. The following table summarizes the major components:

	Six months Ended August 31,		Increase
	2009	2008	(Decrease)

Employee compensation	$294,410	$401,845	$(107,435)
Financial consulting, affiliates	637,515	—	637,515
Legal and accounting	233,359	140,975	92,384
Other consulting	49,971	64,098	(14,127)
Restricted stock awards	—	101,000	(101,000)
Financial Public relations	12,171	180,079	(167,908)
All other	126,369	214,995	(88,626)

	$1,353,795	$1,102,992	$250,803

          As a result of our current lack of liquidity, we worked to reduce our cash operating expenses. Employee compensation decreased $107,435 in the six months ended August 31, 2009 compared with the six months ended August 31, 2008 as a result of reduced personnel and decreases in salaries paid to officers. During the six months ended August 31, 2009, we agreed to issue 2,056,500 shares of restricted common stock, valued at $637,515, to our chairman as compensation for financial consulting services and as consideration for providing funds to be used as the segregated arbitration fund. Professional fees for legal and accounting services increased by $92,384 in the six months ended August 31, 2009, compared to the comparable period ended in 2008 primarily because of the Stull Ranch litigation. The decrease in other consulting fees was primarily composed of decreased engineering and landman fees resulting from our reduced level of exploration activity. During the six months ended August 31, 2008, we issued 100,000 shares of restricted common stock, valued at $101,000 to our officers as compensation. The decrease in financial public relations of $167,908 was principally the result of a decrease in fees paid to service providers for financial public relations and shareholder relations. The decrease in all other general and administrative expenses reflects our lower activity level in response to our liquidity constraints.

          Issuance of common stock options and warrants represents the pro-rata amortization of the estimated fair value of stock based compensation. During the six months ended August 31, 2009, costs decreased to $839,247, a decrease of $594,553, or 41%, as compared to costs of $1,433,800 incurred during the six months ended August 31, 2008. The costs reported during the six months ended August 31, 2009 include the estimated fair value of options issued to our chairman on August 17, 2009 to purchase 1,250,000 shares at $0.20 per share, valued at $231,647, plus the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 which are being amortized over two years. The costs reported during the six months ended August 31, 2008 include the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 and the amortization of estimated fair value associated with 3,950,000 options issued during November, 2006 which were fully amortized as of November, 2008.

          Depreciation, depletion and amortization for the six months ended August 31, 2009 was $301,791 compared with $510,777 during the six months ended August 31, 2008, a decrease of $208,986 or 41%. The components of the decrease are summarized in the following table:

	Six months Ended August 31,		Increase
	2009	2008	(Decrease)

Producing oil and gas properties	$172,500	$377,900	$(205,400)
Slater Dome Gathering, LLLP	65,246	65,246	—
Other depreciable assets	64,045	67,631	(3,586)

	$301,791	$510,777	$(208,986)

          The decrease in depletion on producing properties is attributable to the decreased production from the Slater Dome Field. Other depreciation decreased $3,586 during the six months ended August 31, 2009 as compared with the six months ended August 31, 2008 as certain assets became fully depreciated.

          Interest income for the six months ended August 31, 2009 was $1,355 compared with $49,947 in the six months ended August 31, 2008, a decrease of $48,592 or 97%. The decrease is the result of reduced cash balances held by the Company during the six months ended August 31, 2009.

          Interest expense for the six months ended August 31, 2009 was $28,158 as compared to $43,060 during the six months ended August 31, 2008, a decrease of $14,902 or 35%. Interest expense on notes payable to affiliates decreased $2,891 during the six months ended August 31, 2009 because the outstanding principal balance has been reduced. Interest expense on the Steamboat Mortgage decreased by $12,011 because the mortgage was retired during the quarter.

          The non-controlling interest in the income of the consolidated subsidiary for the six months ended August 31, 2009 was $13,044 as compared to $24,288 for the six months ended August 31, 2008, a decrease of $11,244 or 46%. This fluctuation principally relates to the decrease in production from the Slater Dome Field and corresponding decreased net income attributable to the non-controlling interest.

          During the six months ended August 31, 2009, the Company accrued dividends on the Series B and C Convertible Preferred Stock of $98,968 and $272,219, respectively, compared with $140,239 and $277,037 during the six months ended August 31, 2008, a decrease of $46,089 or 11%. Reduced dividends on the Series B and C Preferred Stock reflect reductions in the number of outstanding preferred shares that resulted from the conversion of preferred shares into common shares. The decrease in distributions to the SDG non-controlling interests is because SDG did not make any distribution to non-controlling interest owners during the six months ended June 30, 2009 as compared with the same period in 2008.

	Six months Ended August 31,		Increase
	2009	2008	(Decrease)

Dividends Series B	$98,968	$140,239	$(41,271)
Dividends Series C	272,219	277,037	(4,818)
Distributions SDG	—	44,856	(44,856)

	$371,187	$462,132	$(90,945)

          As a result of the above, we generated a net loss attributable to common shareholders of $3,872,096 or $0.28 per share during the six months ended August 31, 2009 as compared to a net loss attributable to common shareholders of $3,392,625 or $0.29 per share during the six months ended August 31, 2008.

Liquidity and Capital Resources

          We are not currently able to generate positive cash flows from operating activities. During the six months ended August 31, 2009, we experienced a liquidity shortage and curtailed certain activities to conserve cash. As discussed below, the principal source of funds during the period was $1,000,000 proceeds from the sale of certain assets to Entek.

          Historically, the primary sources of capital have been from equity financings and, to a much lesser extent, loans and the sale of gas. Historically, our primary use of capital has been for the acquisition, development and exploration of oil and gas properties and general and administrative expenses.

          Our working capital requirements are expected to increase in line with the planned growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements.

          The Participation Agreement with Entek provided cash of $1,000,000 for the sale of a 4.0625% interest in certain assets. The agreement provides that Entek may purchase an additional 8.125% interest for an additional $1,000,000 during the ensuing 180 days if Entek reasonably believes that a danger of NFEI Insolvency (as defined in the Participation Agreement) exists.

          The continued operation of our business will require an additional capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to exploit our oil and gas properties, generate revenue from our business operations and control our costs. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial losses of their investment.

          The independent auditor’s report accompanying the Company’s February 28, 2009 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The audited February 28, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Our accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

          We entered into the Participation Agreement whereby Entek may expend up to $11.5 million over 3 years to develop an agreed area of mutual interest within our existing properties. In the initial year of the agreement, Entek has agreed to expend $3 million to earn 16.25% of our interest in the aforementioned prospects together with an interest in Slater Dome Gathering, LLLP.

          Our plan of operations for the next twelve months is to complete the testing of the Niobrara and Frontier formations in the Focus Ranch Federal 12-1 well and reenter and test the Federal 3-1 well at the Focus Ranch Unit. Pursuant to the Participation Agreement we expect to spend $3 million towards the development of the Focus Ranch Unit wells and towards reworking certain of the Company’s coal gas wells. In conjunction therewith, we have established an operating committee that is responsible for the annual work program for each phase and the determination of a budget for each phase.

          We believe that the plan of operations for the next twelve months will require additional capital of approximately $2,000,000 to fund general administrative and other costs. To the extent that additional opportunities present themselves, we would require additional sources of capital to participate in these opportunities. Management believes that current cash balances plus cash flow from operations plus commitments from Entek will not be sufficient to fund our capital and liquidity needs for the next twelve months and we will be required to obtain additional capital through the issuance of debt or equity securities or other means to execute our plans. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders

          As of August 31, 2009, we had a cash balance of $487,508 and a working capital deficiency of $3,493,384. The following summarizes the Company’s capital resources at August 31, 2009 compared with February 28, 2009:

	August 31, 2009	February 28, 2009	Increase (Decrease)	Increase (Decrease)

Cash	$487,508	$856,475	$(368,967)	(43)%
Current assets	$2,137,413	$1,673,526	$463,887	28%
Current
liabilities	$5,630,797	$4,507,088	$1,123,709	25%
Working capital	$(3,493,384)	$(2,833,562)	$(659,822)	(23)%

          Our capital resources declined during the period primarily because revenue from the sale of gas significantly declined. Net cash used in operating activities during the six months ended August 31, 2009 was $1,102,370 compared to $291,622 during the comparable period of 2008, an increase of $810,748. For the most part, our revenues declined more rapidly than we were able to reduce our operating expenses.

          Investing activities provided net cash of $980,292 during the six months ended August 31, 2009 and used net cash of $1,541,226 during the six months ended August 31, 2008. During 2009, we reduced capital expenditures to $19,708 compared to capital expenditures of $1,574,526 during 2008. Furthermore, the Participation Agreement with Entek included the sale of a 4.0625% working interest in exchange for $1,000,000.

          Financing activities used net cash of $246,889 during the six months ended August 31, 2009, primarily for payments on the Steamboat mortgage. During the comparable period of 2008, financing activities provided net cash of $1,550,713, primarily from the exercise of warrants.

          The balance of cash and equivalents decreased to $487,508 as of August 31, 2009 from $856,475 as of February 28, 2009, a net decrease in cash of $368,967. We continue to refine our liquidity and capital resource requirements. As a company that is currently experiencing a liquidity shortage, there is significant uncertainty in our estimates. We may require additional capital to continue our plan of operations.

Critical Accounting Policies

          There have been no material changes in our critical accounting policies since February 28, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

          The Company pays a fixed rate of interest on its outstanding debt and accordingly, there is no interest rate market risk.

Commodity Price Risks

          Our major market risk exposure is in the pricing applicable to our natural gas production. Pricing is primarily driven by the prevailing spot market prices applicable to our U.S. natural gas production. Pricing for natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended August 31, 2009, our income before income taxes would have changed by $3,046 for each $0.50 change per Mcf in natural gas prices. We have not entered into natural gas derivative contracts to manage our exposure to natural gas price volatility.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

          For a description of legal proceedings in which the Company has been involved with during the current fiscal year, see the Company’s Form 10-Q for the quarter ended May 31, 2009 filed with the SEC on July 15, 2009, which we incorporate by reference herein.

Item 1A. Risk Factors

          Except as set forth below, there have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the Securities and Exchange Commission, which we incorporate by reference herein.

Risks Relating to Our Business, Supplementing the “Risk Factors” in Our Form 10-K/A for the fiscal year ended February 28, 2009.

          Entek may not make additional investments pursuant to the Participation Agreement.

          On August 10, 2009, New Frontier Energy, Inc. (the “Company”) entered into a Participation Agreement with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company and spend up to an additional approximately $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). For a complete discussion of the terms of the Participation Agreement, see the Form 8-K we filed with the SEC on August 21, 2008, which is incorporated herein by this reference. Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the underlying leases, and the right to earn assignments of interests in the Assets in three phases. However, Entek is not obligated to expend additional funds to earn additional interest in the Assets. Further, the Company may not use the funds expended by Entek for working capital purposes. There can be no assurance that the Entek will make additional payments to the Company pursuant to the Participation Agreement or that the Company will further explore or develop its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Not Applicable.

Item 3. Defaults Upon Senior Securities.

          Not Applicable.

Item 4. Submission of Matters of a Vote of Security Holders

          Not Applicable.

Item 5. Other Information

           Effective October 1, 2009, the Company appointed Frank L. Jennings the Chief Financial Officer and Principal Accounting Officer of the Company.

          Frank L. Jennings, age 58, was appointed our Chief Financial Officer and Principal Accounting Officer effective October 1, 2009. Mr. Jennings has served as the Chief Financial Officer of Gold Resources Corp. since June 2006 and the Principal Financial and Accounting Officer of Synergy Resource Corporation since June 2007. Since 2001, Mr. Jennings has been an independent consultant providing managing and financial services, primarily to smaller public companies. From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded corporation, and from 2001 to 2005, he served as Chief Financial Officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., also a publicly traded corporation. Mr. Jennings has a Bachelor of Science Degree in Economics from Austin College and a Masters in Business Administration with an emphasis in Finance from Indiana University.

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

New Frontier Energy, Inc.

Date: October 20, 2009	By:	/s/ Paul G. Laird

Paul G. Laird,
President and Chief Executive Officer

	By:	/s/ Frank L. Jennings

Frank L. Jennings,
Chief Financial Officer