Form 10-Q
period 2009-11-30
NEW FRONTIER ENERGY INC
filed 2010-03-22
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________
Commission file number: 0-50472

NEW FRONTIER ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1530098
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1801 Broadway, Suite 920, Denver, CO 80203
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

As of March 16, 2010, there were 44,276,306 shares of common stock outstanding (not including 17,243,059 shares that have not been issued.) See Note 9.

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION
Part II - OTHER INFORMATION

NEW FRONTIER ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS

	November 30, 2009	February 28, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,311,902	$856,475
Segregated arbitration funds, affiliates	500,100	—
Accounts receivable, trade, net of allowances	2,185,747	583,628
Prepaid expenses	330,665	233,423

Total current assets	4,328,414	1,673,526

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND DEPLETION
of $2,642,123 and $2,278,466 as of November 30, 2009 and February 28, 2009, respectively	13,575,697	14,949,366

OTHER ASSETS
Deposits	160,000	160,000

Total assets	$18,064,111	$16,782,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,073,395	$862,248
Segregated funds indemnification, affiliates	500,000	—
Notes payable, current portion, affiliates	201,562	403,125
Notes payable, current portion	636,696	825,898
Dividends payable	2,559,867	1,999,083
Accrued expenses	1,300,858	376,133
Accrued interest	—	2,459
Accounts payable, affiliates	43,989	38,142

Total current liabilities	7,316,367	4,507,088

LONG TERM LIABILITIES
Notes payable, affiliates	201,563	—
Asset retirement obligation	290,000	290,000

Total liabilities	7,807,930	4,797,088

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized: Series A Convertible, 100,000
shares authorized; none issued and outstanding	—	—
Series B Convertible, 36,036 shares authorized; 19,000 and 19,040 shares issued and outstanding as
of November 30, 2009 and February 28, 2009, respectively	19	20
Series C Convertible, 230,000 shares authorized; 216,000 shares issued and outstanding as
of November 30, 2009 and February 28, 2009	216	216
Common stock, $.001 par value, 500,000,000 shares authorized; 25,504,537 and 13,441,884
shares issued and outstanding as of November 30, 2009 and February 28, 2009, respectively	25,504	13,441
Additional paid in capital	46,563,568	43,460,402
Accumulated deficit	(36,730,629)	(31,904,791)

Total New Frontier Energy, Inc stockholders’ equity	9,858,678	11,569,288

Noncontrolling interest	397,503	416,516

Total stockholders’ equity	10,256,181	11,985,804

Total liabilities and stockholders’ equity	$18,064,111	$16,782,892

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	November 30, 2009	November 30, 2008

Operating revenues:
Oil and gas sales	$44,511	$306,152
Gathering and operating fees	25,200	30,150

Total revenue	69,711	336,302

Operating expenses:
Exploration costs, including dry holes	4,128	82,334
Lease operating expenses	28,811	351,320
Cost of gas gathering	1,584	—
General and administrative	233,579	401,481
Stock-based compensation	566,057	402,700
Depreciation, depletion and amortization	61,866	226,464

Total operating expenses	896,025	1,464,299

Loss from operations	(826,314)	(1,127,997)

Other income (expense):
Other income	103,294	—
Interest income	3	12,490
Interest expense	(25,155)	(19,854)

Total other income (expense)	78,142	(7,364)

Loss before income taxes	(748,172)	(1,135,361)

Income tax benefit (expense)	—	—

Net loss	(748,172)	(1,135,361)

Less: net income attributable to noncontrolling interest	(13,933)	(7,479)

Net loss	(762,105)	(1,142,840)

Preferred stock dividends and distributions to noncontrolling interest	(191,638)	(218,979)

Net loss attributable to common shareholders	$(953,743)	$(1,361,819)

Net loss per common share Basic and diluted	$(0.07)	$(0.10)

Weighted average shares outstanding Basic and diluted	17,592,449	13,204,945

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Nine Months Ended
	November 30, 2009	November 30, 2008

Operating revenues:
Oil and gas sales	$146,893	$1,056,964
Gathering and operating fees	113,139	108,068

Total revenue	260,032	1,165,032

Operating expenses:
Exploration costs, including dry holes	76,411	179,044
Lease operating expenses	302,706	948,215
Cost of gas gathering	2,235	1,139
General and administrative	1,587,374	1,504,473
Stock-based compensation	1,405,304	1,836,500
Impairments and abandonments	809,721	—
Depreciation, depletion and amortization	363,657	737,241

Total operating expenses	4,547,408	5,206,612

Loss from operations	(4,287,376)	(4,041,580)

Other income (expense):
Other income	103,294	—
Interest income	1,358	62,437
Interest expense	(53,313)	(62,914)

Total other income (expense)	51,339	(477)

Loss before income taxes	(4,236,037)	(4,042,057)

Income tax benefit (expense)	—	—

Net loss	(4,236,037)	(4,042,057)

Less: net income attributable to noncontrolling interest	(26,977)	(31,767)

Net loss	$(4,263,014)	$(4,073,824)

Preferred stock dividends and distributions	(562,825)	(681,111)

Net loss	$(4,825,839)	$(4,754,935)

Net loss per common share Basic and diluted	$(0.32)	$(0.39)

Weighted average shares outstanding Basic and diluted	14,921,425	12,246,778

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended
	November 30, 2009	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,236,037)	$(4,042,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	363,657	737,241
Impairment and abandonment of oil and gas properties	809,721	—
Stock-based compensation	2,042,820	1,937,500
Changes in current assets and liabilities:
Accounts receivable, trade	(1,602,119)	316,251
Prepaid expense	(97,242)	16,978
Accounts payable and accrued expenses	1,431,668	16,436
Other	(100)	—

Net cash used in operating activities	(1,287,632)	(1,017,651)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in other assets	—	33,300
Proceeds from sale of assets per the Participation Agreement with Entek	1,000,000	—
Purchase of property and equipment	(19,708)	(2,158,476)

Net cash provided by (used in) investing activities	980,292	(2,125,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of notes payable	(200,898)	(227,031)
Proceeds from sale of common stock	1,000,000	—
Proceeds from common stock warrant conversions	—	1,712,469
Proceeds from exercise of placement agent warrants	—	269,747
Preferred stock dividends paid	—	(298,443)
Cost of issuance of equity for cash	—	(24,450)
Noncontrolling interest in subsidiary	(45,991)	77,950
Distributions to noncontrolling interest holders in consolidated subsidiary	—	(68,133)
Other	9,656	—

Net cash provided by (used in) financing activities	762,767	1,442,109

INCREASE (DECREASE) IN CASH	455,427	(1,700,718)

BEGINNING BALANCE	856,475	3,602,939

ENDING BALANCE	$1,311,902	$1,902,221

Cash paid for income taxes	$—	$—

Cash paid for interest	$13,181	$44,912

Supplemental schedule of non-cash investing and financing activities:
Series B and C preferred stock converted to common stock	$2,063	$1,348
Issuance of common stock – cashless exercise	$—	$3
Accrued settlement payable	$780,000	$—
Segregated arbitration funds and related indemnification agreement, affiliates	$500,000	$—

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 November 30, 2009

Note 1 - Summary of Significant Accounting Policies

The Company and Business

New Frontier Energy, Inc. (“NFEI” or the “Company”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil.  The Company’s operations are conducted entirely in the continental United States.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of November 30, 2009, the Company’s results of operations for the three and nine months ended November 30, 2009 and 2008 and cash flows for the nine months ended November 30, 2009 and 2008. Operating results for the three and nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010, because of the impact of fluctuations in prices received for natural gas and crude oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.

In connection with the preparation of the condensed consolidated financial statements of NFEI and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events” (“ASC Topic 855”) the Company evaluated subsequent events after the balance sheet date of November 30, 2009, through the filing of this report.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended February 28, 2009, and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended February 28, 2009 included in the Form 10-K filed with the SEC.

Principles of Consolidation

The November 30, 2009 condensed consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended November 30, and include the accounts of Slater Dome Gathering, LLLP (“SDG”) as of and for the reporting periods ended September 30. SDG has a calendar quarter end, September 30, which is consolidated with the Company effective November 30. All significant intercompany accounts and transactions were eliminated. The creditors of SDG do not have recourse to the general credit of the Company.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC topic Fair Value Measurements and Disclosures that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company is currently assessing the impact that the adoption will have on its disclosures.

In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements.  The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price.  The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Company is in the process of evaluating the effect of these new requirements, and has not yet determined the impact that it will have on its financial statements upon full adoption on February 28, 2010.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule. The Company is in the process of evaluating the effect of these new requirements, and has not yet determined the impact that it will have on its financial statements upon full adoption on February 28, 2010.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC topic Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This standard establishes only two levels of GAAP, authoritative and nonauthoritative.  The FASB ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009 did not therefore have any impact on its consolidated financial statements other than to modify certain existing disclosures.  The FASB ASC will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative.  FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  Upon adoption, the Company began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP in the third quarter of fiscal 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events.  The Company adopted SFAS 165 effective June 1, 2009, which did not have an impact on its consolidated financial statements, other than additional disclosures.  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 was effective for fiscal years and interim periods ended after June 15, 2009.

In April 2009, the FASB issued two FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”).  The Company adopted these FSPs effective June 1, 2009, which did not have an impact on its consolidated financial statements, other than additional disclosures.  FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures.  These FSPs were effective for fiscal years and interim periods ended after June 15, 2009.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008 and codified in FASB ASC topic Fair Value Measurement and Disclosure.  FSP 157-2 deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities measured at fair value.  Accordingly, the Company adopted SFAS 157 on March 1, 2009 for its non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis.  This deferred adoption of SFAS 157, however, did not have an impact on the Company’s consolidated financial statements. As it relates to the Company, this delayed adoption applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, as codified in FASB ASC topic Business Combinations.  SFAS 141(R) is effective for business combinations with acquisition dates on or after fiscal years beginning after December 15, 2008, and the Company adopted SFAS 141(R) effective February 1, 2009. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141® did not have an impact on the consolidated financial statements.

Note 3 – Going Concern

The condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred significant operating losses. As of November 30, 2009, the Company has limited financial resources and has not been able to generate positive cash flow from operations. The Company had a working capital deficiency of $2,987,953 at November 30, 2009 and $2,833,562 at February 28, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenue from our planned business operations and control exploration costs.

Note 4 - Entek Participation Agreement

On August 10, 2009, the Company entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company and spend up to an additional approximately $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). The Company and Entek also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by the Company and the Company shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest.

Pursuant to the Participation Agreement, on August 10, 2009, Entek purchased 4.0625% interest in the Assets for $1,000,000 (the “Initial Asset Purchase”). Further, Entek has the option to purchase an additional 8.125% interest in the Assets for $1,000,000, if, within 180 days, Entek reasonably believes that there exists a danger of NFEI Insolvency (as defined in the Participation Agreement). Entek did not exercise this option, which has subsequently lapsed.

Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the Underlying Leases, and the right to earn assignments of interests in the Assets in three phases. On August 10, 2009, Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) to earn 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend approximately $4.5 million (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) of the Company’s interest in the Assets. Entek will have the right to become the operator after the completion of Phase 1 and the commencement of Phase 2, subject to certain regulatory and other approvals.

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

The above description of the Participation Agreement is qualified in its entirety by the full text of the Participation Agreement, attached as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2009 and is incorporated herein by this reference.

Subsequent to November 30, 2009, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets.

Note 5 - Segregated Arbitration Funds and Segregated Funds Indemnification

Pursuant to the Entek Participation Agreement, Samyak Veera, a director of the Company, agreed to deposit $500,000 into a segregated account (the “Segregated Arbitration Funds”).  In the event the Company has insufficient funds available to satisfy the Company’s share of the arbitrator’s award in the arbitration conducted pursuant to the Stull Ranch Settlement Agreement (the “Arbitrator’s Award”), then the Company shall draw upon the funds in the Stull Ranch Account to satisfy the balance of the Arbitrator’s Award, unless earlier released to Mr. Veera pursuant to terms and conditions set forth in the Participation Agreement.

The Company and Mr. Veera also entered into an Indemnification Agreement dated August 7, 2009 (the “Veera Indemnification Agreement”), whereby the Company agreed to indemnify and reimburse Mr. Veera if any of the Segregated Arbitration Funds are released from the segregated account.

On December 18, 2009, the Segregated Arbitration Funds were returned to Mr. Veera after the satisfaction of the terms and conditions set forth in the Participation Agreement for the release of the Segregated Arbitration Funds.

The Arbitrator’s Award of $779,599 in the Stull Ranch Arbitration (as defined below) was issued on February 4, 2010 and the Company satisfied the Arbitration Award on February 17, 2010. See Note 10 – Stull Ranch Litigation for additional discussion of this litigation and the Stull Ranch Arbitration (as defined below).

Note 6 - Notes Payable, Affiliates

Effective December 31, 2007 the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest. On December 24, 2008, the note was extended under the same terms and conditions with a maturity date of December 31, 2009, and in connection with the extension of the maturity date, the Company paid principal in the amount of $201,562 together with accrued interest of $5,881. Effective July 29, 2009, the Company and NRGG entered into a Modification of Partnership Purchase Agreement whereby the Note was modified to extend the date and payment terms, whereby principal in the amount of $201,566 is due on December 31, 2009, and the principal balance together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date. At November 30, 2009, the balance of the note payable was $403,125. On December 31, 2009 the Company made a payment on the principal together with all accrued and unpaid interest in the amount of $211,641.

Note 7 - Notes Payable

On June 15, 2007, the Company acquired a facility (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which had an interest rate of 7.56% per annum. The Steamboat Mortgage required equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage terms were modified on February 26, 2009 whereby the maturity date was changed to September 1, 2009.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s former President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat Property; however, the Company retains equitable ownership of the Steamboat Property and the accompanying financial statements reflect the rights and responsibilities of ownership, including an obligation under the New Steamboat Mortgage described in the following paragraph. The Company’s former President and Chief Executive Officer and the Company anticipate entering into a nominee agreement to reflect this transaction.

On July 7, 2009, the Company completed refinancing (the “New Steamboat Mortgage”) the Steamboat Property. The New Steamboat Mortgage, in the amount of $635,000, is collateralized by the Steamboat Property with a one term due July 7, 2010, bearing interest at the rate of 10%. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 has been prepaid. The Company has the option to prepay the New Steamboat Mortgage in full, or in part, without penalty and should the Company prepay the New Steamboat Mortgage, the unamortized prepaid interest will be returned to the Company. Cash in the amount of $400,000 subject to an assignment security agreement collateralizing the original steamboat mortgage was released.

Note 8 – Impairment of long-lived assets

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to the estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company’s evaluation has resulted in a charge to operations for impairment in the amount of $809,721 and $0 during the nine months ended November 30, 2009 and 2008, respectively.

Note 9 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible preferred stock, par value $0.001 issued or outstanding as of November 30, 2009 and February 28, 2009.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 36,036 shares of Series B 12% cumulative convertible preferred stock par value $0.001 (the “Series B Preferred”). The stated value and issue price of the series B preferred stock is $100.00 per share. Each share of series B preferred is convertible, at the option of the holder, into that number of shares of common stock determined by dividing the issue price of the aggregate number of shares of series B preferred being converted plus any accrued and unpaid dividends by $0.65 per share, unless otherwise adjusted. The series B preferred pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

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

In June 2009, the Company issued an aggregate of 6,153 shares of common stock pursuant to the conversion of 40 shares of series B preferred stock. As of November 30, 2009 and February 28, 2009 there were 19,000 and 19,040 shares of Series B convertible preferred stock issued and outstanding. During the nine months ended November 30, 2009, dividends of $155,976 were accrued and no cash dividends were paid. Aggregate accrued and unpaid dividends totaled $976,458 as of November 30, 2009.

On or about November 19, 2009, the conversion price of the Series B Preferred Stock was adjusted from $0.65 to $0.43 pursuant to anti-dilution rights contained in the Series B Preferred Stock due to the issuance of shares of Common Stock. On or about February 16, 2010, the conversion price of the Series B Preferred Stock was adjusted from $0.43 to $0.39 pursuant to anti-dilution rights contained in the Series B Preferred Stock due to the issuance of shares of Common Stock.

In December 2009, the company issued an aggregate 11,860 shares of common stock pursuant to conversion of 51 shares of series B preferred stock.

In March 2010, the company issued an aggregate 28,717 shares of common stock pursuant to conversion of 112 shares of series B preferred stock.

In December 2009, $2,856 of dividends were paid on the Series B Preferred Stock.

Series C Convertible Preferred Stock

The Company is authorized to issue up to 230,000 shares of series C 2.5% cumulative convertible preferred stock par value $0.001 (the “Series C Preferred Stock”). The stated value and issue price of the Series C Preferred Stock is $100.00 per share and holders are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly, beginning January 31, 2007. The form of dividend payments may be, at the Company’s option, in cash or shares of the Company’s $0.001 par value common stock (the “Common Stock”), or a combination thereof. The Series C Preferred Stock is convertible into shares of common stock at the rate of $1.05 per share, subject to adjustment.

The Series C Preferred Stock has customary weighted-average anti-dilution rights with respect to any subsequent issuance of common stock or common stock equivalents at a price less than $1.05 per share, and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions shall not apply to employee stock options and shares issued in connection with certain mergers and acquisitions. On or about November 19, 2009, the conversion price of the Series C Preferred Stock was adjusted from $1.05 to $0.68 pursuant to anti-dilution rights contained in the Series C Preferred Stock due to the issuance of shares of Common Stock.

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

As of November 30, 2009, there were 216,000 shares of the series C preferred stock issued and outstanding. During the nine months ended November 30, 2009, dividends of $406,849 were accrued and no cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,583,409 as of November 30, 2009.

Effective December 1, 2009, the company issued an aggregate 25,231,206 shares of common stock and will issue an additional 8,868,059 shares of common stock pursuant to the automatic conversion provisions of the 216,000 shares of Series C Preferred Stock and the associated accumulated dividends.

Common Stock

Effective August 17, 2009, the Company granted to its chairman 2,056,500 shares of the Company’s $0.001 par value common stock, valued at $637,515, and a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share, valued at $231,647, for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement.

During the quarter ended November 30, 2009, the Company conducted an offering on a “best efforts” basis to exchange (the “Exchange Offers”) any and all of the Company’s issued and outstanding (i) Series B 12% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) and the accrued and unpaid dividends thereunder and (ii) 2.5% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) and the accrued and unpaid dividends thereunder, for newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).On November 30, 2009, the Company terminated the Exchange Offers without acquiring any Series B Preferred Stock or Series C Preferred Stock in the Exchange Offers.

On or about November 11, 2009, the Company held a closing on the sale (the "Offering") to accredited investors of an aggregate of 3,500,000 shares of the Company's $0.001 par value Common Stock sold at a price of $0.10 per share (the "Common Stock"), effective as of November 9, 2009.  The Company received a subscription for 6,500,000 shares of its Common Stock at a price of $0.10 per share that was accepted on or about November 19, 2009.  The subscription for 6,500,000 shares of the Company’s Common Stock is from Iris Energy Holdings Limited, an affiliate of the Company whose sole director is Samyak Veera, a director of the Company.  Upon the acceptance of the additional subscription agreement, the Company will have received an aggregate of $1,000,000 in gross proceeds from the sale of the Common Stock.

On January 12, 2010, the Company's Board of Directors approve the issuance to Mr. Veera of 750,000 shares of the Company's common stock as compensation for Mr. Veera's services for the period from December 1, 2009 to December 1, 2010. The shares are to be issued in two tranches, with 375,000 in shares of the Company's common stock to be issued on or about January 12, 2010 and 375,000 in shares of the Company's common stock to be issued on or about June 1, 2010.

On February 16, 2010, New Frontier Energy , Inc. held a closing on the sale (the "Offering") to Iris Energy Holdings Limited ("Iris Energy") of an aggregate of 8,000,000 shares of the Company's $0.001 par value Common Stock sold a price of $0.10 per share (The "Common Stock") for gross proceeds of $800,000.  Iris Energy is an affiliate of the Company whose sole director is Samyak Veera, a director of the Company.

Stock Options and Warrants

The Company recognized stock-based compensation expense of $566,058 and $2,042,820 during the three and nine months ended November 30, 2009, respectively, as compared to $402,700 and $1,836,500 in the three and nine months ended November 30, 2008, respectively.

On November 10, 2006, the Company granted certain employees and agents of the Company an aggregate of 3,950,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.25. These stock options vest at a rate of 12.5% each fiscal quarter ending November 30, February 28, May 31 and August 31; 2,250,000 options expire November 10, 2011 and 1,700,000 options expire on November 30, 2014. The Company’s stock closed at $1.24 on November 10, 2006. The fair value of the options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 81%, risk free interest rate of 5% and no dividend yield. The fair value for the options granted was approximately $1.04 per share. The value of the options were recorded at $4,124,400 and was amortized $515,000 per quarter as the options vested. During the nine months ended November 30, 2008 the options were charged to general and administrative stock compensation expense. The options were fully vested and amortized during fiscal year ended February 28, 2009.

On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”). Options representing 1,950,00 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009. The Company’s stock closed at $1.01 on July 23, 2008. The fair value of the Non-Qualified Stock Options was estimated on the date of the grant utilizing the Black-Scholes option pricing model with the following assumptions: expected life of the options is 10 years, expected volatility of 65%, risk free interest rate of 4.2% and no dividend yield. The fair value for the Non-Qualified Stock Options granted was approximately $0.77 per share. The value of the options was recorded at $3,221,600 and $870,900 was amortized in the nine months ended November 30, 2009.

On November 13, 2009, the Company granted a director of the Company 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 are exercisable at a price of $0.25 and expire on December 31, 2010 and 1,000,000 are exercisable at a price of $0.50 per share and expire on December 31, 2011. On or before December 31, 2010, Mr. Schafran has the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company's election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the "Note"). If the Company elects to issue the Note to the director, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note.

Compensation expense related to stock-based compensation is calculated using the Black-Scholes valuation model. Expected volatilities are based on the historical volatility of NFEI’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods and contractual expiration dates. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

In connection with the sale of the Series C Preferred Stock, the Company issued the investors in that offering three-year warrants to purchase an aggregate 21,166,658 shares of Common Stock at an exercise price of $1.50 per share (the “AC Warrants”) and three year warrants to purchase an aggregate 10,583,545 shares of Common Stock at an exercise price of $2.00 per share (the “BC Warrants”). The AC Warrants and the BC Warrants will expire pursuant to their terms on December 1, 2009, December 17, 2009 and January 16, 2010.

The activity for options and warrants during the nine months ended November 30, 2009 is summarized in the following tables:

Exercisable Non-Incentive Stock Option Plan Shares:

	Shares	Weighted Average Exercise Price

Beginning of period	4,681,250	$1.21
Vested	1,031,250	$1.01
Exercised	—	$—
Expired	(108,333)	$1.01

End of period	5,604,167	$1.18

Exercisable Incentive Stock Option Plan Shares:

	Shares	Weighted Average Exercise Price

Beginning of period	584,333	$0.89
Granted	—	$—
Exercised	—	$—
Cancelled/Expired	(394,333)	$1.07

End of period	190,000	$0.94

Fixed-Price Stock Options and Warrants:

	Shares	Weighted Average Exercise Price

Beginning of period	33,000,203	$1.68
Granted	3,250,000	$.31
Exercised	—	$—
Expired	—	$—

End of period	36,250,203	$1.56

The following table summarizes the options and warrants outstanding and exercisable:

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price

$0.20 to $0.74	3,250,000	1.62	$0.31
$0.75 to $1.50	5,794,167	5.20	$1.17
$1.51 to $2.50	33,000,203	0.14	$1.68

	42,044,370

In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of November 30, 2009, no options have been granted under the plan.

Note 10 - Related Parties

The Company paid $24,000 during the nine months ended November, 2009 and 2008, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former president. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The former president of the Company owns 50% of Spotswood.

The Company paid a corporation controlled by one of the former directors and a shareholder $15,625 and $50,000 for geological consulting during the nine months ended November 30, 2009 and 2008, respectively.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s former President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat Property. See Note 7 above.

Effective August 17, 2009, Mr. Veera was granted 2,056,500 shares of the Company’s $0.001 par value common stock, valued at $637,515 and a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share, valued at $231,647 for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement.  See Note 5 above.

During the quarter ended November 30, 2009, the Company sold 6,500,000 shares of its Common Stock at a price of $0.10 per share to Iris Energy Holdings Limited, an affiliate of the Company whose sole director is Samyak Veera, a director of the Company.   See Note 9 above.

Note 11 - Legal Proceedings

Stull Ranch Litigation and Stull Ranch Arbitration.

In June 2009, New Frontier Energy, Inc. (the “Company”), Stull Ranches, LLC, and Clayton Williams Energy, Inc. entered into a settlement agreement (the “Settlement Agreement”) relating to an Easement Agreement granted by Stull Ranches, LLC to Clayton Williams Energy, Inc. which granted access to a road which serviced the Federal 12-1 and Federal 3-1 wells in the Focus Ranch Unit.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay Stull Ranches’ attorneys’ fees and litigation expense in connection with the lawsuit to allow the assignment of the easement in an amount to be decided in an arbitration (the “Stull Ranch Arbitration”). Pursuant to the Settlement Agreement, the parties agreed on a range of between $350,000 and $1,000,000 of the attorneys’ fees and litigation expense that Stull Ranches, LLC may collect from the Company.

On February 5, 2010, the arbitrator in the Stull Ranch Arbitration awarded the attorneys for Stull Ranches, LLC attorneys’ fees in the amount of $779,599.

Hedberg & Howell, LLC Litigation

On November 25, 2009, Hedberg and Howell, LLC, a law firm that previously provided legal services to the Company, filed a complaint in the District Court of Arapahoe County, Colorado (Case No. 09CV2609) against the Company alleging breach of contract for failure to pay certain legal fees.  The plaintiff in this matter is seeking compensatory damages of $39,336, plus costs and attorney fees.   The Company has disputed the legal fees that are the subject matter of this litigation and has filed an answer in response to the complaint asserting various defenses.   The Company cannot predict at this time the outcome in this matter.

On March 5, 2010, a petition for involuntary Chapter 7 bankruptcy entitled In re New Frontier Energy, Inc. (Case No. 10-14517HRT) (the “Petition”) was filed against New Frontier Energy, Inc. (the “Company”) in the United States Bankruptcy Court, District of Colorado by five Petitioning Creditors (the “Petitioners”).  The Petitioners alleged that they have debts that are not the subject of a bona fide dispute as to liability or amount and that the Company is generally not paying its debts as they come due. The Petitioners were seeking liquidation of the Company’s assets and the appointment of a receiver.  The Company believes that the Petitioners' claims are without merit.  After discussion with the Petitioners, on March 18, 2010, the Company and the Petitioners filed a joint motion to dismiss the Petition, and the motion is pending with the bankruptcy court.  The Company believes that the joint motion to dismiss is an affirmation of the Company’s position that the Petition was wholly without merit.  In connection with the joint motion to dismiss, the Company agreed not to seek or obtain judgment, sanctions or other relief against the Petitioners for filing the Petition and any claims against any person or entity that caused the dissemination of the filing to a certain oil and gas publication.  In the event the bankruptcy court does not approve the dismissal of the involuntary bankruptcy petition, the Company intends to aggressively contest the involuntary bankruptcy petition.

Note 12 - Business Segment Information

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine months ended November 30, 2009 and 2008 are presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated

November 30, 2009
Revenues	$146,893	$113,139	$260,032
(Loss) before taxes	$(4,309,337)	$73,300	$(4,236,037)
Total assets	$16,019,352	$2,249,090	$18,268,442
Property additions	$19,708	$—	$19,708
Interest expense	$(53,313)	$—	$(53,313)
Depreciation, depletion and amortization	$265,788	$97,869	$363,657

November 30, 2008
Revenues	$1,056,964	$108,068	$1,165,032
Income (Loss) before taxes	$(4,030,167)	$(11,890)	$(4,042,057)
Total assets	$23,327,889	$2,235,722	$25,563,611
Property additions	$2,158,476	$—	$2,158,476
Interest expense	$(62,914)	$—	$(62,914)
Depreciation, depletion and amortization	$639,372	$97,869	$737,241

Note 13 - Subsequent Events

The Company has evaluated subsequent events through March 16, 2010 the date that these financial statements were available to be issued.  The following information is disclosed as a subsequent event:

In December 2009, the Company issued an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion of 216,000 shares of series C preferred stock and the associated accumulated dividends.

In connection with the sale of the Series C Preferred Stock, the Company issued the investors in that offering three-year warrants to purchase 21,166,658 shares of Common Stock at an exercise price of $1.50 per share (the “AC Warrants”) and three year warrants to purchase 10,583,545 shares of Common Stock at an exercise price of $2.00 per share (the “BC Warrants”). The AC Warrants and the BC Warrants each expired pursuant to their terms on December 1, 2009, December 17, 2009 and January 16, 2010.

 In December 2009, the Company issued an aggregate 11,860 shares of common stock pursuant to conversion of 51 shares of series B preferred stock.

On December 22, 2009, the Company’s Board of Directors approved the payment of $100,000 to Altius Business Services Pte. Ltd., an affiliate of Samyak Veera, for services rendered to the Company in connection with the Entek Participation Agreement the Company entered into in August 2009.

On January 12, 2010, the Company's Board of Directors approved the issuance to Mr. Veera of 750,000 shares of the Company's common stock as compensation for Mr. Veera's services for the period from December 1, 2009 to December 1, 2010. The shares are to be issued in two tranches, with 375,000 in shares of the Company's common stock to be issued on or about January 12, 2010 and 375,000 in shares of the Company's common stock to be issued on or about June 1, 2010.

On February 5, 2010, the arbitrator in the Stull Ranch Arbitration awarded the attorneys for Stull Ranches, LLC attorneys’ fees in the amount of $779,599.  See Note 11 above.

On February 16, 2010, New Frontier Energy, Inc. held a closing on the sale (the "Offering") to Iris Energy Holdings Limited ("Iris Energy") of an aggregate of 8,000,000 shares of the Company's $0.001 par value Common Stock sold a price of $0.10 per share (The "Common Stock") for gross proceeds of $800,000.  Iris Energy is an affiliate of the Company whose sole director is Samyak Veera, a director of the Company.

On March 5, 2010, a petition for involuntary Chapter 7 bankruptcy entitled In re New Frontier Energy, Inc. (Case No. 10-14517HRT) was filed against New Frontier Energy, Inc. (the “Company”) in the United States Bankruptcy Court, District of Colorado by five alleged creditors (the “Petitioners”).  The Petitioners have alleged that they have debts that are not the subject of a bona fide dispute. The Petitioners are seeking liquidation and the appointment of a receiver.  The Company believes that certain of the Petitioners claims are without merit or are otherwise in dispute.  On March 18, 2010, the Petitioners filed a motion to dismiss the involuntary bankruptcy petition and the motion is pending with the bankruptcy court.  In the event the bankruptcy court does not approve the dismissal of the involuntary bankruptcy petition, the Company intends to aggressively contest the involuntary bankruptcy petition.

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

Overview

New Frontier Energy is a natural resource exploration and production company engaged in the exploration, acquisition, and development of oil and natural gas properties in the United States. We are currently developing three significant properties in Colorado and Wyoming:

		Acres
	Property	Gross	Net	Stage of Development
▪	Focus Ranch Discovery	33,242	31,717	Flow tested 12-1 vertical well. 1st Sales anticipated in 3rd quarter 2010.
▪	Slater Dome Producing Area	32,620	21,210	Drilled R. 13-15T and BM 14-15 in November and December 2009. 1st Sales scheduled in 2nd quarter 2010.
▪	Weitzel Prospect	15,040	11,355	Preparing drilling plans now. Analogous field to recent EOG Niobrara discovery well.
	TOTAL Acreage	80,902	66,532*

On August 10, 2009, we entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”), under which Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) to earn 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend approximately $4.5 million (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) of the Company’s interest in the Assets. Entek will have the right to become the operator after the completion of Phase 1 and the commencement of Phase 2, subject to certain regulatory and other approvals.

Subsequent to November 30, 2009, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets.

* Net Acres figures do not take into account Entek’s acquisition of the Company’s interest in the assets.

The Company is currently developing a plan of operations in conjunction with Entek for the next 12 months of operations. The plan of operations may include the development of a pipeline to the Focus Ranch Federal 12-1 well, putting the Robidoux 13-15T and the Battle Mountain Federal 14-15 wells into production, as well as potentially drilling one or more new wells.

Plan of Operations

The Company is currently developing a plan of operations in conjunction with Entek for the next 12 months of operations. The plan of operations may include the development of a pipeline to the Focus Ranch Federal 12-1 well, putting the Robidoux 13-15T and the Battle Mountain Federal 14-15 wells into production and potentially drilling one or more new wells.  The Company and Entek are currently in discussions relating to the financing options for the development of the pipeline.  The resolution of and outcome of these discussions and the form and source of such financing are not determinable as of the date of this Form 10-Q.

Pursuant to the terms and conditions of the Participation Agreement, Entek has the right, after agreeing to proceed with Phase II (as defined in the Participation Agreement) of the Participation Agreement, to elect to become the operator of the Focus Ranch Unit and the Slater Dome Field.  As of the date of this Form 10-Q, Entek has elected to proceed with Phase II and has expressed a desire to become the operator of the Focus Ranch Unit and the Slater Dome Field.  The Company and Entek are in discussions on various matters relating to the appointment of Entek as the operator of the Focus Ranch Unit and the Slater Dome Field.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY

Results of Operation: Three months ended November 30, 2009 compared to the three months ended November 30, 2008

For the three months ended November 30, 2009 we reported a net loss attributable to common shareholders of $953,743 or $0.07 per share on revenue of $69,711. This compares to a net loss attributable to common shareholders of $1,361,819 or $0.10 per share, on revenue of $336,302, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the rehabilitation of our existing wells, bring the Focus Ranch Unit wells into production, and complete new productive wells in connection with the Participation Agreement with Entek. There is no assurance that we will be successful in these efforts.

We anticipate that results of operations for future periods will be significantly affected by the Participation Agreement. The agreement provides for Entek to fund up to approximately $11.5 million over three years to earn up to 55% of our interest in the underlying leases and certain other assets. As of March 8, 2010, Entek is entitled to an interest of 20.3125%. For accounting purposes, we will allocate to Entek their percentage share of revenues and expenses during the term of the Participation Agreement, which is expected to reduce the amounts of revenue and expenses reported by us in the future.

Revenues for the three months ended November 30, 2009 were $69,711 compared with $336,302 for the three months ended November 30, 2008, a decrease of $266,591 or 79.3%. Oil and gas revenues during the three months ended November 30, 2009 were $44,511 compared with $306,152 during the three months ended November 30, 2008, a decrease of $261,641 or 85.5%. The majority of this decrease can be attributed to the decline of substantially all of our production during the period as a result of our liquidity constraints.

Gathering and operating fees were $25,200 for the three months ended November 30, 2009 compared with $30,150 for the three months ended November 30, 2008, a decrease of $4,950 or 16.4%. These fees are generally fixed by agreement and, while they generally do not exhibit significant variation on a period by period comparison, they will vary somewhat based on production volume.

Exploration costs for the three months ended November 30, 2009 were $4,128 compared with $82,334 for the three months ended November 30, 2008, a decrease of $78,206 or 95%. The individual components of exploration costs are shown in the following table:

	Three months Ended November 30,		Increase
	2009	2008	(Decrease)

Geologic consulting	$933	$18,750	$(17,817)
Seismic consulting	—	51,218	(51,218)
Misc other costs	—	11,041	(11,041)
Delay rentals	3,195	1,325	1,870

	$4,128	$82,334	$(78,206)

The decrease in exploration costs is generally a result of decreased exploration activity at the Slater Dome Field and Focus Ranch Unit. Certain activities were suspended during the period pending receipt of additional funding.

Lease operating expenses for the three months ended November 30, 2009 were $28,811 compared with $351,320 during the three months ended November 30, 2008, a decrease of $322,509 or 91.8%. The changes are summarized as follows:

	Three months Ended November 30,		Increase
	2009	2008	(Decrease)

Lease operating expenses	25,351	345,596	(320,245)
Production taxes	3,460	5,724	(2,264)

	$28,811	$351,320	$(322,509)

Lease operating expenses decreased $320,245 compared to the same period ending in 2008. This reduction is largely due to reduced activities in response to our lack of liquidity during the period and due to certain terms related to the Participation Agreement between the Company and Entek, dated August 10, 2009, whereby, all operating expenses shall be paid out of the parties net proceeds from the underlying leases and in the event that there are not sufficient proceeds, subject to other terms, Entek shall be solely responsible for the remaining operating expenses through the conclusion of each development phase in which Entek participates. The decrease in gas sales costs and production taxes is consistent with the decrease in production and revenues.

General and administrative expenses for the three months ended November 30, 2009 were $233,579 compared with $401,481 in the three months ended November 30, 2008, a decrease of $167,902 or 41.8%. As a result of our current lack of liquidity, we worked to reduce our cash operating expenses, with the largest reduction coming from decreased employee compensation as a result of reduced personnel and decreases in salaries paid to officers. During the quarter ended August 31, 2009, we agreed to issue 2,056,500 shares of restricted common stock, valued at $637,515, to our chairman as compensation for consulting services and as a structuring fee relating to the deposit of the funds to be used as the Segregated Arbitration Fund. Professional fees increased approximately $125,000 in the three months ended November 30, 2009 compared to the quarter ended in 2008.  This increase was largely due to an increase in legal and accounting fees, primarily because of the Stull Ranch litigation and offset by a decrease in other consulting fees primarily composed of decreased engineering and landman fees resulting from our reduced level of exploration activity. The decrease in all other general and administrative expenses reflects our lower activity level in response to our liquidity constraints.

Issuance of common stock options and warrants represents the pro-rata amortization of estimated fair value of stock based compensation. During the quarter ended November 30, 2009, costs increased to $566,057, an increase of $163,357, or 40.6%, as compared to costs of $402,700 incurred during the quarter ended November 30, 2008. The costs reported during the quarter ended November 30, 2009, include the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 which are being amortized over two years and the amortization of estimated fair value associated with 2,000,000 options issued in November 2009 to one of the Company’s independent board of directors. The costs reported during the quarter ended November 30, 2008 include the amortization of estimated fair value associated with 4,200,000 options issued during July 2008.

Depreciation, depletion and amortization for the three months ended November 30, 2009 was $61,866 compared with $226,464 during the three months ended November 30, 2008, a decrease of $164,598 or 72.7%. The decrease in depletion on producing properties is attributable to the decreased production from the Slater Dome Field and a decrease in other depreciation, as certain assets became fully depreciated.

During the three month period ended November 30, 2009, the Company successfully negotiated a reduction of approximately $100,000 with one of its vendors for previously charged field expenses and recorded the credit as other income.

Interest income decreased $12,487 to $3 during the three month period ended November 30, 2009, compared to $12,490 during the three months ended November 30, 2008.  The decrease in interest income is due to the lower level of cash balances held by the Company during the period.

Interest expense for the three months ended November 30, 2009 was $25,155 compared with $19,854 in the three months ended November 30, 2008, an increase of $5,301 or 26.7%. The increase in interest expense is due to the refinancing and transfer of title of the Steamboat Property to the Company’s former President and Chief Executive Officer. On July 7, 2009 the Company transferred the title of the Steamboat property to the Company’s former President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat property.  The new Steamboat mortgage bears interest at the Wall Street Journal prime rate plus 4.0%, subject to a minimum rate of 10%. One year interest on the New Steamboat Mortgage was paid in advance.

The non-controlling interest in the income of the consolidated subsidiary for the three months ended November 30, 2009 was $13,933 as compared to $7,479 for the three months ended November 30, 2008, an increase of $6,454 or 86.3%.

During the three months ended November 30, 2009, the Company accrued dividends on the series B and C convertible preferred stock in the amount of $191,638 compared with $218,979 during the three months ended November 30, 2008, a decrease of $27,341 or 12.5%.  The decrease is attributable to the conversion of series B convertible preferred stock in June 2009.

Results of Operation: nine months ended November 30, 2009 compared to the nine months ended November 30, 2008

For the nine months ended November 30, 2009 we reported a net loss attributable to common shareholders of $4,825,839 or $0.32 per share on revenue of $260,032. This compares to a net loss attributable to common shareholders of $4,754,935 or $0.39 per share, on revenue of $1,165,032, for the comparable period of the previous fiscal year. We expect to incur losses until such time as we complete the rehabilitation of our existing wells, bring the Focus Ranch Unit wells into production, and complete new productive wells in connection with the Participation Agreement with Entek. There is no assurance that we will be successful in these efforts.

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

Revenues for the nine months ended November 30, 2009 were $260,032 compared with $1,165,032 for the nine months ended November 30, 2008, a decrease of $905,000 or 77.7%. Oil and gas revenues during the nine months ended November 30, 2009 were $146,893 compared with $1,056,964 during the nine months ended November 30, 2008, a decrease of $910,071 or 86.1%. Substantially all of our production was curtailed during the period as a result of our liquidity constraints. These fields require minimum flow rates in order to power compression equipment. As these flow rates declined in the low commodity price environment, the additional capital investments necessary to maintain production above the minimum field flow rates did not generate adequate returns. As a result of our liquidity constraints, no additional capital has been expended and production levels have declined.

Gathering and operating fees were $113,139 for the nine months ended November 30, 2009 compared with $108,068 for the nine months ended November 30, 2008, an increase of $5,071 or 5%. These fees are generally fixed by agreement and, while they generally do not exhibit significant variation on a period by period comparison, they will vary somewhat based on production volume.

Exploration costs for the nine months ended November 30, 2009 were $76,411 compared with $179,044 for the nine months ended November 30, 2008, a decrease of $102,633 or 57.3%. The individual components of exploration costs are shown in the following table:

	Nine months Ended November 30,		Increase
	2009	2008	(Decrease)

Geologic consulting	$39,191	$50,000	$(10,809)
Seismic consulting	—	86,081	(86,081)
Misc other costs	—	27,143	(27,143)
Delay rentals	37,220	15,820	21,400

	$76,411	$179,044	$(102,633)

The decrease in exploration cost is a result of decreased exploration activity at the Slater Dome Field and Focus Ranch Unit. Certain activities were suspended during the period pending receipt of additional funding. Increased delay rentals are attributable to contractual requirements for acreage at the Focus Ranch Unit.

Lease operating expenses for the nine months ended November 30, 2009 were $302,706 compared with $948,215 in the nine months ended November 30, 2008, a decrease of $645,509 or 68.1%. The changes are summarized as follows:

	Nine months Ended November 30,		Increase
	2009	2008	(Decrease)

Lease operating expenses	291,842	870,273	(578,431)
Production taxes	10,864	77,942	(67,078)

	$302,706	$948,215	$(645,509)

Lease operating expenses decreased $578,431 compared to the same period ending in 2008. This reduction is largely due to reduced activities in response to our lack of liquidity during the first six months of fiscal 2010 and during the three months ended November 30, 2009 due to certain terms related to the Participation Agreement between the Company and Entek, dated August 10, 2009. Pursuant to the Participation Agreement, all operating expenses shall be paid out of the parties net proceeds from the underlying leases and in the event that there are not sufficient proceeds, subject to other terms, Entek shall be solely responsible for the remaining operating expenses through the conclusion of each development phase in which Entek participates. The net proceeds were not sufficient to cover the operating expenses, therefore in accordance with the Participation Agreement Entek carried the Company on the remaining expenses. The decrease in gas sales costs and production taxes is consistent with the decrease in production and revenues.

General and administrative expenses for the nine months ended November 30, 2009 were $1,587,374 compared with $1,504,473 in the nine months ended November 30, 2008, an increase of $82,901 or 5.5%.  As a result of our current lack of liquidity, we worked to reduce our cash operating expenses and have reduced employee compensation as a result of reduced personnel and decreases in salaries paid to officers. However, this decrease has been offset by professional and consulting services, which have increased approximately $600,000 during the nine months ended November 30, 2009. The largest increase is related to the Company issuing 2,056,500 shares of restricted common stock, valued at $637,515, to our chairman as compensation for consulting services and as a structuring fee relating to the deposit of the funds to be used as the Segregated Arbitration Fund. Legal services were also increased primarily because of the Stull Ranch litigation. All other general and administrative expenses decreased and reflect our lower activity level in response to our liquidity constraints and other cost saving measures.

Issuance of common stock options and warrants represents the pro-rata amortization of the estimated fair value of stock based compensation. During the nine months ended November 30, 2009, costs decreased to $1,405,304, a decrease of $431,196, or 23.5%, as compared to costs of $1,836,500 incurred during the nine months ended November 30, 2008. The costs reported during the nine months ended November 30, 2009 include the estimated fair value of options issued to our chairman on August 17, 2009 to purchase 1,250,000 shares at $0.20 per share, valued at $231,647, plus the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 which are being amortized over two years, plus the amortization of $302,739, the estimated fair value associated with 2,000,000 options issued in November 2009 to one of the Company’s independent directors.

Depreciation, depletion and amortization for the nine months ended November 30, 2009 was $363,657 compared with $737,241 during the nine months ended November 30, 2008, a decrease of $373,584 or 50.7%. The decrease in depletion on producing properties is attributable to the decreased production from the Slater Dome Field. Other depreciation decreased during the nine months ended November 30, 2009 as compared with the nine months ended November 30, 2008 as certain assets became fully depreciated.

During the nine months ended November 30, 2009, we incurred impairment of our oil and gas properties in the amount of $809,721. Accounting rules require that we periodically review the carrying value of our oil and natural gas properties and the Gas Gathering Pipeline for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, rate of flow of gas through the pipeline, economics and other factors, we may be required to further write down the carrying value of our oil and natural gas properties or the Gas Gathering Pipeline in the future. There was no provision for impairment during the nine months ended November 30, 2008.

During the nine month period ended November 30, 2009, the Company successfully negotiated a reduction of approximately $100,000 with one of its vendors for previously charged field expenses and recorded the credit as other income.

Interest income for the nine months ended November 30, 2009 was $1,358 compared with $62,437 in the nine months ended November 30, 2008, a decrease of $61,079 or 97.8%. The decrease is the result of reduced cash balances held by the Company during the nine months ended November 30, 2009.

Interest expense for the nine months ended November 30, 2009 was $53,313 as compared to $62,914 during the nine months ended November 30, 2008, a decrease of $9,601 or 15%. Interest expense decreased because the outstanding principal balance has been reduced during the nine months ended November 30, 2009. On July 9, 2009 the Company transferred the title of the Steamboat property to the Company’s former President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat property. The New Steamboat Mortgage, in the amount of $635,000, is collateralized by the Steamboat Property with a one year term due July 7, 2010, bearing interest at the rate of 10%. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 was prepaid.

The non-controlling interest in the income of the consolidated subsidiary for the nine months ended November 30, 2009 was $26,977 as compared to $31,767 for the nine months ended November 30, 2008, a decrease of $4,790 or 15.1%. This fluctuation principally relates to the decrease in production from the Slater Dome Field and corresponding decreased net income attributable to the non-controlling interest.

During the three months ended November 30, 2009, the Company accrued dividends on the series B and C convertible preferred stock in the amount of $562,825 compared with $681,111 during the nine months ended November 30, 2008, a decrease of $118,286 or 17.4%.  The decrease is attributable to the conversion of series B convertible preferred stock in June 2009.

Liquidity and Capital Resources

We are not currently able to generate positive cash flows from operating activities. During the nine months ended November 30, 2009, we experienced a liquidity shortage and curtailed certain activities to conserve cash. As discussed below, the principal source of funds during the period was $1,000,000 proceeds from the sale of certain assets to Entek and $1,000,000 proceeds from the issuance of common stock in November 2009.

Historically, the primary sources of capital have been from equity financings and, to a much lesser extent, loans and the sale of oil and gas. Our primary use of capital has historically been for the acquisition, development and exploration of oil and gas properties and general and administrative expenses.

Our working capital requirements are expected to increase in line with the planned growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements.

The Participation Agreement with Entek provided cash of $1,000,000 for the sale of a 4.0625% interest in certain assets. The agreement provides that Entek may purchase an additional 8.125% interest for an additional $1,000,000 during the ensuing 180 days if Entek reasonably believes that a danger of NFEI Insolvency (as defined in the Participation Agreement) exists. Entek did not exercise this option, which has subsequently lapsed.

The continued operation of our business will require an additional capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to exploit our oil and gas properties, generate revenue from our business operations and control our costs. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial losses, if not a complete loss on of their investment.

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

We entered into the Participation Agreement whereby Entek may expend up to $11.5 million over 3 years to develop an agreed area of mutual interest within our existing properties. In the initial year of the agreement, Entek has agreed to expend $3 million to earn 16.25% of our interest in the aforementioned prospects together with an interest in Slater Dome Gathering, LLLP. Subsequent to November 30, 2009, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets.

As of November 30, 2009, we had a cash balance of $1,311,901 and a working capital deficiency of $3,155,921. The following summarizes the Company’s capital resources at November 30, 2009 compared with February 28, 2009:

	November 30, 2009	February 28, 2009	Increase (Decrease)	Increase (Decrease)

Cash	$1,311,901	$856,475	$455,426	53%
Current assets	$4,328,414	$1,673,526	$2,654,888	159%
Current
liabilities	$7,316,367	$4,507,088	$2,977,247	66%
Working capital	$(2,987,953)	$(2,833,562)	$(322,359)	(11)%

Our capital resources declined during the period primarily because revenue from the sale of oil and gas significantly declined. Net cash used in operating activities during the nine months ended November 30, 2009 was $1,287,632 compared to $1,017,651 during the comparable period of 2008, an increase of $269,981. For the most part, our revenues declined more rapidly than we were able to reduce our operating expenses.

Investing activities provided net cash of $980,292 during the nine months ended November 30, 2009 and used net cash of $2,125,176 during the nine months ended November 30, 2008. During the nine months ended November 30, 2009, we reduced capital expenditures to $19,708 compared to capital expenditures of $2,158,476 during the same period in 2008. Furthermore, the Participation Agreement with Entek included the sale of a 4.0625% working interest in exchange for $1,000,000.

Financing activities provided net cash of $762,767 during the nine months ended November 30, 2009, primarily from $1,000,000 proceeds received from the sale of common stock in November 2009 offset by payments on the Steamboat mortgage. During the comparable period of 2008, financing activities provided net cash of $1,442,109 primarily from the exercise of warrants.

The balance of cash and equivalents increased to $1,311,901 as of November 30, 2009 from $856,475 as of February 28, 2009, a net increase in cash of $455,426. We continue to refine our liquidity and capital resource requirements. As a company that is currently experiencing a liquidity shortage, there is significant uncertainty in our estimates. We may require additional capital to continue our plan of operations.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Stull Ranch Litigation and Stull Ranch Arbitration.

In June 2009, New Frontier Energy, Inc. (the “Company”), Stull Ranches, LLC, and Clayton Williams Energy, Inc. entered into a settlement agreement (the “Settlement Agreement”) relating to an Easement Agreement granted by Stull Ranches, LLC to Clayton Williams Energy, Inc. which granted access to a road which serviced the Federal 12-1 and Federal 3-1 wells in the Focus Ranch Unit.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay Stull Ranches’ attorneys’ fees and litigation expense in connection with the lawsuit to allow the assignment of the easement in an amount to be decided in an arbitration (the “Stull Ranch Arbitration”). Pursuant to the Settlement Agreement, the parties agreed on a range of between $350,000 and $1,000,000 of the attorneys’ fees and litigation expense that Stull Ranches, LLC may collect from the Company.

The Arbitrator’s Award of $779,599 in the Stull Ranch Arbitration (as defined below) was issued on February 4, 2010 and the Company satisfied the Arbitration Award on February 17, 2010.

Hedberg & Howell, LLC Litigation

On November 25, 2009, Hedberg and Howell, LLC, a law firm that previously provided legal services to the Company, filed a complaint in the District Court of Arapahoe County, Colorado (Case No. 09CV2609) against the Company alleging breach of contract for failure to pay certain legal fees.  The plaintiff in this matter is seeking compensatory damages of $39,336, plus costs and attorney fees.   The Company has disputed the legal fees that are the subject matter of this litigation and has filed an answer in response to the complaint asserting various defenses.   The Company cannot predict at this time the outcome in this matter.

Involuntary Bankruptcy Filing

On March 5, 2010, a petition for involuntary Chapter 7 bankruptcy entitled In re New Frontier Energy, Inc. (Case No. 10-14517HRT) (the “Petition”) was filed against New Frontier Energy, Inc. (the “Company”) in the United States Bankruptcy Court, District of Colorado by five Petitioning Creditors (the “Petitioners”).  The Petitioners alleged that they have debts that are not the subject of a bona fide dispute as to liability or amount and that the Company is generally not paying its debts as they come due. The Petitioners were seeking liquidation of the Company’s assets and the appointment of a receiver.  The Company believes that the Petitioners' claims are without merit.  After discussion with the Petitioners, on March 18, 2010, the Company and the Petitioners filed a joint motion to dismiss the Petition, and the motion is pending with the bankruptcy court.  The Company believes that the joint motion to dismiss is an affirmation of the Company’s position that the Petition was wholly without merit.  In connection with the joint motion to dismiss, the Company agreed not to seek or obtain judgment, sanctions or other relief against the Petitioners for filing the Petition and any claims against any person or entity that caused the dissemination of the filing to a certain oil and gas publication.  In the event the bankruptcy court does not approve the dismissal of the involuntary bankruptcy petition, the Company intends to aggressively contest the involuntary bankruptcy petition.

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

On August 10, 2009, New Frontier Energy, Inc. (the “Company”) entered into a Participation Agreement with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company and spend up to an additional approximately $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). For a complete discussion of the terms of the Participation Agreement, see the Form 8-K we filed with the SEC on August 21, 2009, which is incorporated herein by this reference. Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the underlying leases, and the right to earn assignments of interests in the Assets in three phases. However, Entek is not obligated to expend additional funds to earn additional interest in the Assets. Further, the Company may not use the funds expended by Entek for working capital purposes. There can be no assurance that the Entek will make additional payments to the Company pursuant to the Participation Agreement or that the Company will further explore or develop its properties.

Proposed federal legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The U.S. Congress is currently considering legislation that would amend the Safe Drinking Water Act to eliminate an existing exemption from federal regulation of hydraulic fracturing activities.  Hydraulic fracturing is a common process in our industry of creating artificial cracks, or fractures, in deep underground rock formations through the pressurized injection of water, sand and other additives to enable oil or natural gas to move more easily through the rock pores to a production well.  This process is often necessary to produce commercial quantities of oil and natural gas from many reservoirs. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  If adopted, the proposed amendment to the Safe Drinking Water Act could result in additional regulations and permitting requirements at the federal level.  Those additional regulations and permitting requirements, as well as other regulatory developments at the state level, could lead to significant operational delays and increased operating costs, and make it more difficult to perform hydraulic fracturing.

A petition for involuntary bankruptcy was filed against New Frontier Energy, Inc., which could adversely affect the our operations and financial condition

On March 5, 2010, a petition for involuntary Chapter 7 bankruptcy entitled In re New Frontier Energy, Inc. (Case No. 10-14517HRT) (the “Petition”) was filed against New Frontier Energy, Inc. (the “Company”) in the United States Bankruptcy Court, District of Colorado by five Petitioning Creditors (the “Petitioners”).  The Petitioners alleged that they have debts that are not the subject of a bona fide dispute as to liability or amount and that the Company is generally not paying its debts as they come due. The Petitioners were seeking liquidation of the Company’s assets and the appointment of a receiver.  The Company believes that the Petitioners' claims are without merit.  After discussion with the Petitioners, on March 18, 2010, the Company and the Petitioners filed a joint motion to dismiss the Petition, and the motion is pending with the bankruptcy court.  The Company believes that the joint motion to dismiss is an affirmation of the Company’s position that the Petition was wholly without merit.  In connection with the joint motion to dismiss, the Company agreed not to seek or obtain judgment, sanctions or other relief against the Petitioners for filing the Petition and any claims against any person or entity that caused the dissemination of the filing to a certain oil and gas publication.  In the event the bankruptcy court does not approve the dismissal of the involuntary bankruptcy petition, the Company intends to aggressively contest the involuntary bankruptcy petition.

There can be no assurance that the Company will be successful in having the involuntary bankruptcy petition dismissed.  If the Company is not successful in having the involuntary bankruptcy petition dismissed, the Company may become subject to a bankruptcy proceeding under either Chapter 7 or Chapter 11 of the United States Bankruptcy Code and will be subject to the risks and uncertainties associated with such bankruptcy cases.   These risks include, but are not limited to, our ability to continue as a going concern, our ability to operate within the restrictions of the bankruptcy court, our ability to obtain bankruptcy court approval with respect to motions filed in the bankruptcy proceeding from time to time; our ability to develop, confirm and consummate a plan of reorganization (with respect to a Chapter 11 proceeding), and the ability of third parties to seek and obtain court approval to liquidate our assets (with respect to a Chapter 7 proceeding).

Further, in the event that the involuntary bankruptcy  petition is not dismissed within 60 days from its date of commencement, it may be deemed to be a Triggering Event (as defined in the certificate of designation of the Company’s Series B Preferred Stock), which may, among other things, allow its holders, at their option, to require the Company to redeem all of the Preferred Stock then held by such holder for a redemption price, in shares of Common Stock, equal to a number of shares of Common Stock equal to the Triggering Redemption Amount (as defined in the certificate of designation of the Company’s Series B Preferred Stock) divided by $0.65 or (B) increase the dividend on all of the outstanding Series B Preferred Stock held by such holder to equal 18% per annum thereafter.

Further, negative events or publicity associated with a bankruptcy case could adversely affect our relationships with our vendors and employees, as well as with customers and other third parties, which in turn could adversely affect our operations and financial condition.  Also, pursuant to the United States Bankruptcy Code, we would need bankruptcy court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.  Because of the risks and uncertainties associated with bankruptcy cases, we cannot predict or quantify the ultimate impact that events occurring during the filing of the involuntary bankruptcy petition process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2009, the Company granted Lazar G. Schafran 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 are exercisable at a price of $0.25 and expire on December 31, 2010 and 1,000,000 are exercisable at a price of $0.50 per share and expire on December 31, 2011. On or before December 31, 2010, Mr. Schafran has the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company's election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the "Note"). If the Company elects to issue the Note to Mr. Schafran, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note.

Entek may become the Operator of the Slater Dome Field and the Focus Ranch Unit.

Pursuant to the terms and conditions of the Participation Agreement, Entek has the right, after agreeing to proceed with Phase II (as defined in the Participation Agreement) of the Participation Agreement, to elect to become the operator of the Focus Ranch Unit and the Slater Dome Field.  As of the date of this Form 10-Q, Entek has elected to proceed with Phase II and has expressed a desire to become the operator of the Focus Ranch Unit and the Slater Dome Field.  The Company and Entek are in discussions on various matters relating to the appointment of Entek as the operator of the Focus Ranch Unit and the Slater Dome Field.  In the event Entek becomes the operator of the Focus Ranch Unit and the Slater Dome Field, it will have control over the management of operations on these properties and make decisions regarding development.  These decisions may affect our capital requirements and may have a material adverse affect upon the Company and its shareholders.

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

New Frontier Energy, Inc.

Date: March 22, 2010	By:	/s/ Samyak Veera

Samyak Veera,
President and Chief Executive Officer

	By:	/s/ Tristan R. Farel

Tristan R. Farel,
Chief Financial Officer