Form 10-K
period 2010-02-28
NEW FRONTIER ENERGY INC
filed 2010-12-07
CIK 1140586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(mark one)
☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2010

☐	transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______.

Commission file number: 0-50472

New Frontier Energy, Inc.
(Name of small business issuer in its charter)

Colorado	84-1530098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1801 Broadway, Suite 920, Denver, Colorado 80202
(Address of principal executive offices)  (Zip Code)

(303) 730-9994
(Registrant’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act:      None

Name Of Each Exchange On Which Registered:    N/A

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   o Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of August 31, 2010, was approximately $2,306,784 based upon the last reported sale on that date.

The number of the Registrant’s shares of $0.001 par value common stock outstanding as of December 1, 2010, was 68,325,516 (not including 78,864 shares that have not been issued). See Note 6 – Stockholders’ Equity.

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

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and New Frontier Energy, Inc. (the “Company”), intends that such forward-looking statements be subject to the safe harbors created thereby.  These statements include, among others:

•	Our business strategy and financial condition;
•	Exploration and development drilling prospects, inventories, projects, plans and programs;
•	Oil and natural gas reserves;
•	Availability and costs of drilling rigs and field services;
•	The price of oil and gas and the general state of the economy;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Risks associated with not being the operator of certain of the Company’s properties;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended;
•	Volatility of our stock price; and
•	Plans, objectives, expectations and intentions.

These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the Securities and Exchange Commission. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this Annual Report.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice, based on changes in such facts or assumptions.

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

PART I

Item 1. and Item 2. Business and Properties

General

New Frontier Energy, Inc. (“NFEI” or the “Company” or “we” or “us”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin in Colorado and Wyoming and the Denver Julesberg Basin in Colorado.

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

Our principal office is located at 1801 Broadway, Suite 920, Denver, Colorado 80202, and our telephone number is (303) 730-9994.

Strategy

Our strategy is to deliver net asset value per share growth to our investors via attractive oil and gas investments. Our focus in meeting the goal of building shareholder value is on the successful execution of exploration for and development of onshore plays in the United States through strategic partnerships. We believe that we will be able to create long-term value for our shareholders by targeting low to medium risk projects that offer repeatable success allowing for meaningful production and reserve growth.

Properties

As of February 28, 2010, we owned interests in approximately 80,902 gross acres (54,433 net) in the Greater Green River Basin and the Denver Julesberg Basin, all of which is classified as undeveloped acreage. There are no proved reserves as of February 28, 2010 and 2009.

The Company owns 65.95% of the limited partnership interests, 79.69% of the General Partnership Interest and 67.32% of the total interest of Slater Dome Gathering, LLLP (“SDG”). SDG owns an 18-mile gas gathering line that transports the Company’s natural gas from the Slater Dome Field (Greater Green River Basin) to the Questar transportation line in Baggs, Wyoming.

Recent Developments and Related Transactions

Greater Green River Basin

On August 10, 2009, the Company entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company for $1.0 million and spend up to an additional $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in SDG (collectively the “Assets”). The Company and Entek also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by the Company and the Company shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest.

Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the Underlying Leases, and the right to earn assignments of interests in the Assets in three phases. On August 10, 2009, Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) to earn 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend approximately $4.5 million (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) of the Company’s interest in the Assets. If during any Phase, Entek fails to expend an amount equal to or greater than the threshold amount for the respective Phase period, then Entek shall have the right, but not the obligation, within 10 days after the end of the Phase period to deposit the difference between the Phase threshold amount and the amount expended into a segregated account in order to earn the full interest in the Phase. The amounts deposited into the segregated account shall be expended in the following work program.

Entek will have the right to become the operator after the completion of Phase 1 and the commencement of Phase 2, subject to certain regulatory and other approvals.

Two wells targeting the Niobrara Chalk formation were drilled in November and December 2009 on the Underlying Leases, and a third well targeting the Niobrara Chalk formation was drilled in July 2010.  NFEI’s participation in the third well is a subject of dispute between NFEI and Entek. NFEI is currently negotiating with Entek to resolve this dispute.

As of February 28, 2010, Entek had completed its obligation for Phase I and has earned in aggregate a 20.3125% interest of the Company’s interest in the Assets. In accordance with the terms of the Participation Agreement, Entek took over as the operator of the Slater Dome Field and the Focus Ranch Unit on May 1, 2010. On September 22, 2010, Entek informed NFEI that it had completed its obligations under Phase II. NFEI disputes this assertion and is negotiating with Entek to resolve this dispute.

Denver Julesberg Basin

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases (the “Leases”) in the Denver Julesburg Basin (“DJ Basin”) in Weld and Morgan Counties, Colorado. (Please see “Our Oil and Gas Operations” below for more details)

Series C Convertible Preferred Stock

Effective December 1, 2009, the 216,000 outstanding shares of Series C Preferred Stock converted into an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion provisions of the Series C Preferred Stock. As of October 20, 2010, for technical reasons, 78,864 shares out of the 34,099,265 have not yet been issued.

Our Oil and Gas Operations

Greater Green River Basin

The Company’s acreage in the Greater Green River Basin is primarily made up of the Slater Dome Field and the Focus Ranch Unit. The Slater Dome Field is comprised of 32,620 gross acres (17,766 net acres) and the Focus Ranch Unit consists of 33,242 gross acres (25,227 net acres) adjacent to and southeast of the Slater Dome Field in northwest Colorado. The Company has an approximately 53.125% working interest in the Slater Dome Field and an approximately 79.6875% working interest in the Focus Ranch Unit.

Historically, the primary drilling objective has been natural gas in the lower Iles coal-bearing formation of the Mesa Verde Group at depths ranging from 700 to 3,200 feet, along with a secondary objective consisting of a group of sands (the Deep Creek Sands) that exist between the base of the Iles formation and the top of the Mancos shale. The Company has shifted its focus and the main drilling objective now is for oil in the Niobrara Chalk, Carlile Shale and Frontier Sandstone Formations at depths ranging from 7,000 to 9,000 feet.

In November 2009, we began a two well drilling program targeting the Niobrara formation, successfully drilling the Robidoux 13-15T and the Battle Mountain 14-15 to the targeted depths. In July 2010, the Butter Lake 32-10 well was drilled in the Focus Ranch Unit to its targeted depth. The Robidoux 13-15T well is shut in. The Battle Mountain 14-15 and Butter Lake 32-10 wells are in production and are producing marginal flow rates of oil and gas. We have not received reliable reporting from Entek, the operator, as to the exact production rates, if any, for these two wells and we have not recovered any proved reserves from these wells.

During the fiscal year ended February 28, 2010, Green River Basin assets produced 112,836 Mcf of gas, of which 24,948 Mcf was used in operations and 87,888 Mcf was delivered.  During the fiscal year ended February 28, 2009, the Slater Dome Field produced 229,629 Mcf of gas, of which 38,939 Mcf was used in operations and 190,690 Mcf was delivered.

As of February 28, 2010 and 2009, there were no recoverable reserves from our wells in the Greater Green River Basin based upon the existing price of natural gas and the costs required to drill new wells and conduct operations.

Denver Julesberg Basin

Commencing in the fall of 2007 through the fall of 2008 we acquired leases for approximately $577,600 in the Denver Julesberg Basin located in Northeast Colorado from approximately 35 interest owners. During the fiscal year ended February 28, 2010, we owned 100% of the working interest in 15,040 gross acres and 11,440 net acres and were the operator.

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain leases (“Leases”) in the DJ Basin.  The Company received proceeds of approximately $5.0 million (net of related deal expenses) from the sale of the interest in the Leases.

Pursuant to the Purchase and Sale Agreement, Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing (the “Drilling Period”) on the sale of the interest in the Leases and carry the Company for a 33 1/3% working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement).  In the event that Carrizo fails to commence the drilling of the three Carry Wells during the Drilling Period, the Leases (except for a 640 acre tract) shall be reassigned back to the Company.

Pursuant to the Purchase and Sale Agreement, if Carrizo commences drilling three Carry Wells before the end of the Drilling Period, the Company has the option to re-acquire an undivided 1/3 working interest in the Leases.  To reacquire the 1/3 working  interest in the Leases, the Company shall pay 1/3 of to the total amount Carrizo paid to the Company to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

In connection with the Purchase and Sale Agreement, the Company and Carrizo also entered into an AMI Agreement whereby the Company and Carrizo agreed to create an area of mutual interest in all governmental sections within which the Company owns Leases as of June 4, 2010 (subject to certain exclusions) (the “AMI Territory”). Pursuant to the AMI Agreement, the Company and Carrizo granted the other party the option acquire its proportionate interest, (33 1/3 in the case of the Company and 66 2/3 in the case of Carrizo) in any oil and gas leases and other interests in the AMI Territory.

There have been no wells drilled within this area and there are no proved reserves at February 28, 2010 and 2009.

Our Other Properties

On or about January 30, 2010, we moved our corporate office from Littleton, Colorado and entered into a three year lease for approximately 2,192 square feet of office space located at 1801 Broadway, Suite 920, Denver, Colorado 80202. The lease payments for the Denver office is approximately $1,222 per month for months 1-12 under the Lease, $1,313 per month for months 13-24 under the Lease and $1,404 per month for months 25-36 under the Lease in addition to our share of the building’s operating costs and expenses.

On June 15, 2007, the Company acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which had an interest rate of 7.56% per annum. The Steamboat Mortgage required equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage terms were modified on February 26, 2009, whereby the maturity date was changed to September 1, 2009.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s former President and CEO, as nominee, to facilitate the refinancing of the Steamboat Property. On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The Company retained equitable ownership of the Steamboat Property and the accompanying financial statements reflect the rights and responsibilities of ownership, including the obligation under the New Steamboat Mortgage described in the next paragraph.

The New Steamboat Mortgage has a one year term, due July 6, 2010, and bears interest at the rate of prime plus 400 basis points with a floor of 10% and is collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 has been prepaid. The Company has the option to prepay the New Steamboat Mortgage in full, or in part, without penalty. Should the Company prepay the New Steamboat Mortgage, the unamortized prepaid interest will be returned to the Company. At February 28, 2010, the balance of the New Steamboat Mortgage was $635,000.

In June 2010, the Company executed a Quit Claim Deed with the former President and CEO to transfer the legal title to the Steamboat Property back to the Company.  The Company also paid off the remaining outstanding balance on the Steamboat Mortgage of $633,962 ($1,058 of prepaid interest was refunded and credited against the principal balance of $635,000).

Oil and Gas Data

Proved Reserves

At February 28, 2010 and 2009, we internally analyzed our reserves and based upon the existing price of natural gas and the costs required to drill new wells and conduct operations, we determined that there were no recoverable reserves from the wells in the Greater Green River Basin at February 28, 2010 and 2009.

Production and Price History

The following table sets forth information regarding net sales of natural gas and certain price and cost information for each of the periods indicated (there were no oil sales in 2010 or 2009):

	February 28, 2010	February 28, 2009	February 29, 2008
Net Natural Gas Sales (Mcf)	88,060	190,690	139,974
Average Natural Gas Sale Price (per Mcf):	$3.18	$6.02	$3.98
Average Costs ($ per Mcf):
Average Lease Operating Expense (per Mcf)	$3.62	$6.29	$10.71
Depreciation, Depletion and Amortization Expense (per Mcf)	$3.64	$4.28	$4.29
Average General and Administrative Expense (per Mcf) (1)	$20.54	$11.60	$15.80

(1)	Excludes stock-based compensation (non-cash) of $4.2 million, $1.7 million and $2.3 million for fiscal years ended 2010, 2009 and 2008, respectively.

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of February 28, 2010. Productive wells are wells that are currently producing or are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes, including gas wells awaiting pipeline connections to commence deliveries.  Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our factional working interests owned in gross wells.

	February 28, 2010		February 28, 2009		February 29, 2008
	Gross	Net	Gross	Net	Gross	Net
Green River Basin	16	10.6	16	10.6	16	10.6
Denver Julesberg Basin	-	-	-	-	-	-

Drilling Activity

The results of our drilling activity for the year-ended February 28, 2010, February 28, 2009 and February 29, 2008 are as follows:

	February 28, 2010		February 28, 2009		February 29, 2008
	Gross	Net	Gross	Net	Gross	Net
Productive wells	-	-	-	-	8.0	5.3
Dry	-	-	-	-	-	-
Total	-	-	-	-	8.0	5.3

We drilled two wells during fiscal year end February 28, 2010: the Robidoux 13-15T Well and the Battle Mountain 14-15 Well. The Robidoux 13-15T is shut in. The Battle Mountain 14-15 Well is producing marginal quantities of oil and gas. We have not received reliable reporting from Entek, the operator, as to the exact production rates, if any, of the Battle Mountain 14-15 Well.

Leases

The following table sets forth information as of February 28, 2010 relating to our leasehold acreage.

Basin / Area	Developed Acreage (1) (Gross / Net)	Undeveloped Acreage (2) (Gross / Net)
Green River Basin
Slater Dome Field	- / -	32,620 / 17,766
Focus Ranch Unit	- / -	33,242 / 25,227
Denver Julesberg Basin	- / -	15,040 / 11,440
Total	- / -	80,902 / 54,433

(1)	Developed acres are acres spaced to and assigned to productive wells within proved acreage. We had no proved reserves at February 28, 2010 and 2009.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acres contains proved reserves.

Operations

Effective May 1, 2010, pursuant to the Participation Agreement, we assigned the operator status of our Slater Dome Field and Focus Ranch Unit to Entek. Decisions by Entek may affect our capital requirements and subject us to financial penalties for failure to comply.  As the operator of these properties, Entek has control over the management of operations and makes decisions regarding expenditures on these properties.

Carrizo is the operator of the DJ Basin in Colorado

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

Effective August 1, 2007, we entered into an agreement with an independent third party whereby they would market the gas produced from the Slater Dome Field.  During the fiscal year ended February 28, 2010, sales to two unaffiliated customers were 91% of sales and 9% of sales. During the fiscal year ended February 28, 2009, sales to two unaffiliated customers were 90% and 10% of sales.

Based on the current demand for natural gas and oil, and the availability of other purchasers, we believe that the Company is not dependent upon either of these customers and the loss of the major customer of our gas would not have a material adverse effect on the Company’s financial condition and results of operations.

Seasonality

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

Seasonal weather conditions, hunting seasons and wildlife restrictions limit our drilling and producing activities and other oil and natural gas operations. These seasonal anomalies can limit our ability to conduct our proposed operations and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Competition

The oil and natural gas industry is intensely competitive. Our competition includes major natural resource companies that operate globally, as well as independent operators located throughout the world, including North America. Most of these companies have greater financial resources than we do. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local regulations more easily than we can, which would adversely affect our competitive position. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies, which may have a material adverse effect upon the results of operations of the Company.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

Drilling and Production

Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities in which we operate, also regulate one or more of the following:

•	The location of wells;
•	The method of drilling and casing wells;
•	The rates of production or “allowables”;
•	The surface use and restoration of properties upon which wells are drilled;
•	The plugging and abandoning of wells; and
•	Notice to surface owners and other third parties.

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

Environmental Regulation

Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations are also subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

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

As the operator of the Slater Dome Field and the Focus Ranch Unit, Entek is responsible for obtaining all permits and government permission necessary to operate these properties and permits to drill wells. Carrizo, as the operator of the DJ Basin, is responsible for obtaining all permits and government permission necessary to operate these properties and permits to drill wells. The Company, as the General Partner of SDG is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past two years.

Employees

We currently have two employees. Our executive officers devote such time, as each officer deems necessary to perform his duties to the Company and are subject to conflicts of interest. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be excellent.

From time to time, we use the services of clerical and accounting personnel on a part-time basis and the services of executives, geologists, engineers, landmen and other professionals on a contract basis as may be necessary for our oil and gas operations.

Available Information

We do not have a website.  We make available, free of charge, all filings with the SEC and all press releases.  Requests should be sent by mail to our corporate secretary at our principal office at 1801 Broadway, Suite 920, Denver, Colorado 80202.  This Annual Report on Form 10-K contains information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete.

Item 1A.  Risk Factors

Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. In addition, the “Forward-Looking Statements’’ located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Risks Related To Our Business

We have a limited operating history.

We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. We began producing gas in June 2005 but have had a limited history of producing oil and gas.  As a result, there is a limited history of production or generating revenue against which to compare our revenues during the fiscal year ended February 28, 2010.

We are substantially dependent upon the Slater Dome Field and the Focus Ranch Unit, which causes our risk to be concentrated.

Our plan of operation includes efforts to develop the Slater Dome Field and the Focus Ranch Unit pursuant to the Participation Agreement with Entek.  If the development of these properties are not successful, we may be forced to seek additional opportunities.  Substantially all of our current capital investment has been spent on the development of the Slater Dome Field.  If we are unable to develop the Slater Dome Field and the Focus Ranch Unit, assuming we have sufficient capital resources, we will be forced to seek additional investments. Investigating and locating suitable properties for acquisition is expensive and time-consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that we will have sufficient capital to finance the acquisitions and development of these properties.  As a result of our dependence on a limited number of properties, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells or increased expenses caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the Slater Dome Field and the Focus Ranch Unit. Our substantial dependence on a limited number of properties for cash flow increases the risk of our future success.

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

We have not obtained an independent reserve report of oil and gas reserves for the fiscal years ended February 28, 2010 and 2009.

We internally analyzed our reserves and based upon the existing price of natural gas and the costs required to drill new wells or conduct operations, we determined that at February 28, 2010 and 2009, there were no recoverable reserves from our wells in the Greater Green River Basin. We did not obtain an independent reserve report at February 28, 2010 or 2009. As such, there is no way to determine the financial viability of our properties or the amount of oil and gas that may be recoverable.  Investors in the Company’s securities must be willing to accept the risk that the Company does not have available for review a reserve report that may provide an indication of the amount of oil and gas that may be recoverable from our properties.

Continued poor economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a potential or prolonged recession may include a lower level of economic activity, reduced demand for oil and gas products and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession, poor economic conditions or otherwise, also may affect the cost of capital and our ability to raise capital.

Prospects that we acquire may not yield natural gas or oil in commercially viable quantities.

We describe some of our current prospects and our plans to explore those prospects in this Annual Report.  See “Business.”  Further, we intend to be active in the acquisition of additional prospects and properties in the future.  A prospect is a property on which we have identified what we believe, based on available seismic and geological or other information, to contain natural gas or oil.  However, the use of seismic data and other technologies will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable.   If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any well is often uncertain and new wells may not be productive or contain sufficient quantities of natural gas or oil to be economic.

We are dependent upon the operation of SDG’s Gas Gathering Pipeline to transport our natural gas from the Slater Dome Field to a Questar transportation line in Baggs, Wyoming.

We are entirely dependent upon the operation of SDG’s Gas Gathering Pipeline to transport gas produced at the Slater Dome Field to the Questar transportation line.  Further, any wells at the Focus Ranch Unit will also be depended upon the Gas Gathering Pipeline when they are connected.  If the Gas Gathering Pipeline was not available for any reason to transport gas produced at the Slater Dome Field, and the Focus Ranch Unit in the future, it would have an immediate direct and material adverse effect upon the Company and our results from operations.

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

During the fiscal year ended February 28, 2010 and 2009, we incurred impairment of our oil and gas properties in the amount of $7.0 million and $7.5 million, respectively.  Accounting rules require that we review periodically the carrying value of our oil and natural gas properties and the Gas Gathering Pipeline for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, rate of flow of gas through the pipeline, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties or the Gas Gathering Pipeline.  A write-down constitutes a non-cash charge to earnings.  We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the periods taken.

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

Our coalbed methane exploration and production activities does and will result in the discharge of large volumes of produced groundwater into adjacent lands and waterways. The ratio of methane gas to produced water varies over the life of the well. The environmental soundness of discharging produced groundwater pursuant to water discharge permits has come under increased scrutiny. Moratoriums on the issuance of additional water discharge permits or more costly methods of handling these produced waters, may affect future well development. Compliance with more stringent laws or regulations, more vigorous enforcement policies of the regulatory agencies, difficulties in negotiating required surface use agreements with land owners or receiving other governmental approvals could delay our exploration and production activities in the Slater Dome Field, the Focus Ranch Unit and in our other prospects and/or require us to make material expenditures for the installation and operation of systems and equipment for pollution control and/or remediation, all of which could have a material adverse effect on our financial condition or results of operations.

Recent Colorado regulatory changes could limit our Colorado operations and adversely affect our cost of doing business.

Our future operations and cost of doing business in Colorado may be affected by changes in regulations and the ability to obtain drilling permits. Our properties located in Colorado are subject to the authority of the Colorado Oil and Gas Conservation Commission (“COGCC”). The COGCC recently approved new rules governing oil and gas activity. The costs of these and the other proposed rules could add substantial increases in incremental well costs in our Colorado operations. The rules could also impact the ability and extend the time necessary to obtain drilling permits, which creates substantial uncertainty about our ability to meet future drilling plans and thus production and capital expenditure targets, which may have a material adverse effect upon the Company and its results of operations.

All of our producing properties are currently located in Colorado and Wyoming, making us vulnerable to risks associated with operating in one major geographic area.

Our operations have been focused in Colorado and Wyoming, which means our current producing properties are currently geographically concentrated in that area. Because our operations are not diversified geographically, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the Colorado and Wyoming area, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas properties. However, our reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition.  However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well or property, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.  Any losses incurred as a result could have a material adverse effect upon the Company and its results of operations.

Our drilling activities and prices received from the sale of oil and gas may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and may impose taxes on our drilling activities.  Recently, there has been a significant amount of discussion by legislators concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur.  Any significant increase in taxes on our oil and gas products or operations may have a material adverse effect upon our drilling activities, oil and natural gas prices and our results from operations.

We are currently negotiating with Entek, who we rely on to operate the Slater Dome Field and the Focus Ranch Unit, to resolve several material disputes with regard to certain terms of the Participation Agreement..

Effective May 1, 2010, pursuant to the Participation Agreement, we assigned the operator status of our Slater Dome Field and Focus Ranch Unit to Entek. Decisions by Entek may affect our capital requirements and subject us to financial penalties for failure to comply.  As the operator of these properties, Entek has control over the management of operations and makes decisions regarding expenditures on these properties. Currently, we have several material disputes with Entek with regards to the interpretation and implementation of the terms of the Participation Agreement. We are currently negotiating with Entek to resolve these disputes. There can be no assurance that these negotiations will be successful.

We share responsibility with Entek for all permits necessary for the Gas Gathering Pipeline.

The Company, along with Entek, as a General Partner of SDG, is responsible for maintaining easements or other arrangements with owners of the land over which the Gas Gathering Pipeline is built, as well as operating and maintaining the Gas Gathering Pipeline.  While we do not expect that such permits or other regulations will be a material impediment to the operation of our business, there can be no assurance that we will obtain the necessary permits and easements.  The failure to do so could have a material adverse effect upon our operations and financial condition.

Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

Our operations are affected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on our operations.  Our success is dependent largely on the prices received for natural gas and oil production.  Prices received also affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital.  Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.  Further, it could affect the amount of natural gas that is transported through the Gas Gathering Pipeline owned by SDG.  Further, prices for natural gas and oil fluctuate widely.

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

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the capacity of gas transportation systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels, each of which could have a material adverse effect upon our results of operations.

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

Further, the occurrence of any of these events may impact third parties, including our employees or employees of our contractors, and lead to injury or death or property damage.   If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations.  We may be affected by any of these events more than larger companies, since we have limited working capital. Further, for some risks, we may not be able to obtain insurance or may choose not to if we believe the cost of available insurance is excessive relative to the risks presented.  In addition, pollution and environmental risks generally are not fully insurable.  If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations.  Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties.

Seasonal weather conditions and other factors adversely affect our ability to conduct drilling activities and other operations at the Slater Dome Field and the Focus Ranch Unit.

Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions, and hunting and wildlife restrictions on our leases at the Slater Dome Field and the Focus Ranch Unit.  In the Slater Dome Field and the Focus Ranch Unit, certain drilling and other oil and natural gas activities can only be conducted during limited times of the year, typically during the summer months. This limits our ability to operate in this area and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon the Company and its results of operations.

There can be no assurance that any of our wells will become profitable.

Our wells may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the wells or if the price of natural gas remains low. The production of coal bed methane gas requires dewatering for the coal gas to be extracted, which results in water being produced in large volumes, especially in the early stages of production.  Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane gas in commercial economic quantities.  In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.  The failure of our wells as a result of these or other events that impair the production of gas will have a material adverse effect upon our results of operations.

Most of our competitors have greater resources than we have, and we may not have the resources necessary to successfully compete with them.

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

Compliance costs with recently enacted changes in the securities laws and regulations pursuant to the Sarbanes-Oxley Act of 2002 will increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure, accounting and compliance practices. In response to the requirements of that act, the Securities and Exchange Commission has promulgated rules on a variety of subjects. Compliance with these rules as well as the Sarbanes-Oxley Act of 2002 has increased our legal, financial and accounting costs, and we expect the cost of compliance with these new rules to continue to increase and to be permanent. Further, the new rules may increase the expenses associated with our director and officer liability insurance.

We have identified Material Weaknesses in our Internal Controls over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include management's assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. In connection with the preparation of this Annual Report, management of the Company identified material weaknesses in the Company's internal controls over financial reporting. Because of these material weaknesses, there is heightened risk that a material misstatement of our financial statements will not be prevented or detected. We intend to take steps to remediate our material weaknesses, including hiring additional accounting and finance personnel and engaging consultants, but we cannot assure you that our efforts to remediate these internal control weaknesses will be successful, that similar material weaknesses will not recur or that we will not identify new material weaknesses. In the event that we do not adequately remedied these material weaknesses, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources and could compromise our ability to run our business effectively, could cause investors to lose confidence in our financial reporting and could have a material adverse effect upon the Company and could result in a reduction in the price of our common stock.

We may be unable to retain key employees or recruit additional qualified personnel.

Due to the current demand for employees in the oil and gas industry, our extremely limited number of employees means that we could be required to spend significant sums of money to locate and train new employees if we require additional employees in the future or if any of our existing employees resign or depart for any reason.  Due to our limited operating history, financial resources and familiarity with our operations, we have a significant dependence on the continued service of our existing officers, Samyak Veera and Tristan Farel. We do not carry key man life insurance on either Messrs. Veera or Farel.  We may not have the financial resources to hire a replacement if one or both of our officers were unavailable for any reason. The loss of service of either of these individuals could, therefore, significantly and adversely affect our operations.

Samyak Veera, our CEO and President may become subject to conflicts of interest.

Samyak Veera, the Company’s Chief Executive Officer and President, devotes such time as he deems necessary to perform his duties to the Company and is subject to various conflicts of interest.  Mr. Veera devotes other time to other business endeavors  and has responsibilities to other entities.  Further, Mr. Veera is the sole director of Iris Energy Holdings Ltd., the largest holder of common stock in the Company, and exercises voting and dispositive power of the securities owned by it. Because of these relationships, Mr. Veera may become subject to conflicts of interest.

Colorado law and our Articles of Incorporation may protect our officers and directors from certain types of lawsuits.

Colorado law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors.  Our Articles of Incorporation permit us to indemnify our officers and directors against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment or other circumstances.

Sales of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

We have a large number of shares eligible for future sale. Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. As of October 19, 2010, there were 68,325,516 shares of our common stock outstanding (78,864 have not been issued for technical reasons) and 18,798 shares of our $0.001 par value Series B 12% Cumulative Convertible Preferred Stock (“Series B preferred stock”) issued and outstanding. If all of the Series B preferred stock, warrants and options to acquire shares of our common stock we currently have outstanding were converted into shares of common stock or were exercised, we would have to issue an additional 14,973,301 shares of our common stock for a then total of 83,298,817 shares of our common stock issued and outstanding.  Further, as of October 19, 2010, our officers and directors or their affiliates own 37,845,380 shares of our common stock, or 55% of our currently outstanding shares of common stock that may be sold pursuant to Rule 144.  Further, we may issue up to 10,000,000 shares of our common stock under the 2007 Omnibus Long Term Incentive Plan.  As a result, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock.

The trading price of our Common Stock on has fluctuated, and will likely continue to fluctuate significantly.

Since June 4, 2004, our common stock has traded as low as $0.08 and as high as $3.25. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  In addition to the volatility associated with pink sheet securities in general, the value of your investment could decline due to the impact of any of the following factors, or other factors not set forth herein, upon the market price of our Common Stock:

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our equity securities, debt financing and cash generated by operations. To accomplish our plan of operations, we will be required to seek additional financing. There can be no assurance as to the availability or terms of any additional financing.  Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of the Slater Dome Field and the Focus Ranch Unit or of our other prospects, which in turn could lead to a possible loss of properties.

Issuances of additional shares of our stock in the future could dilute existing shareholders' holdings and may adversely affect the market price of our Common Stock.  We have the authority to issue, without stockholder approval, up to 500,000,000, shares of Common Stock.  Because our Common Stock is traded on the Pink Sheets and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. Any such future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. The issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

Our Series B Preferred Stock pays cumulative preferred dividends equal to 12% per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and Series B Preferred Stock and will, upon conversion, have all of the rights of our Common Stock.  As of February 28. 2010, the Company had an aggregate of accrued and unpaid dividends totaling $1,030,565.  Our Board of Directors has the authority to issue additional preferred stock, which could discourage potential takeover attempts or could delay or prevent a change in control through a merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Control by Management.

As of October 19, 2010, Iris Energy owns approximately 51% of our issued and outstanding shares of common stock and Mr. Veera owns approximately 4% of our issued and outstanding shares of common stock. If Mr. Veera were to convert all of his options to purchase additional shares of our common stock, his ownership would increase to approximately 7% of our issued and outstanding shares of common stock.

Mr. Veera is the sole director of Iris Energy and exercises voting and dispositive power of the securities owned by Iris Energy, therefore Iris Energy and Mr. Veera are able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.  Further, the interests of Iris Energy and Mr. Veera may or may not be different than the interests of the other shareholders.

Item 1B.  Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 3.  Legal Proceedings

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

On February 5, 2010, the arbitrator in the Stull Ranch Arbitration awarded the attorneys for Stull Ranches, LLC attorneys’ fees in the amount of $779,599 and such amount was paid in full as of February 11, 2010.

Hedberg & Howell, LLC Litigation

On November 25, 2009, Hedberg and Howell, LLC, a law firm that previously provided legal services to the Company, filed a complaint in the District Court of Arapahoe County, Colorado (Case No. 09CV2609) against the Company alleging breach of contract for failure to pay certain legal fees.  The plaintiff in this matter is seeking compensatory damages of $39,336, plus costs and attorney fees.  The Company has disputed the legal fees that are the subject matter of this litigation and has filed an answer in response to the complaint asserting various defenses.   On September 1, 2010, the Company settled this dispute by making payment of $47,500.

Involuntary Bankruptcy Petition

On March 5, 2010, a petition for involuntary Chapter 7 bankruptcy entitled In re New Frontier Energy, Inc. (Case No. 10-14517HRT) (the “Petition”) was filed against the Company in the United States Bankruptcy Court, District of Colorado (the “Bankruptcy Court”) by five Petitioning Creditors (the “Petitioners”).  After discussion with the Petitioners, on March 18, 2010, the Company and the Petitioners filed a joint motion to dismiss the Petition.  In connection with the joint motion to dismiss, the Company agreed not to seek or obtain judgment, sanctions or other relief against the Petitioners for filing the Petition and any claims against any person or entity that caused the dissemination of the filing to a certain oil and gas publication.  A copy of the joint motion to dismiss the Petition was sent to all of the Company’s creditors and no objections to the motion were received.  On March 31, 2010, the Bankruptcy Court granted the joint motion to dismiss the Petition.

Aspen Drilling Litigation

On March 26, 2009, the Company brought an action for breach of contract against Aspen Drilling, LLC, a drilling contractor, to recover an unused drilling deposit (Arapahoe County District Court, 2009CV689, New Frontier Energy, Inc. v. Aspen Drilling, LLC).  The Company is seeking to recover the deposit in the amount of $217,200, which is reserved in full at February 28, 2010.  The Company received a default judgment in its favor on March 27, 2009. The Company has begun collection proceedings, but there can be no assurance of any recovery.

Standard Investment Corp. Litigation

On August 11, 2010, Standard Investment Corp. (“Standard”) served the Company with a complaint in the District Court, City and County of Denver, Colorado (Case No. 2010CV6233) alleging breach of contract, tortuous interference and unjust enrichment for failure to pay certain commissions Standard alleges due to it pursuant to an agreement (the “Standard Agreement”).  Standard is seeking damages in the amount of $64,000 plus 4% of all additional capital invested by Entec Energy Limited (sic) with the Company plus interest, costs and attorney fees. On October 4, 2010, the Company filed an answer and counterclaim against Standard. The Company denies that it breached the Standard Agreement. Further, the Company alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment against Standard.  The Company is seeking compensatory damages, plus interest, costs and attorney fees in the counterclaim.  As of the date of this Annual Report, the outcome of this matter cannot be determined.

Slaterdome Gas, Inc. Litigation

On or about July 20, 2010, the Company brought an action (the “Slaterdome Complaint”) for breach of contract, unjust enrichment and foreclosure of contractual liens against Slaterdome Gas, Inc. to recover unpaid debts in connection with an Operating Agreement that the Company and Slaterdome Gas, Inc. are parties to covering certain lands in Moffat County, Colorado and Carbon County, Wyoming (District Court, Moffat County, Colorado 2010CV65).  The Company is seeking to recover damages in an amount to be proven at trial and for the foreclosure of a contractual lien on certain property owned by Slaterdome Gas, Inc.  On November 7, 2010, Slaterdome Gas, Inc. filed an answer and counterclaim against the Company asserting various defenses to the Slaterdome Complaint and asserts a claim for specific performance for the assignment of certain oil and gas rights on certain lands in Moffat County, Colorado and Carbon County, Wyoming and to quiet title to such oil and gas rights.  As of the date of this Annual Report, the outcome of this matter cannot be determined.

Item 4.    (Removed and Reserved).

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

In the period from June 4, 2004 until February 20, 2010, shares of our Common Stock were traded on the Over-the-Counter Bulletin Board under the symbol “NFEI.OB.”  As of February 21, 2010, our common stock became subject to quotation on the pink sheets under the symbol “NFEI.PK”.

The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years on a quarterly basis, as quoted by NASDAQ and yahoo finance. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
August 31, 2010	$0.20	$0.09
May 31, 2010	$0.15	$0.09
February 29, 2010	$0.30	$0.13
November 30, 2009	$0.30	$0.16
August 31, 2009	$0.45	$0.31
May 31, 2009	$0.45	$0.13
February 28, 2009	$0.57	$0.23
November 30, 2008	$0.95	$0.43

Holders

On November 29, 2010, the closing price of our Common Stock was $0.17.  As of October 19, 2010, we had approximately 1,723 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that as of October 19, 2010, there are approximately 2,045 beneficial owners of our Common Stock.

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

Securities Authorized For Issuance Under Compensation Plans

The table set forth below presents the securities authorized for issuance with respect to the 2003 Plan and the 2007 Plan under which equity securities are authorized for issuance as of February 28, 2010.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity Compensation Plans approved by security holders	115,000	$0.81	10,000,000
Equity Compensation Plans not approved by security holders	7,854,166	$1.13	-
Total		$0.89	10,000,000

Recent Sales of Unregistered Securities

The Company has no recent sales of unregistered securities that have not been previously disclosed.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K.  The selected financial data as of February 28, 2010 and February 28, 2009, and for each of the fiscal years then ended and have been derived from our financial statements which have been audited by our independent auditors included elsewhere in this Form 10-K.  The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	February 28, 2010	February 28, 2009
Revenue	$446,293	$1,355,682
Loss from operations	$(13,772,161)	$(12,417,342)
Other income (expense), net	$3,292,603	$(15,023)
Net loss attributable to common shareholders	$(11,113,684)	$(13,347,917)
Weighted average shares outstanding	26,164,772	12,520,548

Basic and diluted net loss per share	$(0.42)	$(1.07)

Working capital	$(1,481,605)	$(2,833,562)
Current assets	$1,998,637	$1,673,526
Total assets	$8,774,609	$16,782,892
Current liabilities	$3,480,242	$4,507,088
Long-term liabilities	$557,000	$290,000
Total liabilities	$4,037,242	$4,797,088
Total Shareholders’ equity	$4,737,367	$11,985,804

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Business Overview

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.”  Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following discussion and analysis covers our plan of operation for the next twelve months.  It discusses our financial condition at February 28, 2010, and changes in our financial condition since February 28, 2009, the end of the prior fiscal year.  It also covers our results of operation for the fiscal years ended February 28, 2010, and February 28, 2009. The following discussion and analysis should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Form 10-K.

We are an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin in Colorado and Wyoming and the Denver Julesberg Basin in Colorado.

As of February 28, 2010 and 2009, there were no recoverable reserves from the Company’s wells in the Greater Green River Basin based upon the existing price of natural gas and the costs required to drill new wells or conduct operations.

In November 2009, the Company began a two well drilling program targeting the Niobrara formation, successfully drilling the Robidoux 13-15T and the Battle Mountain 14-15 to the targeted depths.  Analysis and operations are ongoing to determine whether these wells are economically viable.

During the fiscal year ended February 28, 2010, the Slater Dome Field produced 230,439 Gross MCF of gas, of which 52,165 Gross MCF was used in operations and 178,274 Gross MCF was delivered.

The Company is currently developing a plan of operations in conjunction with Entek for future operations. The resolution of and outcome of these discussions are not determinable as of the date of this Form 10-K.

Pursuant to the terms and conditions of the Participation Agreement, Entek had the right, after agreeing to proceed with Phase II (as defined in the Participation Agreement) of the Participation Agreement, to elect to become the operator of the Focus Ranch Unit and the Slater Dome Field.  Entek made this election and effective May 1, 2010, we filed an assignment with the appropriate regulatory agencies naming Entek as operator of the Focus Ranch Unit and the Slater Dome Field.

On June 4, 2010, NFEI entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases (the “Leases”) in the Denver Julesburg Basin in Weld and Morgan Counties, Colorado. (Please see “Our Oil and Gas Operations” above for more details).

On September 1, 2010, NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana (Project Area”). Upon execution of the Agreement, the Company made an initial payment of approximately $680,000 to Yuma.

How We Evaluate Our Operations

We use a variety of financial and operational measurements to analyze our operating performance. These measurements include production levels, trends and prices, production volumes and trends, operating expenses, general and administrative expenses and operating cash flow.

Oil and gas revenue is the product of our production multiplied by the price that we receive for that production. Because the price that we receive is highly dependent on many factors outside of our control, production is the primary revenue driver over which we have some influence. Examples of activities that can positively influence production include drilling new wells, minimizing production downtime due to equipment malfunction, well workovers and cleanouts and recompletions of existing wells.

The price of natural gas has been extremely volatile, and we expect that this volatility will continue. Given the inherent volatility of natural gas prices, we plan our activities and budget based on sales price assumptions that we believe to be reasonable.

Results of Operation

Year Ended February 28, 2010 Compared to the Year Ended February 28, 2009

Oil and Gas Sales.

Our oil and gas sales decreased $939,150 or 77% to $280,415 during fiscal year ended February 28, 2010 compared to oil and gas sales of $1,219,565 during the fiscal year ended February 28, 2009. The decrease in oil and gas sales is primarily attributable to the decreased production from the Slater Dome Field together with decreased sale prices. Sales volumes were 88,060 Mcf in the fiscal year ended February 28, 2010 compared to 190,690 Mcf in fiscal year ended February 28, 2009, a decrease of 102,630 Mcf or 54%. The average sales price of natural gas sales for the fiscal year ended February 28, 2010, was $3.18 per Mcf compared to $6.02 per Mcf in fiscal year ended February 28, 2009, a decrease of $2.84 per Mcf or 47%. The decrease in production is principally related to the Slater Dome Field being shut-in during July and August 2009, due to the economic conditions and scheduled maintenance on several wells. During the fiscal year February 28, 2009, we enjoyed a full year of production from 6 wells that were drilled during fiscal year ended February 29, 2008. The decrease in the price of natural gas is a function of the general market conditions for natural gas.

Gas Gathering Income.

During the fiscal year ended February 28, 2010, SDG’s gathering fees from the Gas Gathering Pipeline were $165,878, an increase of $29,761 or 22% as compared to February 28, 2009, which generated gathering fees of $136,117. The increase in the gas gathering fees is the result of the Participation Agreement with Entek. The gas gathering fees are included in the costs which are Qualifying Development Expenses (as defined in the Participation Agreement) that Entek is required to spend in order to earn up to a maximum of 55% of our working interest. As such, the fees that were generated from gathering fees between August 2009 and February 2010 were not eliminated upon consolidation of SDG and NFEI. Production volumes charged by SDG decreased during the year due to the field being shut-in for two months and the general decline curve.

Exploration Costs.

Exploration costs were $76,411 during the fiscal year ended February 28, 2010, as compared to $221,841 during the fiscal year ended February 28, 2009, a decrease of approximately $145,000 or 66%. This decrease was primarily due to a decrease in geological consulting and due to the joint venture with Entek as initiated with the Participation Agreement. During the first and second quarter of fiscal year February 28, 2010, we only incurred delay rental costs and no geological and geophysical costs because we did not have an exploration program budgeted due to the economic condition of the Company. During the third and fourth quarters of the fiscal year, following the execution of the Participation Agreement with Entek, Entek carried us 100% on all exploration costs. Delay rentals are considered normal in the ordinary course of business.

Lease Operating Expense.

Lease operating expenses were $318,913 during the fiscal year ended February 28, 2010, as compared to $1,198,538 during the fiscal year ended February 28, 2009, a decrease of $879,625 or 73%. The decrease in lease operating expenses is primarily due to the Participation Agreement, where Entek will expend up to $12.5 million on all Qualified Development Expenses (as defined in the Participation Agreement), which include lease operating expenses. Due to this provision we did not record any lease operating expenses in the third or fourth quarter of the fiscal year ended February 28, 2010.

Gas Gathering Costs.

Gas gathering costs are related to the gathering system owned and operated by SDG and remained flat coming in at $651 during the fiscal year ended February 28, 2010, compared to $656 during the fiscal year ended February 28, 2009. The cost to operate this pipeline are primarily fixed costs, therefore there is generally not a significant fluctuation in costs year to year.

General and Administrative Expense.

Our general and administrative expenses increased approximately $2.2 million or 55% to $6.1 million in fiscal year ended February 28, 2010, compared to $3.9 million during the fiscal year ended February 28, 2009. Our general and administrative expenses include both cash and non-cash charges. The increase can be primarily attributed to non-cash charges, which increased $3.0 million or 167%, offset by a decrease in cash charges of $0.8 million or 38% compared to the prior year. The major components of the non-cash and cash charges are as follows.

Our non-cash charges included in general and administrative expense include stock-based compensation and allowance for doubtful accounts. We recorded $4.3 million of stock-based compensation during fiscal year ended 2010, compared to $1.7 million during fiscal year ended 2009, an increase of $2.6 million or 169%. Stock-based compensation included $1.7 million related to stock options, of which $0.7 million is related to current year issuances, an additional $0.7 million to a director and our current President and CEO as consideration for services performed for the Company and $1.9 million related to two stock acquisitions by Iris Energy (affiliate), which represented the difference between the acquisition price and the market price of the stock on the date of the acquisition. We also recorded a $0.5 million provision for bad debt during the fiscal year ended 2010, compared to $0.2 million in fiscal year ended 2009. The bad debt expense in the current year is related to one of our working interest partners for past due joint interest billings where we have substantial doubt that we will be able to collect a portion of the outstanding balance. The provision for bad debt in the prior year was related to a drilling contractor’s inability to return advanced funds from the fiscal 2008 drilling program.

Cash general and administrative costs decreased $0.8 million during fiscal year ended 2010, compared to fiscal year ended 2009. The major components of our cash general and administrative expenses include professional fees, consulting fees, employee compensation and general office expense. This decrease can be primarily attributed to the Participation Agreement that we entered into with Entek in August 2009. As part of this agreement a portion of certain general and administrative costs were included in the costs that were carried and reimbursed to the Company. During fiscal year ended 2010, approximately $0.5 million of general and administrative costs were reimbursed. There were no costs reimbursed in the prior year.

The remaining $0.3 million decrease can be attributed to employee compensation and general office expense. Employee compensation decreased $0.2 million during fiscal year ended 2010 compared to 2009. The majority of this decrease is due to the change in the Company’s CEO and CFO. The former CFO resigned in August 2009, and the CFO position was filled in with contract CFO’s, whose costs are included in consulting fees. In November 2009, the former CEO resigned. The new CEO did not receive a cash salary during fiscal year 2010, and has been compensated with shares of the Company’s stock.

Professional and consulting were $0.5 million and $0.2 million, respectively, for fiscal years ended 2010 and 2009. Included in professional and consulting fees are accounting, legal, landman and public relations fees. Accounting fees increased approximately $60,000 compared to the prior year, while public relations fees decrease approximately $60,000 compared to the previous year.  Legal and landman fees remained flat for both years.

Impairment Expense.

We recorded $7.3 million of impairment expense during the fiscal year ended February 28, 2010. Approximately $7.0 million related to oil and gas properties from the assessment of the estimated expected undiscounted future net revenue associated with the properties, considering the current estimated revenue potential and the cost of production, as compared to the carrying value of the properties. The remaining $0.3 million of impairment expense recorded in the current year was related to the our inventory and our Steamboat Property (asset held for sale), which are recorded at lower of cost or market value. We recorded $7.5 million of impairment related to our oil and gas properties in the previous year.

Depreciation, Depletion and Amortization Expense.

Depreciation, depletion and amortization decreased $0.5 million or 52% to $0.4 million during the fiscal year ended 2010, compared to $0.9 million during the fiscal year ended February 28, 2009. We do not have any proved reserves, therefore our producing properties were all impaired and we did not record any depletion expense during the fiscal year ended 2010 and we only recorded depreciation and amortization related to our gathering facilities.

Other Income (Expense).

Other income (expense) includes the change in fair value of financial derivative instruments, interest income and interest expense. Other income (expense) increased $3.3 million in fiscal year ended February 28, 2010, compared to fiscal year end February 28, 2009. The primary reason for this increase is related to the adoption of EITF 07-05: Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”) on March 1, 2009. Upon its effectiveness, contracts (warrants, conversion features in debt, etc) that embody or embodied full-ratchet or reset provisions (that is, the strike, exercise or conversion prices adjust to pricing in subsequent sales or issuances of the Company’s common stock) no longer meet the definition of Indexed to a Company’s Own Stock and, accordingly, do not meet the exemptions for equity classification provided in ASC 815 Derivatives and Hedging (“ASC 815”). The Series B and Series C Preferred stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the embedded conversion feature to be bifurcated and presented separately as a liability on the balance sheet. The adoption of EITF 07-05 represents a change in accounting principle, as such the Company recorded a onetime adjustment to beginning accumulated deficit and additional paid in capital of $35,170,000. These financial instruments are re-valued each reporting period, with the changes in the fair value recorded in earnings. During fiscal year ended February 28, 2010, we recorded approximately $3.3 million of income related to the change in the fair value of the derivative financial instruments.

Interest income decreased from approximately $66,000 during the fiscal year ended February 28, 2009 to $1,000 during the fiscal year ended February 28, 2010, a decrease of approximately $65,000 or 98% because of the decrease in the amount of cash balances held by the Company. Interest expense was consistent with the prior year.

Noncontrolling Interest.

The noncontrolling interest in the income of the consolidated subsidiary decreased approximately $27,000 to $10,000 or 73% in fiscal year ended 2010, compared to $37,000 in fiscal year ended 2009. This fluctuation relates to the change in activity in SDG for the respective periods, such fluctuation is considered normal in the ordinary course of business. Distributions of approximately $74,000 were made in fiscal year 2009, while there were no distributions made in the fiscal year ended 2010.

Preferred Stock.

We charged dividends on the Series B Convertible Preferred Stock in the amount of $213,000 and $261,000 during fiscal year ended 2010 and 2009, respectively, to the loss attributable to common shares. This represented a decrease of $48,000 or 18%. We charged dividends on the Series C Preferred Stock of $411,000 and $544,000, respectively to the loss attributable to common shares during the fiscal years ended February 28, 2010 and 2009, representing a decrease of $133,000 or 24%. The decrease in dividends on the Series B and C Preferred Stock is because of conversions of outstanding shares of the Series B and C Preferred Stock during the fiscal year ended February 28, 2010.

Effective December 1, 2009, the 216,000 outstanding shares of Series C Preferred Stock converted into an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion provisions of the Series C Preferred Stock. At February 28, 2010 and 2009, there were 0 and 216,000 shares, respectively of Series C Convertible Preferred Stock outstanding.

Liquidity and Capital Resources.

In order to meet our goals and objectives, we will have to effectively invest capital into our existing projects and into new projects and acquisitions that are low to medium risk. We will need to seek additional capital, likely through asset sales and debt or equity financings, to continue our proposed operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We will have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to exploit our oil and gas properties, generate revenue from our business operations and control our costs.  Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial losses of their investment.

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain leases (“Leases”) in the DJ Basin.  The Company received proceeds of approximately $5.0 million (net of related deal expenses) from the sale of the interest in the Leases.

We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, issuance of equity and debt securities.  Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs until at least February 28, 2011.

The following table summarizes the Company’s cash flows from operating, investing and financing activities and the amounts and percentage changes between years. The following analysis should be read in conjunction with our consolidated financial statement of cash flows.

	February 28, 2010		February 29, 2009	Increase (Decrease)
Net cash used in operating activities	$	(1,793,191)	$(1,723,756)	$69,435 or (4%)
Net cash provided by (used in) investing activities		$430,332	$(2,228,386)	$2,658,718 or (119%)
Net cash provided by financing activities		$1,356,586	$1,205,678	$150,908 or (13%)

Cash Flow from Operating Activities

Cash used in operating activities remained flat increasing approximately $0.1 million or 4% to approximately $1.8 million during fiscal year ended February 28, 2010, compared to approximately $1.7 million used in the fiscal year ended February 28, 2009. This is the result of a decrease in production and lower natural gas prices realized during the current fiscal year, offset by a reduction in production costs.

Our sales volumes decreased 281 Mcf per day to 241 Mcf per day compared to 522 Mcf per day in the prior year and our realized price per Mcf decreased $2.76 per Mcf to $3.26 during fiscal year ended 2010, compared to $6.02 per Mcf during fiscal year ended 2009. The decrease in production and pricing was offset by the reduction in lease operating costs, which decreased approximately $0.8 million or 73% compared to the prior year.

Capital Expenditures

During fiscal year ended 2010, investing activities provided cash of approximately $0.4 million as compared to net cash used in investing activities of approximately $2.2 million during fiscal year ended 2009, an increase of $2.6 million or 119%. This increase can be primarily attributed to the sale of a portion of its Greater Green River Basin asset in conjunction with the Participation Agreement with Entek (See Note 2 - Acquisitions, Divestitures, and Assets Held for Sale), which included an initial asset purchase payment of $1.0 million. An additional payment of $0.2 million was received during the year related to the Participation Agreement and approximately $24,000 was received for the sale of a Company vehicle to the former President and CEO. These payments were offset by additional capital expenditures of $0.8 million related to the Slater Dome Field.

Financing Activities

During fiscal year ended 2010, financing activities provided cash of approximately $1.4 million, an increase of $0.2 million or 13% compared approximately $1.2 million of net cash provided by financing activities during fiscal year ended 2009. The results of the increase are primarily related to principal payments on our notes payable and sales of our common stock.

During fiscal year ended February 28, 2010, we made a principal payment of $0.2 million on the NRGG note payable and a principal payment of $0.2 million on the Steamboat Mortgage. We sold 18,000,000 shares of common stock, including 14,500,000 to affiliates of one of our directors, realizing gross proceeds from the sale of $1.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of February 28, 2010.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

The following sets forth information with respect to our contractual obligations as of February 28, 2010.

	FY 2011	FY 2012	Thereafter	Total
Notes payable (1)	$836,563	$-	$-	$836,563
Office and lease equipment	$14,447	$16,856	$-	$31,303
Total	$851,010	$16,856	$-	$867,866

(1)
Includes the balance due on the New Steamboat Mortgage.  At February 28, 2010, the balance of the New Steamboat Mortgage was $635,000. The Company paid off the outstanding balance on the Steamboat Mortgage of $633,962 ($1,058 of prepaid interest was refunded and credited against the principal balance of $635,000). Also includes the balance on the NRGG note payable of $201,563.

The Company, along with the other working interest owners at the property located at the Slater Dome field have agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 are recovered and $0.25 thereafter. At the end of each of the first four years beginning June 3, 2005, if the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall or charge an annual shortfall fee to make up the difference. This obligation ended in June 2010, which resulted in a final shortfall payment of approximately $300,000.

Critical Accounting Policies and Estimates.

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The application of accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate estimates and assumptions on a regular basis. We base estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, perhaps materially, from these estimates and assumptions used in preparation of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition

The Company derives its revenue from the sale of produced natural gas and crude oil. Revenue is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title transferred and if the collectability of the revenue is probable. Gas revenue is recorded using the sales method. Under this method revenue is recognized based on actual volumes of gas sold to purchasers. The Company may sell more or less than their entitlement share of the volumes produced, in which case a liability is recorded and the revenue is deferred if aggregate sales from the property exceed its share of total reserves in place. NFEI had no significant gas imbalances at February 28, 2010.

Oil and Gas Producing Activities.

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether those wells are successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred.  Depreciation, depletion and amortization of capitalized costs related to proved oil and gas properties is calculated on a well-by-well basis using the units-of-production method based upon proved reserves. Oil and gas facilities, which include compressors, gathering lines and water transfer and discharge equipment, and the natural gas gathering pipeline are depreciated straight-line over the estimated useful lives of the assets which range from seven to twenty years. The computation of depreciation, depletion and amortization takes into consideration restoration, dismantlement, and abandonment costs as well as the anticipated proceeds from salvaging equipment.

Impairment of Proved and Unproved Properties.

Producing oil and gas property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing for the first five years, adjusted for basis differentials and at the end of the first five years a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. The Company had no proved oil and gas reserves or costs at February 28, 2010 and 2009.  The Company had no proved oil and gas reserves or costs at February 28, 2010 and 2009, therefore no provision for impairment was recorded against proved oil and gas properties.

An impairment write down is recorded on unproved property when the Company determines that either the property will not be developed or the carrying value is not realizable. For fiscal years ended February 28, 2010, and 2009, the Company recorded a provision for impairment for its unproved property of $7.0 million and $7.5 million, respectively. The impairment write-down consists of $7.0 million related to the Company’s assets located in the Greater Green River Basin in northwest Colorado and south central Wyoming.

Share Based Compensation.

The Company accounts for share-based compensation in accordance with the provisions of ASC 718— Stock Compensation which requires companies to estimate the fair value of share-based payment awards made to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Asset Retirement Obligations.

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

Recently Issued Accounting Pronouncements

New authoritative accounting guidance under FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) established the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not therefore have any impact on its consolidated financial statements other than to modify certain existing disclosures. The FASB ASC will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption, the Company began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP. ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. All other accounting literature is considered nonauthoritative.

New authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations” (“ASC Topic 805”) requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. ASC Topic 805 changes the way the Company accounts for acquisitions of proved oil and gas properties. Such acquisitions will now be treated as business combinations, which will require transaction costs to be expensed as incurred, may generate gains or losses due to fair value changes between the effective and closing dates of acquisitions, and will require possible recognition of goodwill given differences between the purchase price and fair value of acquired assets. ASC Topic 805 further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The new authoritative guidance under ASC Topic 805 became effective for the Company on March 1, 2009, and the impact on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed. The Company has not made any significant acquisitions of oil and gas properties since adoption.

New authoritative accounting guidance under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) established accounting and reporting standards that require non-controlling interests to be reported as a component of equity along with any changes in the parent’s ownership interest. The new authoritative guidance under ASC Topic 810 became effective for the Company on March 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under ASC Topic 855 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative guidance under ASC Topic 855 became effective for the Company on June 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.  On February 24, 2010, the Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2008 the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which was developed by several petroleum industry organizations and is a widely accepted standard for the management of petroleum resources. Key revisions include a requirement to use 12-month average pricing determined by averaging the first of the month prices for the preceding 12 months rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure of probable and possible reserves. The Company adopted these new rules and interpretations as of February 28, 2010, with no material impact.

The FASB aligned ASC Topic 932, with all of the aforementioned SEC requirements by issuing ASC Update 2010-03. The new authoritative guidance became effective for the Company’s 2010 Annual Report on Form 10-K and has been fully adopted by the Company as of February 28, 2010.

In January 2010 the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”) that requires additional disclosures surrounding transfers in and out of Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company applied the new authoritative guidance in the Company’s May 31, 2010, Quarterly Report on Form 10-Q. ASC Update 2010-06 also requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. This portion of the new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The Company will apply this new authoritative guidance in the Company’s May 31, 2011, Quarterly Report on Form 10-Q. The adoption of ASC Update 2010-06 will not have a material impact on the Company’s consolidated financial statements.

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

Item 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On April 9, 2010, New Frontier Energy, Inc. (the “Company”) dismissed Stark Winter Schenkein & Co., LLP (“Stark Winters”) as its independent registered public accounting firm.

In Stark Winter’s principal accountant’s report on the Company’s financial statements for each of the past two years, no adverse opinion or disclaimer of opinion was issued and no opinion of Stark Winters was modified as to audit scope or accounting principles. Stark Winter’s report on the Company’s financial statements for the fiscal year ended February 28, 2009, as reported in the registrant’s Form 10-K filed with the Securities and Exchange Commission on May 29, 2010 contained a paragraph concerning uncertainty as to the Company’s ability to continue as a going concern.

The change in auditor was recommended and approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with Stark Winters on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Company’s two most recent fiscal years and subsequent interim periods preceding the dismissal of Stark Winters, the Company was not advised by Stark Winters of any of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K.

On April 9, 2010, the Company engaged Hein & Associates, LLP as its new independent registered public accounting firm. During the two most recent fiscal years and subsequent interim periods preceding the appointment of Hein & Associates, LLP, the Company has not consulted with Hein & Associates, LLP regarding any matter. The Company provided Hein & Associates, LLP the opportunity to clarify any past involvement.  Hein & Associates, LLP had no further comments.

Item 9A(T).     Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures determined that, because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of February 28, 2010.

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of February 28, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2010, and that a material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2010:

Inadequate Staffing And Supervision Within Our Accounting Operations

The relatively small number of accountants who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the fiscal year ended February 28, 2010, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As we had only one full time employee, we also do not have a sufficient compliment of personnel with appropriate training and experience in generally accepted accounting principles (GAAP) and SEC reporting to fully address complex financial reporting matters.

Inadequate Physical Security Of Certain Information Technology Assets And Data

Due to space limitations, certain network equipment is stored in common areas, which are accessible by unauthorized personnel. In addition, offsite backup of data is sporadic. These factors may result in the loss of financial data, which could adversely affect the reliability of information used to compile the financial statements and related disclosures as filed with the SEC.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samyak Veera	36	Chief Executive Officer, President Chairman and Director
Lazar G. Schafran	72	Director
Robert Bensh	44	Director
Tristan R. Farel	40	Chief Financial Officer, Secretary and Treasurer

All of our directors hold office until the next general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

The following information summarizes the business experience of our officers and directors:

Samyak Veera was elected as Chairman of the Board in March of 2009, has been a director since January 2009 and has served as the Chief Executive Officer and President since November 2009. Since 2004, Mr. Veera has provided investment consultancy services, with a specialty in non-traditional asset classes, to select high net worth individuals and family offices. Since 2006, Mr. Veera has provided investment consultancy services for a family office that invests in a wide range of non-traditional investment, including private equity, venture capital, and real estate. From 2004 to 2006, Mr. Veera was a consultant to a family owned boutique investment firm that specialized in the acquisition of privately held companies. Mr. Veera previously worked at Morgan Stanley & Co. Inc in the fixed income group and at Goldman Sachs and Co. Inc., in the equity division. Mr. Veera is currently a director of Roselabs Finance Ltd., a publicly traded Non-Banking Finance Company in India. Mr. Veera is a summa cum laude graduate of Harvard college with a concentration in Applied Mathematics.

Lazar G. Schafran has extensive experience in the financial markets and corporate governance and is a member of the Board of Directors of several other publicly-traded companies. Since July 2003, Mr. Schafran has served as a Managing Director of Providence Capital, Inc., a private New York City based activist investment firm. From 1999 through 2002, Mr. Schafran served as Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of the Special Liquidating Trust of Banyan Strategic Realty Trust. He also currently serves in the following roles: Director, Audit Committee Chairman of SulphCo, Inc., SecureAlert, Inc., Nat'l Patent Development Corp., and Subaye, Inc. Schafran received a Bachelor of Arts in Finance and a Masters in Business Administration from the University of Wisconsin.

Robert J. Bensh has served as a director of the Company since December 6, 2009.  Mr. Bensh has served as the Chairman and Chief Executive Officer of Taurex Resources plc (“Taurex”), a United Kingdom public limited company engaged in oil and gas exploration and production since February 2004 and of Carpatsky Petroleum Inc., the predecessor to Taurex, since December 2000.  Mr. Bensh has also served as the Executive Chairman of Irvine Energy plc since August 2009 and the executive chairman of Northcote Energy Ltd. since October 2009. Irvine Energy plc and Northcote Energy Ltd. are each United Kingdom public limited companies engaged in oil and gas exploration and production.  Mr. Bensh earned a Bachelor of Science degree in Political Science and Economics from Syracuse University.

Tristan R. Farel has served as the Company’s Chief Financial Officer since February 12, 2010. Previously, Mr. Farel served as a financial consultant to various entities since December 2009.  From June 2007 to December 2009, Mr. Farel served as the financial reporting manager for Resolute Energy Corporation, an oil and gas exploration and development company.  From January 2002 to June 2007, Mr. Farel was an auditor for Hein & Associates, a public accounting firm.  Mr. Farel has a Bachelor of Science in Business Administration with an emphasis in accounting from the University of Colorado.

There are no family relationships among directors or executive officers. Effective December 19, 2008, the Company and Iris Energy Holdings Ltd., a major shareholder of the Company, agreed to terminate an Agreement to Appoint Directors between the Company and Iris Energy Holdings Ltd. dated December 1, 2006.

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

Website and Code of Business Conduct and Ethics

We do not currently have a website.  You may obtain copies of the reports that we file with the SEC at www.sec.gov.  Upon written request, we will make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

On May 17, 2007, the Board of Directors adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is attached to our Annual Report on Form 10-KSB as exhibit 14.1 filed on May 23, 2007 and is incorporated herein by this reference.  Additionally, our Code of Ethics is available in print free of charge to any stockholder who requests it. Requests should be sent by mail to our corporate secretary at our principal office at 1801 Broadway, Suite 920, Denver, Colorado 80202.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 28, 2010, all Section 16(a) filing requirements were met except that (i) Samyak Veera failed to timely file three Form 4s disclosing four transactions, (ii) Lazer G. Schafran failed to timely file one Form 4 disclosing one transaction and (iii) Robert Bensh failed to timely file a Form 3.  Each of the directors subsequently filed or intend to subsequently file the appropriate forms disclosing each of these transactions.

Corporate Governance

Committees

The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions.  Consequently the Company has not designated an audit committee financial expert.  The entire board of directors of the Company, of which Messrs. Schafran and Bensh are considered “independent” as defined in Section 121 of the NYSE Amex Equities listing standards, perform the roles of these committees.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our executive compensation program for the named executive officers (NEO’s) is administered by the Company’s Board of Directors.  We do not have a compensation committee.

Compensation Objectives

We believe that the compensation programs for our NEO’s should reflect our performance and the value created for the Company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company's success.  We believe that the structure of the compensation programs for our executives reflects these objectives. Our compensation programs consist of three basic components: base salary, short-term compensation and long-term compensation.

Elements of Compensation

The elements of our compensation program include: (1) base salary, (2) short term compensation, and (3) long term compensation.

Base Salary.

Base salaries for the NEO’s are established based on the scope of their performance, responsibilities, professional qualifications and the other elements of the executive's compensation.  The Company’s NEO’s base salary is subject to review and amendment at any time by the board of directors, in its sole and absolute discretion.  Not all of the Company’s NEO’s receive a base salary.

Short-term Compensation.

Short-term compensation consists primarily of cash bonuses. The Company does not have a formal plan for the determination of short-term compensation.  The short-term components are designed to reward the contributions of the NEO’s toward the Company’s annual financial, operational and strategic goals and reward individual performance.

Long-term Compensation.

Long-term compensation is comprised of various forms of equity compensation, including stock grants and stock options. The long-term elements are designed to assist the Company in long-term retention of key personnel and further align the interests of our NEO’s with our shareholders.

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

Our equity award approval process specifies the individual receiving the grant, the number of units or the value of the award, the exercise price or formula for determining the exercise price and the date of grant.  The Company has no program, plan or practice to the timing of its option grants and such grants are determined by the Board of Directors.

Summary Compensation Table

The following table summarizes the compensation of Samyak Veera, our current chief executive officer and President, Paul G. Laird, our former chief executive officer and President, Tristan R. Farel, our current chief financial officer, Les Bates, a former chief financial officer and Frank L. Jennings, a former chief financial officer for the fiscal years ended February 28, 2009 and February 29, 2008.

Name and Position(s)	Fiscal Year	Salary / Bonus	Stock / Options (2)	Other	Total ($)
Samyak Veera CEO & President (1)	2010 2009	$- / $- $- / $-	$90,000 / $96,700 $- / $-	$- $-	$186,700 $-
Tristan R. Farel CFO (3)	2010 2009	$- / $- $- / $-	$- / $- $- / $-	$- $-	$- $-
Paul G. Laird Former CEO & President (4)	2010 2009	$106,666 / $- $220,333 /$19,000	$- / $230,700 $50,500 / $325,000	$59,937 $2,773	$397,303 $617,606
Les Bates Former CFO (5)	2010 2009	$75,000 / $- $184,833 / $19,000	$- / $127,900 $50,500 /$260,000	$37,500 $2,773	$240,400 $517,106
Frank L. Jennings, Former CFO (6)	2010 2009	$15,145 / $- $- / $-	$- / $- $- / $-	$- $-	$- / $- $- / $-

(1)
Mr. Veera was appointed the Chief Executive Officer and President effective November 16, 2009.  Does not include certain cash compensation, grant of common stock or options to acquire common stock granted to Mr. Veera or his affiliates for services rendered as a consultant to the Company prior to his appointment as an officer of the Company.  For a discussion of this compensation, see “Item 13.  Certain Relationships and Related Party Transactions” below.

(2)
For a discussion of the assumptions and methodologies used to value the awards in this column, please see the discussion of stock awards and option awards contained in Part II, Item 8, “Financial Statements” in Notes to Consolidated Financial Statements at Note 6, “Shareholders’ Equity.”

(3)	Mr. Farel was appointed the Principal Accounting and Financial Officer on February 11, 2010.
(4)	Mr. Laird resigned from the positions of Chief Executive Officer and President effective November 16, 2009.
(5)	Mr. Bates resigned from the positions of Principal Accounting and Financial Officer effective August 17, 2009.
(6)	Mr. Jennings was appointed the Principal Accounting and Financial Officer effective October 1, 2009 and was terminated from these positions effective February 11, 2010.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

The following is a description of the individual arrangements that we have made with Messrs. Veera and Farel with respect to their compensation.

Samyak Veera – Chief Executive Officer and President

The Company does not pay Mr. Veera any cash compensation for services rendered as the Chief Executive Officer and President. On January 12, 2010, the Company's Board of Directors approved the issuance to Mr. Veera of 750,000 shares of the Company's common stock as compensation for Mr. Veera's services for the period from December 1, 2009 to December 1, 2010. The shares were issued in two tranches, with 375,000 in shares of the Company's common stock issued on or about January 12, 2010 and 375,000 in shares of the Company's common stock issued on or about June 1, 2010.

Tristan Farel - Chief Financial Officer

Mr. Farel receives a salary of $150,000 per annum for services rendered as the Chief Financial Officer of the Company.

On May 11, 2010, Mr. Farel was granted 500,000 options to acquire shares of the Company’s common stock.  These options fully vest on December 1, 2010 and expire on December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning options awards to Messrs. Veera, Laird, Farel, Bates and Jennings at February 28, 2010.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Price
Samyak Veera (1)	January 12, 2010	500,000	-	$0.30	January 12, 2015
Tristan R. Farel	None.
Paul G. Laird	July 23, 2008	-	1,250,000	1.01	July 23, 2013
	May 13, 2005	75,000	-	1.15	May 12, 2010
	November 10, 2006	1,250,000	-	1.25	November 10, 2011
Les Bates	July 23, 2008	-	1,000,000	1.01	July 23, 2013
	May 13, 2005	75,000	-	1.15	May 12, 2010
	November 10, 2006	1,000,000	-	1.25	November 10, 2011
Frank L. Jennings	None.

(1)
Does not include any grant of common stock or options to acquire common stock granted to Mr. Veera or his affiliates for services rendered as a consultant to the Company prior to his appointment as an officer of the Company.  For a discussion of this compensation, see “Item 13.  Certain Relationships and Related Party Transactions” below.

Option Exercises During Fiscal Year

There were no options exercised by the NEO’s during the year ended February 28, 2010.

Potential Payments Upon Termination

None.

Effects of Termination Events or Change in Control on Unvested Equity Awards

None.

Director Compensation.

The following table summarizes the compensation of our directors for the fiscal year ended February 28, 2010.

Name	Cash	Stock	Options	Other	Total
Lazar G. Schafran (1)	$-	$-	$420,350	$-	$420,350
Samyak Veera	$-	$-	$-	$-	$-
Robert Bensh	$7,130	$-	$-	$-	$7,130

(1)
On November 13, 2009, the Company granted Lazar G. Schafran 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 are exercisable at a price of $0.25 per share and a fair value of $0.22 and expire on December 31, 2010 and 1,000,000 are exercisable at a price of $0.50 per share and a fair value of $0.20 and expire on December 31, 2011. On or before December 31, 2010, Mr. Schafran has the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company's election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the “Note”). If the Company elects to issue the Note to Mr. Schafran, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note.

Mr. Veera, an officer and director of the Company did not receive any compensation relating solely to services performed as a director.  Mr. Veera did receive compensation in connection with his services as an officer of the Company and for certain consulting services provided to the Company.  See “Summary Compensation Table” above and “Item 13.  Related Party Transactions” below.

Liability Insurance.

The Company has provided liability insurance for its directors and officers since April 13, 2005. The annual cost of this coverage is approximately $25,000.

Stock Option and Stock Grant Plan

On June 6, 2003, we adopted the New Frontier Energy, Inc. Stock Option and Stock Grant Plan (the “2003 Plan”). The 2003 Plan allows for the issuance of incentive (qualified) options, non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and others providing service of special significance to our company. The 2003 Plan is administered by a committee to be appointed by our Board of Directors, or in the absence of that appointment, by the Board of Directors itself. The 2003 Plan provides for the issuance of up to 625,000 shares or options.

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

As of October 19, 2010, we had previously granted 625,000 options to acquire shares of our common stock pursuant to the 2003 Plan, of which all have been forfeited and are available for grant under the 2003 Plan.

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

As of October 19, 2010, 100,000 shares of restricted common stock has been issued or granted under the 2007 Plan and 9,900,000 shares are available for issuance.

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

On May 12, 2008, the Board of Directors granted an aggregate of 2% in overriding royalty interests in the eight wells drilled on the Slater Dome Field in the fiscal year ended February 29, 2008, including 0.50% to Buffalo Resources, LLC, an affiliate of Paul G. Laird and Wolverine Resources, LLC, an affiliate of Les Bates    During the fiscal years ended February 28, 2010 and 2009, Buffalo Resources, LLC and Wolverine Resources, LLC were each paid overriding royalties in the amount of $240 and $2,773, respectively.

Except as provided above, no other interests have been granted under the Company’s Royalty and Working Interest Plan.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 19, 2010, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Samyak Veera (1)	39,595,380	57%
Tristan R. Farel (2)	500,000	< 1%
Lazar G. Schafran (3)	2,000,000	3%
Robert Bensh	0	0%

Officers & Directors as a Group	42,095,380	58%

5% or greater shareholders

Iris Energy Holdings Ltd. (4)	35,038,880	51%
Vision Capital Advisors, LLC (5)	8,275,158	12%
Brian E. Peierls (6)	4,000,248	6%

(1)
Represents (i) 2,806,500 shares owned directly by Samyak Veera, (ii) 1,250,000 shares of the Company's Common Stock at a price of $0.20 per share granted to Mr. Veera on August 17, 2009 that expires on August 17, 2011, (iii) options to acquire 500,000 of common stock at a price of $0.30 per share granted to Mr. Veera on January 12, 2010 that expire on January 11, 2015 and (iii) 35,038,880 shares owned by Iris Energy Holdings Ltd.  Mr. Veera is Iris Energy Holdings Ltd. sole director and as such, exercises voting and dispositive power over its shares.

(2)	Represents 500,000 stock options granted to Mr. Farel on June 1, 2010 that vest on December 1, 2010.
(3)
On November 13, 2009, the Company granted Lazar G. Schafran 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 are exercisable at a price of $0.25 and expire on December 31, 2010 and 1,000,000 are exercisable at a price of $0.50 per share and expire on December 31, 2011. On or before December 31, 2010, Mr. Schafran has the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company's election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the “Note”). If the Company elects to issue the Note to Mr. Schafran, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note.

(4)
Represents 35,038,880 shares of Common Stock.  Mr. Veera is Iris Energy Holdings Ltd. sole director and as such, exercises voting and dispositive power over its shares.  Mr. Veera exercises voting and dispositive power over additional shares. See footnote 1 of this schedule above.

(5)
Vision Opportunity Master Fund, Ltd. (the "Fund") is the direct owner of 6,387,267 shares of common stock and Vision Capital Advantage Fund, L.P. ("VCAF") is the owner of 1,887,891 shares of common stock. Vision Capital Advisors, LLC (the "Investment Manager") serves as investment manager to the Fund.  Adam Benowitz is the Managing Member of the Investment Manager. The Investment Manager also serves as investment manager to Vision Capital Advantage Fund, L.P. ("VCAF"). VCAF GP, LLC (the "General Partner") serves as general partner of VCAF. Mr. Benowitz and the Investment Manager (and VCAF GP, with respect to the shares owned by VCAF) may be deemed to share with the Fund and VCAF voting and dispositive power with respect to such shares.  Each of the parties in this footnote disclaims beneficial ownership with respect to any shares other than those beneficially owned directly by such other party. Based upon the information included in a Schedule 13D/A filed with the Commission on June 23, 2010.

(6)
Consists of 581,393 shares of common stock, $.001 par value per share, and 89,862 shares of common stock that may be acquired upon conversion of Series B Convertible Preferred Stock owned by Brian E. Peierls and 2,850,824 shares of common stock, $.001 par value per share, owned by The Peierls Foundation, Inc., and 478,169 shares of common stock, $.001 par value per share, that may be acquired upon conversion of Series B Convertible Preferred Stock owned by The Peierls Foundation, Inc. E. Jeffrey Peierls is the President and a Director of The Peierls Foundation, Inc. and Brian E. Peierls, the Vice President and a Director of the Peierls Foundation, Inc.  Based upon the information included in a Schedule 13D/A filed with the Commission on February 11, 2010.

Changes In Control

We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.

Item 13.   Certain Relationships and Related Party Transactions

During the fiscal years ended February 28, 2010 and February 28, 2009, we leased approximately 1,600 square feet of office space located at 1789 W. Littleton Blvd., Littleton, Colorado 80120, for approximately $2,667 per month from Spotswood Properties, LLC, (“Spotswood”) a Colorado limited liability company and an affiliate of Paul G. Laird, our former President and Chief Executive Officer of the Company.  During the fiscal years ended February 28, 2010 and February 28, 2009, Spotswood was paid $26,666 and $32,000, respectively.

The Company paid GeoEx, Ltd., a corporation in which Grant Gaeth, a former director of the Company, for geologic consulting $15,760 and $68,750 during the fiscal years ended February 28, 2010 and February 29, 2009, respectively.

Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest. On December 24, 2008, the note was extended under the same terms and conditions with a maturity date of December 31, 2009, and in connection with the extension of the maturity date, the Company paid principal in the amount of $201,562 together with accrued interest of $5,881. Effective July 29, 2009, the Company and NRGG entered into a Modification of Partnership Purchase Agreement whereby the Note was modified to extend the date and payment terms, whereby principal in the amount of $201,566 is due on December 31, 2009, and the principal balance together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date. On December 31, 2009 the Company made a payment on the principal together with all accrued and unpaid interest in the amount of 211,641. The balance of this note payable as of February 28, 2010, was $201,563.

The Company’s former President and CEO is a manager and owns 50% of the membership interest of NRGG.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s former President and Chief Executive Officer, as nominee, to facilitate the refinancing of the Steamboat Property; however, the Company retained equitable ownership of the Steamboat Property and the accompanying financial statements reflect the rights and responsibilities of ownership.  See Item 2 “Properties” above.

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

In November 2009, and February 2010, the Company sold 6,500,000 and 8,000,000 shares, respectively of its Common Stock at a price of $0.10 per share to Iris Energy Holdings Limited, an affiliate of the Company whose sole director is Samyak Veera, a director of the Company.   In connection with these sales of common stock to Iris Energy at $0.10 per share, the Company recorded share-based compensation expense of $1.9 million in general and administrative expense, representing the difference between the market price of the stock on the date of the sale and the sales price of $0.10 per share of common stock.

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

Audit Fees

The Company estimates that it will pay Hein & Associates, LLP $50,000 in connection with the audit of its fiscal year ended February 28, 2010 financial statements. The Company did not pay Hein & Associates, LLP any audit fees during the fiscal years ended February 28, 2009.  The Company estimated it will pay Stark Winter Schenkein & Co., LLP $8,000 in audit fees for the audit of its fiscal year ended February 28, 2010 financial statements. During the fiscal year ended February 28, 2009, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $68,300 for audit services of its 2009 financial statements.

Audit-Related Fees

The Company did not pay Hein & Associates, LLP any audit-related fees during the fiscal years ended February 28, 2010 or 2009.  During the fiscal years ended February 29, 2010 and 2009, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $13,600 and $0 for audit related fees.

All Other Fees

The Company did not pay Hein & Associates, LLP any other fees during the fiscal years ended February 28, 2010 or 2009.  During the fiscal year ended February 28, 2010, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $4,500 in connection with an exchange offering prospectus. During the fiscal year ended February 28, 2009, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $4,200 in connection with Registration Statements on Form SB-2 and S-1 filed with the SEC.

 Item 15.    Exhibits

(a)	Financial Statements

(b)           Exhibits

The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER ENERGY, INC.

By:	/s/ Samyak Veera
Samyak Veera, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 3, 2010	By:	/s/ Samyak Veera
Samyak Veera, President, CEO & Director

Date: December 3, 2010	By:	/s/ Tristan R. Farel
Tristan R. Farel, Secretary/Treasurer, Principal Accounting and Financial Officer

Date: December 3, 2010	By:	/s/ Lazar G. Schafran
Lazar G. Schafran, Director

Date: December 3, 2010	By:	/s/ Robert Bensh
Robert Bensh, Director

NEW FRONTIER ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 28, 2009 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2009 and the results of its operations, and its cash flows for the years ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
May 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Frontier Energy, Inc. as of February 28, 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended February 28, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. as of February 28, 2010, and the results of their operations and their cash flows for the year ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Notes 1 and 13 to the consolidated financial statements, effective March 1, 2009, the Company  adopted new authoritative guidance under  FASB ASC Topic 810 “Consolidation”  that established different reporting standards of noncontrolling interests; and FASB ASC Topic 815 “Derivatives and Hedging” specifically as it relates to Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is Index to an Entity’s Own Stock”.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
December 6, 2010

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 and 2009

	February 28,	February 28,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$850,202	$856,475
Accounts receivable - trade, net of allowance	909,268	583,628
Subcription Receivable	20,401	-
Inventory	149,615	198,014
Prepaid expenses	69,151	35,409
Total current assets	1,998,637	1,673,526

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $587,214 and $456,722 in 2010 and 2009, respectively.	2,012,949	2,143,441
Unproved oil and gas properties, net of accumulated depletion, depreciation &
amortization of $1,780,486 and $1,539,386 in 2010 and 2009, respectively and
impairment of $14,523,843 and $7,500,000 in 2010 and 2009, respectively	3,064,345	12,660,054
Other property and equipment, net of accumulated depreciation of $226,401 and
$220,820 in 2010 and 2009, respectively	105,871	145,870
Total property, plant and equipment	5,183,165	14,949,366
OTHER ASSETS
Unproved oil and gas properties held for sale	577,629	-
Other property and equipment held for sale, net of accumulated depreciation
$115,914 and $73,188 in 2010 and 2009, respectively and impairment
of $260,000 and $0 in 2010 and 2009, respectively	851,890	-
Deposits	163,288	160,000
	1,592,807	160,000

Total Assets	$8,774,609	$16,782,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,613,114	$1,278,982
Notes payable, current portion	836,563	1,229,023
Dividends payable	1,030,565	1,999,083
Total current liabilities	3,480,242	4,507,088

LONG TERM LIABILITIES
Derivative liability	480,000	-
Asset retirement obligation	77,000	290,000
Total long term liabilities	557,000	290,000

Total liabilities	4,037,242	4,797,088

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized
18,949 and 19,040 issued and outstanding as of February 28, 2010
and February 28, 2009, respectively, aggregate liquidation preference of $1,894,900	19	20
Series C Convertible, 230,000 shares authorized
0 and 216,000 issued and outstanding as of February 28, 2010
and February 28, 2009, respectively, aggregate liquidation preference of $0	-	216
Common stock, $.001 par value, 500,000,000 shares authorized,
67,990,662 and 13,441,884 shares issued and outstanding as of February 28, 2010
and February 28, 2009, respectively	67,991	13,441
Additional paid in capital	26,001,033	43,460,402
Accumulated deficit	(21,758,475)	(31,904,791)
Total New Frontier Energy, Inc. stockholders' equity	4,310,568	11,569,288
Noncontrolling interest	426,799	416,516
Total stockholders' equity	4,737,367	11,985,804

Total liabilities and stockholders' equity	$8,774,609	$16,782,892

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2010 and 2009

	February 28
	2010	2009
Operating revenues:
Oil and gas sales	$280,415	$1,219,565
Gathering and operating income	165,878	136,117
Total oil and gas revenue	446,293	1,355,682

Operating expenses:
Exploration costs, including dry holes	76,411	221,841
Lease operating expenses	318,913	1,198,538
Cost of gas gathering	651	656
General and administrative, including 4,253,545 and	6,062,389	3,905,257
1,693,100 of stock-based compensation
Impairment expense	7,308,781	7,500,000
Depreciation, depletion and amortization	451,309	946,732
Total operating expenses	14,218,454	13,773,024

Loss from operations	(13,772,161)	(12,417,342)

Other income (expense):
Change in fair value of derivative financial instruments	3,260,000	-
Other income	121,636	-
Interest income (expense), net	(89,033)	(15,023)
Other income (expense), net	3,292,603	(15,023)

Loss before income taxes	(10,479,558)	(12,432,365)

Income taxes	-	-

Net loss	(10,479,558)	(12,432,365)

Less: net income attributable noncontrolling interest	10,283	36,996

Net loss to New Frontier Energy, Inc.	(10,489,841)	(12,469,361)

Less: Preferred stock dividends and distributions	623,843	878,556

Net loss attributable to New Frontier Energy, Inc. Common Shareholders'	$(11,113,684)	$(13,347,917)

Net loss per common share
Basic and diluted	$(0.42)	$(1.07)

Weighted average shares outstanding
Basic and diluted	26,164,772	12,520,548

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2010 and 2009

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional
	$.001 Par Value		$.001 Par Value		$.001 Par Value		$.001 Par Value		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	interest	Total

Balance March 01, 2009	-	$-	24,675	$25	219,500	$220	10,178,078	$10,178	$39,710,397	$(18,556,874)	$393,592	$21,557,538
Conversion of Series B preferred to common stock			(8,333)	(8)			1,281,980	1,282	(1,274)			-
Conversion of Series C preferred to common stock					(3,500)	(4)	333,332	333	(329)			-
Issuance of common stock for Series C preferred dividends							2,362	2	2,477			2,479
Exercise Series B preferred placement agent warrants			2,698	3					269,746			269,749
Exercise Series B common stock warrants							1,546,132	1,546	1,710,923			1,712,469
Issuance of common stock warrants									1,592,100			1,592,100
Issuance of common stock awards							100,000	100	100,900			101,000
Less stock issuance costs									(24,450)			(24,450)
Preferred stock dividends										(805,027)		(805,027)
Timing differences due to subsidiary year end									99,912			99,912
Distribution from consolidated entity (Note 1)										(73,529)	(14,072)	(87,601)
Net income (loss) for the year										(12,469,361)	36,996	(12,432,365)
Balance February 29, 2009	-	-	19,040	20	216,000	216	13,441,884	13,441	43,460,402	(31,904,791)	416,516	11,985,804

Cummulative effect of a change in accounting priciple - adoption of EITF 07-05, effective March 1, 2009									(25,000,000)	21,260,000		$(3,740,000)
Conversion of Series B preferred to common stock			(91)	(1)			18,013	19	(19)			-
Conversion of Series C Preferred to Common Stock					(216,000)	(216)	31,764,730	31,765	(31,549)			-
Issuance of common stock for Series C Preferred dividends							2,334,535	2,335	1,585,143			1,587,478
Issuance of common stock for services							2,431,500	2,431	725,084			727,515
Issuance of common stock							18,000,000	18,000	3,722,000			3,740,000
Share-based compensation									1,586,030			1,586,030
Timing differences due to subsidiary year end									(46,058)			(46,058)
Preferred stock dividends										(623,843)		(623,843)
Net (loss)										(10,489,841)	10,283	(10,479,558)
Balance February 28, 2010	-	$-	18,949	$19	-	$-	67,990,662	$67,991	$26,001,033	$(21,758,475)	$426,799	$4,737,367

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 and 2009

	February 28
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,479,558)	$(12,432,365)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation, depletion and amortization	451,309	946,732
Bad debt expense	617,932	217,200
Impairment and abandonment of of oil and gas properties	7,308,781	7,500,000
Share-based compensation expenses, amortization and grants	4,253,545	1,693,100
Gain on change in fair value from derivative liability	(3,260,000)	-
Gain from sale of asset	(18,342)	-
(Increase) decrease in assets:
Accounts receivable, trade	(943,572)	171,464
Subscription receivable	(20,401)	-
Prepaid expense	(33,742)	73,257
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	334,132	106,856
Other	(3,275)	-

Net cash used in operating activities	(1,793,191)	(1,723,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	24,500	-
Proceeds from Entek participation agreement	1,211,641	-
Purchase of property and equipment	(805,809)	(2,261,686)
(Increase) decrease in other assets	-	33,300
Net cash provided by (used in) investing activities	430,332	(2,228,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(402,461)	(437,400)
Proceeds from common stock	1,800,000	-
Proceeds from common stock warrant conversions	-	1,712,469
Proceeds from exercise of placement agent warrants	-	269,749
Preferred stock dividends paid	(4,897)	(327,001)
Cost of issuance of equity for cash	-	(24,450)
Distributions to minority interest holders in consolidated subsidiary	-	(73,529)
Other	(36,056)	85,840
Net cash provided by financing activities	1,356,586	1,205,678

DECREASE IN CASH	(6,273)	(2,746,464)

BEGINNING BALANCE	856,475	3,602,939

ENDING BALANCE	$850,202	$856,475

Cash paid for income taxes	$-	$-

Cash paid for interest	$93,217	$44,912

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B and C Preferred Stock to Common Stock	$31,784	$1,615
Conversion of accumulated dividends (Series C Preferred Stock) to Common Stock	$1,587,478	$-
Cashless exercise of Common Stock options	$-	$2,482
Reclassification of property held for sale	$1,429,519	$-
Cummulative effect of change in accounting principle:
Additional paid in capital	$25,000,000	$-

 See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Note 1 - Summary of Significant Accounting Policies

The Company and Business

New Frontier Energy, Inc. (“NFEI” or the “Company”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin in Colorado and Wyoming and the Denver Julesberg Basin in Colorado.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X.  All significant intercompany accounts and transactions have been eliminated.  In connection with the preparation of the consolidated financial statements of NFEI and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events” (“ASC Topic 855”) the Company evaluated subsequent events after the balance sheet date of February 28, 2010. For additional information regarding ASC, please refer to the section titled Recently Issued Accounting Standards within this Note 1 – Summary of Significant Accounting Policies.

Principles of Consolidation

The February 28, 2010, consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended February 28, and include the accounts of SDG as of and for the reporting periods ended December 31. SDG has a calendar fiscal year end, December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of proved oil and gas reserve quantities provide the basis for the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved properties, each of which represents a significant component of the accompanying consolidated financial statements.

Industry Segment and Geographic Information

NFEI operates the following business segments, which are all considered reportable business segments: oil and gas exploration and gas gathering. There is no aggregation of operating segments within NFEI’s reportable business segments. NFEI’s management believes these reportable business segments properly align the various operations with how the chief operating decision makers view the business. NFEI’s chief operating decision makers regularly review financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Accounts Receivable

The Company’s accounts receivables consist mainly of receivables from oil and gas purchasers and from partners with interests in common properties operated by the Company. Collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable. Receivables are not collateralized.  As of February 28, 2010 and 2009, the Company had recorded an allowance for doubtful accounts of $835,132 and $217,200, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject NFEI to concentrations of credit risk consist primarily of cash equivalents, production and joint interest receivables. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At February 28, 2010 the Company’s uninsured cash balance was $566,317.  The company’s joint interest receivables are due from two partners at February 28, 2010, and 2009.  NFEI derived approximately 91% of its oil and gas production revenue from one purchaser. The Company, however, believes that it is not dependent upon any of these customers due to the nature of its product. The terms of the sales agreement provide that the Company may terminate by giving written notice thirty days prior to the anniversary date of the agreement.

The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

Oil and Gas Producing Activities

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether those wells are successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Depletion, depreciation and amortization (“DD&A”) of capitalized costs related to proved oil and gas properties is calculated on a well-by-well basis using the units-of-production method based upon proved reserves. Oil and gas facilities, which include compressors, gathering lines and water transfer and discharge equipment, and the natural gas gathering pipeline are depreciated straight-line over the estimated useful lives of the assets which range from seven to twenty years. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the anticipated proceeds from salvaging equipment.

Impairment of Proved and Unproved Properties

Proved producing oil and gas property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing for the first five years, adjusted for basis differentials and at the end of the first five years a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. The Company had no proved oil and gas reserves or proved oil and gas property costs at February 28, 2010 and 2009, therefore no provision for impairment was recorded for proved oil and gas properties.

An impairment write down is recorded on unproved property when the Company determines that either the property will not be developed or the carrying value is not realizable. For fiscal years ended February 28, 2010, and 2009, the Company recorded a provision for impairment for its unproved property of $7.0 million and $7.5 million, respectively. The impairment write down consists of $7.0 million related to the Company’s assets located in the Greater Green River Basin in northwest Colorado and south central Wyoming.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Sales of Proved and Unproved Properties

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as the treatment does not significantly affect the units-of-production depletion rate. A gain or loss is recognized for all other sales of producing properties and is included in the accompanying consolidated statements of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in the accompanying consolidated statements of operations.

Other Property and Equipment

Other property and equipment such as office furniture and equipment, buildings, and computer hardware and software are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounts. Other property and equipment is valued at the lower of cost or market value.

Assets Held for Sale

In accordance with ASC Topic 360, “Property, Plant and Equipment” assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted and a measurement for impairment is performed to expense any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale for assets for which fair value is determined to be less than the carrying value of the assets.

As of February 28, 2010, the accompanying consolidated balance sheet includes $1.4 million in book value of assets held for sale, net of accumulated DD&A. The above assets held for sale include the Steamboat Property and unproved acreage located in the Denver Julesberg Basin. The Company recorded an impairment related to its Steamboat Property of $0.3 million during fiscal year ended 2010 and there was no impairment in fiscal year ended 2009. The Company began marketing these assets in the fourth quarter of fiscal year 2010. The Company determined that these sales do not qualify for discontinued operations accounting under ASC Topic 205.

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases in the Denver Julesburg Basin in Weld and Morgan Counties, Colorado. The Company received an initial advance of $5.5 million from this sale (see Note 12 - Subsequent Events for additional discussion).

Materials Inventory

The Company’s materials inventory is primarily comprised of tubular goods to be used in future drilling or repair operations. Materials inventory is valued at the lower of cost or market and totaled $149,615 and $198,014 at February 28, 2010, and 2009, respectively. The Company incurred net materials inventory impairment for fiscal year ended February 28, 2010, of $48,400 as a result of the decrease in value of tubular goods. There were no materials inventory impairments for fiscal year ended February 28, 2009.

Income Taxes

Income taxes and uncertain tax positions are accounted for in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth FASB ASC Topic 740.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Revenue Recognition

The Company derives its revenue from the sale of produced natural gas and crude oil. Revenue is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title transferred and if the collectability of the revenue is probable. Gas revenue is recorded using the sales method. Under this method revenue is recognized based on actual volumes of gas sold to purchasers. The Company may sell more or less than their entitlement share of the volumes produced. A liability is recorded and the revenue is deferred if aggregate sales from the property exceed its share of total reserves in place. NFEI had no significant gas imbalances at February 28, 2010.

Share Based compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718— Stock Compensation which requires companies to estimate the fair value of share-based payment awards made to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

Loss per Common Share

Basic net loss per common share is calculated by dividing net loss available to common stockholders by the weighted-average basic common shares outstanding for the respective period.

Diluted net loss per common share of stock is calculated by dividing adjusted net loss by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding stock options and warrants to purchase the Company’s common stock and the Series B and C Preferred Stock (defined in Note 6 – Stockholders’ Equity).

The treasury stock method is used to measure the dilutive impact of stock options, warrants and Series B and C preferred stock. In accordance with FASB ASC Topic 260, “Earnings Per Share,” when there is a loss from continuing operations, all potentially dilutive shares will be anti-dilutive. For the period ended February 28, 2010 and 2009, outstanding options and warrants of 4.3 million and 33.0 million, respectively have been excluded from the diluted share calculation and 4.9 million and 23.5 million shares (if the Series B and C Preferred Stock were converted), respectively have been excluded from the diluted share calculation (See Note 6). Accordingly, basic weighted-average shares equal dilutive weighted-average shares outstanding for fiscal years ended February 28, 2010 and 2009.

Recently Issued Accounting Standards

New authoritative accounting guidance under FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) established the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Company’s adoption effective September 1, 2009, did not therefore have any impact on its consolidated financial statements other than to modify certain existing disclosures. The FASB ASC will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption, the Company began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP. ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. All other accounting literature is considered nonauthoritative.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

New authoritative accounting guidance under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) established accounting and reporting standards that require non-controlling interests to be reported as a component of equity along with any changes in the parent’s ownership interest. The new authoritative guidance under ASC Topic 810 became effective for the Company on March 1, 2009. As a result of adoption, NFEI has reclassified its noncontrolling interest in its combined balance sheets, from a component of liabilities to a component of equity and has also reclassified net income (loss) attributable to noncontrolling interest in its combined statements of operations, to below net income for all periods presented. NFEI also added a rollforward of the noncontrolling interest within its combined statements of shareholders’ equity (deficit).

New authoritative accounting guidance under ASC Topic 855 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative guidance under ASC Topic 855 became effective for the Company on June 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.  On February 24, 2010, the Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2008 the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which was developed by several petroleum industry organizations and is a widely accepted standard for the management of petroleum resources. Key revisions include a requirement to use 12-month average pricing determined by averaging the first of the month prices for the preceding 12 months rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure of probable and possible reserves. The Company adopted these new rules and interpretations as of February 28, 2010, with no material impact.

The FASB aligned ASC Topic 932, with all of the aforementioned SEC requirements by issuing ASC Update 2010- 03. The new authoritative guidance became effective for the Company’s 2010 Annual Report on Form 10-K and has been fully adopted by the Company as of February 28, 2010.

In January 2010 the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”) that requires additional disclosures surrounding transfers in and out of Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company will apply the new authoritative guidance in the Company’s May 31, 2010, Quarterly Report on Form 10-Q. ASC Update 2010-06 also requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. This portion of the new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The Company will apply this new authoritative guidance in the Company’s May 31, 2011, Quarterly Report on Form 10-Q. The adoption of ASC Update 2010-06 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts reported in the Company’s financial statements for the year ended February 28, 2009, may have been reclassified to conform to the current year presentation. Such reclassification had no impact on net loss.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Note 2 - Acquisitions, Divestitures, and Assets Held for Sale

There were no significant acquisitions during the fiscal years ended February 28, 2010 and 2009.

Greater Green River Basin

On August 10, 2009, the Company entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets of the Company for $1.0 million and spend up to an additional $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of the Company’s interest in the Underlying Leases and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). The Company and Entek also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by the Company and the Company shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest.

Pursuant to the Participation Agreement, Entek has the right to participate in the exploration and development of the Underlying Leases, and the right to earn assignments of interests in the Assets in three phases. On August 10, 2009, Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) to earn 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend approximately $4.5 million (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) of the Company’s interest in the Assets. If during any Phase, Entek fails to expend an amount equal to or greater than the threshold amount for the respective Phase period, then Entek shall have the right, but not the obligation, within 10 days after the end of the Phase to deposit the difference between the Phase threshold amount and the amount expended into a segregated account in order to earn the full interest in the Phase. The amounts deposited into the segregated account shall be expended in the following work program.

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

In February 2010, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets at February 28, 2010.

Pursuant to the Participation Agreement, a director and current President and Chief Executive Officer of the Company (“Depositor”), agreed to deposit $500,000 into a segregated account (the “Segregated Arbitration Funds”). In the event the Company has insufficient funds available to satisfy the Company’s share of the arbitrator’s award in the arbitration conducted pursuant to the Stull Ranch Settlement Agreement (the “Arbitrator’s Award”), then the Company shall draw upon the funds in the Stull Ranch Account to satisfy the balance of the Arbitrator’s Award, unless earlier released to Depositor pursuant to terms and conditions set forth in the Participation Agreement.

The Company and Depositor also entered into an Indemnification Agreement dated August 7, 2009, whereby the Company agreed to indemnify and reimburse Depositor if any of the Segregated Arbitration Funds are released from the segregated account.

On December 18, 2009, the Segregated Arbitration Funds were returned to Depositor after the satisfaction of the terms and conditions set forth in the Participation Agreement for the release of the Segregated Arbitration Funds.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

The Arbitrator’s Award of $779,599 in the Stull Ranch Arbitration (as defined below) was issued on February 4, 2010 and the Company satisfied the Arbitration Award on February 17, 2010. See Note 10 – Stull Ranch Litigation for additional discussion of this litigation and the Stull Ranch Arbitration (as defined below).

Note 3 - Notes payable

Natural Resource Group Gathering Note Payable

Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest. On December 24, 2008, the note was extended under the same terms and conditions with a maturity date of December 31, 2009, and in connection with the extension of the maturity date, the Company paid principal in the amount of $201,562 together with accrued interest of $5,881. Effective July 29, 2009, the Company and NRGG entered into a Modification of Partnership Purchase Agreement whereby the Note was modified to extend the date and payment terms, whereby principal in the amount of $201,566 is due on December 31, 2009, and the principal balance together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date. On December 31, 2009 the Company made a payment on the principal together with all accrued and unpaid interest in the amount of $211,641. The balance of this note payable at February 28, 2010, was $201,563.

The Company’s former President and CEO is a manager and owns 50% of the membership interest of NRGG.

Steamboat Property Note Payable

On June 15, 2007, the Company acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which had an interest rate of 7.56% per annum. The Steamboat Mortgage required equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage terms were modified on February 26, 2009, whereby the maturity date was changed to September 1, 2009.

Effective July 7, 2009, the Company transferred legal title to the Steamboat Property to the Company’s former President and CEO, as nominee, to facilitate the refinancing of the Steamboat Property. On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The Company retains equitable ownership of the Steamboat Property and the accompanying financial statements reflect the rights and responsibilities of ownership, including the obligation under the New Steamboat Mortgage described in the next paragraph.

The New Steamboat Mortgage has a one year term, due July 6, 2010, and bears interest at the rate of prime plus 400 basis points with a floor of 10% and is collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 has been prepaid. The Company has the option to prepay the New Steamboat Mortgage in full, or in part, without penalty. Should the Company prepay the New Steamboat Mortgage, the unamortized prepaid interest will be returned to the Company. At February 28, 2010, the balance of the New Steamboat Mortgage was $635,000.

In June 2010, the Company executed a Quit Claim Deed with the former President and CEO and paid off the remaining outstanding balance on the Steamboat Mortgage of $633,962 ($1,058 of prepaid interest was refunded and credited against the principal balance of $635,000).

Note 4 - Asset Retirement obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company’s accompanying consolidated statements of cash flows.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities is 8.0 percent. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

A reconciliation of the Company’s asset retirement obligation liability as of February 28, 2010 and 2009 is as follows:

	February 28,
	2010	2009
Beginning asset retirement obligation	$290,000	$290,000
Liabilities incurred	-	-
Revisions to estimated future plugging liability [1]	(213,000)	-
Accretion expense	-	-
	$77,000	$290,000

[1] – Includes the revision of expected cash flows necessary for the cost to plug and abandon the Company’s wells and related equipment and reclamation of the land based on current market conditions and the reduction in the liability related to the farm-in interest earned by Entek in conjunction with the Participation Agreement.

Note 5 - Income Taxes

The provision (benefit) for income taxes consists of the following components:

	February 28, 2010	February 29, 2009
Current	$-	$-
Deferred	-	-
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	February 28, 2010	February 28, 2009
Deferred tax assets:
Net operating loss carry forwards	$8,700,000	$10,750,000
Deferred tax liability:
Property and equipment	3,900,000	(2,150,000)
		8,600,000
Less valuation allowance	12,600,000	8,600,000
	$-	$-

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

A reconciliation of the statutory U.S. federal rate and effective rates is as follows for the fiscal years ended February 28, 2010 and 2009:

Statutory U.S. federal rate	35%
State income taxes	3%
38%
Net operating loss	38%
0%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from the valuation allowance and net operating losses.

The Company has a consolidated tax loss carry forward of $22,935,000, which expires through 2030. However, because of the Section 382 limitation, the portion of the Company’s total net operating loss carry forward which may be utilized through expiration is not currently known.  The principle difference between the operating loss for income tax purposes and book purposes results from oil and gas property and share based compensation.

Note 6 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of February 28, 2010 and 2009. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 36,036 shares of Series B 12% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) par value $0.001. During the year ended February 28, 2005, the Company issued 32,175 shares of Series B Preferred Stock in connection with a private placement, realizing gross proceeds of $3,217,500 offset by offering expenses in the amount of $456,524 resulting in proceeds to the Company of $2,760,976. The stated value and issue price of the Series B Preferred Stock is $100.00 per share and each share is convertible, at the option of the holder, into that number of shares of common stock determined by dividing the issue price of the aggregate number of shares of Series B Preferred Stock being converted plus any accrued and unpaid dividends by $0.39 per share, unless otherwise adjusted. The Series B Preferred Stock pays a cumulative, preferential cash dividend equal to 12% of the $100 issue price per year and is payable quarterly in arrears. The dividend is payable out of funds legally available for that purpose and will accumulate during any period when it is not paid.

Except as otherwise provided in the Series B Preferred Stock Certificate of Designation with respect to matters that adversely affect the rights of the holders of the Series B Preferred Stock, and as otherwise required by law, the Series B Preferred Stock has no voting rights.

Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. If the assets of the Company are insufficient to pay such amounts in full, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be distributed among the holders of the Series B Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

In the event the closing bid price of the Company’s common stock has closed for 20 consecutive trading days at a price not less than $0.78 (subject to adjustment), the Company may deliver notice to holders of the Series B Preferred Stock of the Company’s irrevocable election to redeem all or part of the Series B Preferred Stock. The redemption price is to be an amount equal to the stated value ($100.00) of the Series B Preferred Stock per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing. The Company must provide 30 days’ written notice to the holders of the Series B Preferred Stock.

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

As of February 28, 2010 and 2009, there were 18,949 and 19,040 shares of Series B Preferred Stock issued and outstanding. During the fiscal year ended February 28, 2010, dividends of $212,894 were accrued and $4,897 cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,030,565 as of February 28, 2010.

In March 2010, the company issued an aggregate 28,717 shares of common stock pursuant to conversion of 112 shares of Series B Preferred Stock.

Placement Agent Warrants

In connection with the offer and sale of Series B Preferred Stock, the Company granted to the placement agent a warrant to purchase 24.75 units of the Series B Preferred Stock at a purchase price of $13,000 per unit (the “Placement Agent Warrant”). Each unit consists of (i) $13,000 of Series B Preferred Stock, convertible into 20,000 shares of common stock at the rate of $0.65 per share; and (ii) a three-year warrant to purchase 27,131 shares of common stock at an exercise price of $1.11 per share on the same terms and conditions as the warrants issued to the Series B Preferred Stockholders’. The 18,562 outstanding Placement Agent Warrants were exercised on May 1, 2008 and the Company issued 2,698 shares of Series B Preferred Stock and received proceeds of $269,749.

Series C Convertible Preferred Stock

The Company is authorized to issue up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the “Series C Preferred Stock”). During fiscal year ended February 28, 2007, the Company issued 222,250 shares of Series C Preferred Stock realizing gross proceeds of $22,225,000, of which $600,000 was received in advance on a note payable that was subsequently converted to Series C Preferred Stock, offset by offering expenses in the amount of $401,326 resulting in proceeds to the Company of $21,823,674. The stated value and issue price of the Series C Preferred Stock is $100.00 per share and holders are entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly, beginning January 31, 2007. The form of dividend payments may be, at the Company’s option, in cash or shares of the Company’s $0.001 par value common stock,or a combination thereof. The Series C Preferred Stock is convertible into shares of common stock at the rate of $1.05 per share, subject to adjustment.

In connection with the sale of the Series C Preferred Stock, the Company issued the investors in that offering three-year warrants to purchase an aggregate 21,166,658 shares of common stock at an exercise price of $1.50 per share (the “AC Warrants”) and three year warrants to purchase an aggregate 10,583,545 shares of common stock at an exercise price of $2.00 per share (the “BC Warrants”). The AC Warrants and the BC Warrants have expired pursuant to their terms as of February 28, 2010.

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

February 28, 2010
Except as otherwise provided in the Series C Preferred Stock certificate of designation with respect to matters that adversely affect the rights of the holders of the Series C Preferred Stock, and as otherwise required by law, the Series C Preferred Stock has no voting rights.

Effective December 1, 2009, pursuant to the automatic conversion provision, the then outstanding 216,000 shares of Series C preferred stock and the associated accumulated dividends were converted into an aggregate 34,099,265 shares of common stock. As of February 28, 2010, 17,243,059 shares had not been issued due to technical reasons.

As of February 28, 2010 and 2009, there were 0 and 216,000 shares of Series C Preferred Stock issued and outstanding. During the fiscal year ended February 28, 2010, dividends of $410,949 were accrued and no cash dividends were paid. Upon conversion of the Series C Preferred Stock all aggregate accrued and unpaid dividends were converted to common stock. As of February 28, 2010, there are no accrued dividends payable.

Common Stock

As of February 28, 2010, NFEI had 500,000,000 shares of common stock, par value $0.001 authorized, of which 67,990,662 were outstanding (17,243,059 which have not been issued related to the conversion of the Series C Preferred Stock).

During fiscal year ended February 28, 2010, the Company conducted an offering on a “best efforts” basis to exchange (the “Exchange Offers”) any and all of the Company’s issued and outstanding (i) Series B Preferred Stock and the accrued and unpaid dividends thereunder and (ii) Series C Preferred Stock and the accrued and unpaid dividends thereunder, for newly issued shares of the Company’s common stock, par value $0.001 per share. The Company terminated the Exchange Offers without acquiring any Series B Preferred Stock or Series C Preferred Stock in the Exchange Offers in November 2009.

Effective August 17, 2009, the Company granted to its chairman and current President and CEO 2,056,500 shares of the Company’s $0.001 par value common stock, valued at $637,515, and a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share, valued at $231,647, for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement.

On or about November 11, 2009, the Company held a closing on the sale (the “Offering”) to accredited investors of an aggregate of 3,500,000 shares of the Company’s $0.001 par value Common Stock sold at a price of $0.10 per share (the “Common Stock”), effective as of November 9, 2009.  The Company received a subscription for 6,500,000 shares of its Common Stock at a price of $0.10 per share that was accepted on or about November 19, 2009 from Iris Energy Holdings Limited (“Iris Energy”), an affiliate of the Company whose sole director is also a director and the current President and CEO of the Company. The Company received an aggregate of $1,000,000 in gross proceeds from the sale of the Common Stock.

On January 12, 2010, the Company’s Board of Directors approved the issuance of 750,000 shares of the Company’s common stock to the President and CEO as compensation for services for the period from December 1, 2009 to December 1, 2010. The shares are to be issued in two tranches, with 375,000 in shares of the Company’s common stock at a price of $0.24, valued at $90,000 to be issued on or about January 12, 2010 and 375,000 in shares of the Company’s common stock to be issued on or about June 1, 2010.

On February 16, 2010, the Company held a closing on the sale (the “Offering”) to Iris Energy of an aggregate of 8,000,000 shares of the Company’s $0.001 par value Common Stock sold a price of $0.10 per share (The “Common Stock”) for gross proceeds of $800,000.

In connection with the sale of common stock to Iris Energy at $0.10 per share, the Company recorded share-based compensation expense of $1.9 million in general and administrative expense, representing the difference between the market price of the stock on the date of the sale and the sales price of $0.10 per share of common stock.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010
Stock Options and Warrants

NFEI accounts for stock based compensation arrangements in accordance with the provisions of ASC 718 Compensation – Stock Compensation. ASC 718 requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company recognized share based compensation expense related to stock options and warrants of $1,586,030 and $1,592,100 during fiscal years ended February 28, 2010 and 2009, respectively.

 In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of February 28, 2009, no options have been granted under the plan.

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

On July 23, 2008, the Company granted certain employees and agents of the Company an aggregate of 4,200,000 options to acquire shares of the Company’s Common Stock, which are exercisable at a price of $1.01 (the “Non-Qualified Stock Options”) and a fair value of $0.77 per share. Options representing 1,950,000 of the Non-Qualified Stock Options vest at a rate of 12.5% each fiscal quarter ending August 31, November 30, February 28, May 31 through November 30, 2010 and expire on July 23, 2018. Options representing 2,250,000 of the Non-Qualified Stock Options have a five year life and vest quarterly over three years commencing with the quarter ending May 31, 2009.

Effective August 17, 2009, the Company granted to its chairman a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share and a fair value of $0.19, for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement. These options vested immediately and the fair value of $231,647 is included in share based compensation expense at fiscal year-end February 28, 2010.

On November 13, 2009, the Company granted a director of the Company 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 are exercisable at a price of $0.25 and expire on December 31, 2010 and 1,000,000 are exercisable at a price of $0.50 per share and expire on December 31, 2011.  The fair value of these options was $0.22 and $0.20 per share, respectively. On or before December 31, 2010, Mr. Schafran has the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company’s election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the “Note”). If the Company elects to issue the Note to the director, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note.

On January 12, 2010, the Company’s Board of Directors approved the issuance of 500,000 options to acquire shares of the Company’s common stock exercisable at a price of $0.30 per share and a fair value of $0.19 with an expiration date of January 25, 2015, as compensation for the President and CEO for services for the period from December 1, 2009 to December 1, 2010. These shares vested immediately and the fair value of $96,672 is included in share based compensation expense at fiscal year-end February 28, 2010.

The following assumptions were used for the options granted during fiscal years ended February 28, 2010 and 2009:

	February 28,
	2010	2009
Expected option life (in years)	1 to 5	2 to 10
Expected annual volatility over option life	87% to 214%	65%
Risk-free interest rate	0.3% to 3.8%	4.2%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

The activity for options and warrants during the fiscal year ended February 28, 2010 is summarized in the following tables:

Non-Incentive Stock Options February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2009	8,150,000	$1.13
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(295,834)	$1.01
Outstanding at February 28, 2010	7,854,166	$1.21	4.35	$-
Exercisable at February 28, 2010	5,664,583	$1.18	4.78	$-

Non-Incentive Stock Options February 28, 2009:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2008	3,950,000	$1.25
Granted	4,200,000	$1.01
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at February 28, 2009	8,150,000	$1.13	5.43	$-
Exercisable at February 28, 2009	4,681,250	$1.21	5.56	$-

Incentive Stock Option Shares February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2009	584,333	$1.03
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(469,333)	$1.08
Outstanding at February 28, 2010	115,000	$0.81	4.43	$-
Exercisable at February 28, 2010	115,000	$0.81	4.43	$-

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Incentive Stock Option Shares February 28, 2009:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2008	584,333	$1.03
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at February 28, 2009	584,333	$1.03	2.27	$-
Exercisable at February 28, 2009	584,333	$1.03	2.27	$-

Fixed-Price Stock Options and Warrants, February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2009	33,000,203	$1.68
Granted	3,750,000	$0.31
Exercised	-	$-
Forfeited or expired	(32,450,203)	$1.67
Outstanding at February 28, 2010	4,300,000	$0.52	1.71	$-
Exercisable at February 28, 2010	4,300,000	$0.52	1.71	$-

Fixed-Price Stock Options and Warrants, February 28, 2009:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at March 1, 2008	40,100,012	$1.59
Granted	-	$-
Exercised	(1,542,765)	$1.11
Forfeited or expired	(5,557,044)	$1.21
Outstanding at February 28, 2009	33,000,203	$1.68	0.89	$-
Exercisable at February 28, 2009	33,000,203	$1.68	0.89	$-

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

The following table summarizes the nonvested options and warrants outstanding at February 28, 2010:

	Non-incentive stock options		Incentive stock options		Fixed stock options and warrants
Nonvested shares	Number of shares	Weighted-average grant date fair value	Number of shares	Weighted-average grant date fair value	Number of shares	Weighted-average grant date fair value
Nonvested at March 1, 2008	987,500	$1.25	-	$-	-	$-
Granted	4,200,000	$1.01	-	$-	-	$-
Vested	(1,718,750)	$1.15	-	$-	-	$-
Forfeited	-	$-	-	$-	-	$-
Nonvested at February 28, 2009	3,468,750	$1.01	-	$-	-	$-
Granted	-	$-	-	$-	3,750,000	$0.31
Vested	(1,279,167)	$1.01	-	$-	(3,750,000)	$0.31
Forfeited	(295,834)	$1.01	-	$-	-	$-
Nonvested at February 28, 2010	1,893,749	$1.01	-	$-	-	$-

The following table summarizes the options and warrants outstanding at February 28, 2010:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.20 to $0.74	1.85	3,750,000	3,750,000	$0.31	$-
$0.75 to $1.50	4.78	5,923,333	5,779,583	$1.17	$-
$1.51 to $2.50	0.72	550,000	550,000	$2.00	$-
Total	3.83	10,223,333	10,079,583	$0.89	$-

The total estimated unrecognized compensation cost from unvested stock options as of February 28, 2010 was $110,263, which is expected to be recognized over a weighted average period of approximately five months.

Note 7 – Fair Value Measurements

The Company fully adopted this guidance as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of March 1, 2009. The full adoption did not have a material impact on NFEI’s consolidated financial statements or its disclosures.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The guidance establishes a hierarchy for determining the fair values of assets and liabilities, based on the significance level of the following inputs:

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

•	Level 1 – Quoted prices in active markets for identical assets or liabilities

•
Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•
Level 3 – Significant inputs to the valuation model are unobservable. On March 1, 2009, the Company applied ASC Topic 820 to all non-financial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and assets held for sale measured at fair value under ASC Topic 360 and asset retirement obligations initially measured at fair value under FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“ASC Topic 410”). The adoption of ASC Topic 820 for non-financial assets and liabilities did not have a material impact on the Company’s financial statements.

An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. NFEI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company did not have any assets or liabilities at February 28, 2010 and 2009, which were required to be measured at fair value on a recurring basis.

Both financial and non-financial assets and liabilities are categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used by the Company as well as the general classification of such instruments pursuant to the hierarchy.

Proved Oil and Gas Properties

Proved oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of the expected undiscounted future cash flows is less than net book value pursuant to ASC Topic 360. The Company will use Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management based on current market conditions which includes the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The Company currently has no proved oil and gas property.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory.

Asset Retirement Obligations

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410. The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Note 8 – Commitments

The Company, along with the other working interest owners at the property located at the Slater Dome field have agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 are recovered and $0.25 thereafter. At the end of each of the first four years beginning June 3, 2005, if the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall or charge an annual shortfall fee to make up the difference. This obligation ended in June 2010, which resulted in a final shortfall payment of approximately $300,000.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Operating Leases

For 2010 and 2009, month-to-month office facilities rental payments charged to expense were approximately $30,600 and $44,300, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were approximately $31,300 as of fiscal year ended February 28, 2010.

As of February 28, 2010, the Company does not have any office facility leases in effect for 2012 and beyond.

Note 9 - Related Parties

 The Company paid $24,000 and $32,000 during fiscal years ended February 28, 2010 and 2009, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former president and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

 The Company paid a corporation controlled by one of the former directors and a shareholder $15,760 and $68,750 for geological consulting during fiscal years ended February 28, 2010 and 2009, respectively.

See also Note 3 – Notes payable, Note 6 – Stockholders’ equity and Note 8 - Commitments

Note 10 - Legal Proceedings

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

On February 5, 2010, the arbitrator in the Stull Ranch Arbitration awarded the attorneys for Stull Ranches, LLC attorneys’ fees in the amount of $779,599 and such amount was fully satisfied on February 11, 2010.

Standard Investment Corp. Litigation

On August 11, 2010, Standard Investment Corp. (“Standard”) served the Company with a complaint in the District Court, City and County of Denver, Colorado (Case No. 2010CV6233) alleging breach of contract, tortuous interference and unjust enrichment for failure to pay certain commissions Standard alleges due to it pursuant to an agreement (the “Standard Agreement”).  Standard is seeking damages in the amount of $64,000 plus 4% of all additional capital invested by Entek Energy Limited (sic) with the Company plus interest, costs and attorney fees. On October 4, 2010, the Company filed an answer and counterclaim against Standard. The Company denies that it breached the Standard Agreement. Further, the Company alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment against Standard.  The Company is seeking compensatory damages, plus interest, costs and attorney fees in the counterclaim.  As of the date of this Annual Report, the outcome of this matter cannot be determined.

Slaterdome Gas, Inc. Litigation

On or about July 20, 2010, the Company brought an action (the “Slaterdome Complaint”) for breach of contract, unjust enrichment and foreclosure of contractual liens against Slaterdome Gas, Inc. to recover unpaid debts in connection with an Operating Agreement that the Company and Slaterdome Gas, Inc. are parties to covering certain lands in Moffat County, Colorado and Carbon County, Wyoming (District Court, Moffat County, Colorado 2010CV65).  The Company is seeking to recover damages in an amount to be proven at trial and for the foreclosure of a contractual lien on certain property owned by Slaterdome Gas, Inc.  On November 7, 2010, Slaterdome Gas, Inc. filed an answer and counterclaim against the Company asserting various defenses to the Slaterdome Complaint and asserts a claim for specific performance for the assignment of certain oil and gas rights on certain lands in Moffat County, Colorado and Carbon County, Wyoming and to quiet title to such oil and gas rights.  As of the date of this Annual Report, the outcome of this matter cannot be determined.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Note 11 – Business Segment Information

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the years ended February 28, 2010, and February 28, 2009 is presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated
February 28, 2010
Revenues	$280,415	$165,878	$446,293
Income (loss) before taxes	$(10,541,024)	$61,466	$(10,479,558)
Total assets	$6,727,775	$2,046,834	$8,774,609
Property additions	$805,809	$-	$805,809
Interest expense	$(89,045)	$-	$(89,045)
Depreciation, depletion and amortization	$320,817	$130,492	$451,309

	Oil & Gas	Gas Gathering	Consolidated
February 28, 2009
Revenues	$1,219,565	$136,117	$1,355,682
Income (loss) before taxes	$(12,398,565)	$(33,800)	$(12,432,365)
Total assets	$14,568,153	$2,214,739	$16,782,892
Property additions	$2,261,686	$-	$2,261,686
Interest expense	$(81,189)	$-	$(81,189)
Depreciation, depletion and amortization	$816,240	$130,492	$946,732

Note 12 - Subsequent Events

Effective May 11, 2010, the Company granted to its chief financial officer the option to acquire 500,000 shares of the Company’s common stock at a price of $0.50 per share. These options vest on December 1, 2010, and expire on December 31, 2011.

On June 4, 2010, NFEI entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases (the “Leases”) in the Denver Julesburg Basin in Weld and Morgan Counties, Colorado.

The Company received an initial advance from the sale of the interest in the Leases of $5,519,989.

Pursuant to the Purchase and Sale Agreement, Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing (the “Drilling Period”) on the sale of the interest in the Leases and carry the Company for a 33 1/3 percent working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement).  In the event that Carrizo fails to commence the drilling of the three Carry Wells during the Drilling Period, the Leases (except for 640 acre tracts) shall be reassigned back to the Company.

Pursuant to the Purchase and Sale Agreement, if Carrizo commences drilling three Carry Wells before the end of the Drilling Period, the Company has the option to re-acquire an undivided 1/3 working interest in the Leases.  To reacquire the 1/3 working  interest in the Leases, the Company shall pay 1/3 of to the total amount Carrizo paid to the Company to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

In connection with the Purchase and Sale Agreement, the Company and Carrizo also entered into an AMI Agreement whereby the Company and Carrizo agreed to create an area of mutual interest in all governmental sections within which the Company owns Leases as of June 4, 2010 (subject to certain exclusions)(the “AMI Territory”). Pursuant to the AMI Agreement, the Company and Carrizo granted the other party the option acquire its proportionate interest, (33 1/3 in the case of the Company and 66 2/3 in the case of Carrizo) in any oil and gas leases and other interests in the AMI Territory.

On September 1, 2010, NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prosects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana (Project Area”).

Upon execution of the Agreement, the Company made an initial payment of approximately $680,000 to Yuma.

Note 13 – Financial Statement Restatement and change in accounting principle

Subsequent to the Company issuing its quarterly reports on Form 10-Q for each of the three quarters during fiscal year ended February 28, 2010, management determined that it did not appropriately apply the provisions of ASC 815 Derivatives and Hedging (“ASC 815”) in its analysis of the conversion feature embedded in the Series B Preferred and Series C Preferred stock, specifically as it relates to the application of EITF 07-05: Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock in the application of ASC 815. The Company adopted EITF 07-05 on March 1, 2009. Upon its effectiveness, contracts (warrants, conversion features in debt, etc) that embody or embodied full-ratchet or reset provisions (that is, the strike, exercise or conversion prices adjust to pricing in subsequent sales or issuances of the Company’s common stock) no longer meet the definition of Indexed to a Company’s Own Stock and, accordingly, do not meet the exemptions for equity classification provided in ASC 815-15. The Series B and Series C Preferred stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the embedded conversion feature to be bifurcated and presented separately as a liability on the balance sheet.

The adoption of EITF 07-05 represents a change in accounting principle and the Company recorded a onetime adjustment to beginning accumulated deficit and additional paid in capital of $25,000,000.

As a result of this oversight the financial statement items within the previously issued 10-Q’s for fiscal year ended February 28, 2010, should have reflected the following non-cash adjustments;

	Consolidated Balance sheet May 31, 2009
	Previously reported	Adjustment	As restated

Derivative liability	-	4,570,000	4,570,000
Additional paid in capital	43,838,103	(25,000,000)	18,838,103
Accumulated deficit	(33,098,692)	20,430,000	(12,668,692)

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

	Consolidated Statement of Operations
	Three months ended May 31, 2009
	Previously reported	Adjustment	As restated
Change in fair value of derivative financial instruments	-	(830,000)	(830,000)

	Consolidated Balance sheet
	August 31, 2009
	Previously reported	Adjustment	As restated

Derivative liability	-	670,000	670,000
Additional paid in capital	44,961,757	(25,000,000)	19,961,757
Accumulated deficit	(31,904,791)	24,330,000	(7,574,791)

	Consolidated Statement of Operations
	Six months ended August 31, 2009			Three months ended August 31, 2009
	Previously reported	Adjustment	As restated	Previously reported	Adjustment	As restated
Change in fair value of derivative financial instruments	-	3,070,000	3,070,000	-	3,070,000	3,070,000

	Consolidated Balance sheet
	November 30, 2009
	Previously reported	Adjustment	As restated

Derivative liability	-	520,000	520,000
Additional paid in capital	46,563,568	(25,000,000)	21,563,568
Accumulated deficit	(31,904,791)	24,480,000	(7,424,791)

	Consolidated Statement of Operations
	Nine months ended November 30, 2009			Three months ended November 30, 2009
	Previously reported	Adjustment	As restated	Previously reported	Adjustment	As restated
Change in fair value of derivative financial instruments	-	3,220,000	3,220,000	-	3,220,000	3,220,000

The estimated fair values of the derivative liabilities embedded within the Series B and Series C preferred shares were determined at each reporting period using a monte carlo option pricing model with Level 3 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of each reporting period during fiscal year ended February 28, 2010. There were no financial assets or liabilities that required fair value measurement on a recurring basis during fiscal year ended February 28, 2009.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

	Fair value measurements using:
Liabilities at fair values:	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

March 1, 2009 - Derivative liabilities - Preferred Stock	3,740,000	-	-	3,740,000
Increase in derivative liability	830,000	-	-	830,000
May 30, 2009 - Derivative liabilities - Preferred Stock	4,570,000	-	-	4,570,000
Decrease in derivative liability	(3,900,000)	-	-	(3,900,000)
August 31, 2009 - Derivative liabilities - Preferred Stock	670,000	-	-	670,000
Decrease in derivative liability	(150,000)	-	-	(150,000)
November 30, 2009 - Derivative liabilities - Preferred Stock	520,000	-	-	520,000
Decrease in derivative liability	(40,000)	-	-	(40,000)
November 30, 2009 - Derivative liabilities - Preferred Stock	480,000	-	-	480,000

The fair values of the embedded derivative liabilities for the Series B and C preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
May 31, 2009	119% to 226%	0%	1 to 7 yrs	10%	$0.65 to $1.05	$ 0.45
August 31, 2009	119% to 226%	0%	1 to 7 yrs	10%	$0.65 to $1.05	$ 0.18
November 30, 2009	119% to 226%	0%	1 to 7 yrs	10%	$0.43 to $0.68	$ 0.16
February 28, 2010	119% to 226%	0%	1 to 7 yrs	10%	$0.68	$ 0.15

Note 14 - Disclosures about Oil and Gas Producing Activities

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows (all in the United States):

	February 28,	February 29,
	2010	2009
Property Acquisition Costs:
Proved properties	$-	$-
Unproved properties	$803,307	$1,079,808
Exploration costs	$76,411	$221,841
Development costs	$-	$1,121,182

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows (all in the United States):

	February 28,	February 29,
	2010	2009
Operating Revenues	$346,674	$1,219,565
Costs and expenses:
Production	385,172	1,198,538
Exploration	76,411	221,841
Depletion, depreciation
and amortization	241,100	682,400
Total costs and expenses	702,683	2,102,779
(Loss) from oil and gas producing activities	$(356,009)	$(883,214)

Note 15 - Supplementary Oil and Gas Information (Unaudited)

Recent SEC and FASB Guidance

In December 2008 the SEC published the final rules and interpretations updating its oil and gas reporting requirements. The Company adopted the rules effective February 28, 2010, and the rule changes, including those related to pricing and technology, are included in the Company’s reserve estimates.

In January 2010 the FASB aligned ASC Topic 932, with the aforementioned SEC requirements. Please refer to the section entitled Recently Issued Accounting Standards under Note 1 – Summary of Significant Accounting Policies for additional discussion regarding both adoptions.

Estimated Oil and Gas Reserve Quantities

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. With respect to reserves as of dates prior to February 28, 2010, the applicable SEC definition of proved reserves was the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, meaning prices and costs as of the date the estimate is made.

At February 28, 2010 and 2009, there were no recoverable reserves from the Company’s wells at the existing economic and operating conditions.

NEW FRONTIER ENERGY, INC.

Notes to Consolidated Financial Statements

February 28, 2010

Estimated quantities of proved reserves are presented in the following tables:

	Natural Gas in MCF
	February 28,		February 29,
	2010	2009	2008
Beginning balance at March 1	-	15,561,000	12,114,000
Revisions of previous estimates	-	(15,327,412)	59,000
Extensions and discoveries	-	-	3,258,000
Sales of reserves in place	-	-	-
Improved recovery	-	-	-
Purchases of reserves	-	-	-
Production	-	(233,588)	(140,000)
Proved developed net reserves at February 28	-	-	15,561,000

Standardized Measure of Discounted Future Net Cash Flow

The Company follows the guidelines prescribed in ASC Topic 932 for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated quantities of oil and gas to be produced in the future. Each property the Company operates is also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes are computed using the current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a ten percent annual discount factor.

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities. The Company had no proved reserves at February 28, 2010 and 2009.

Standardized measure of cash flows:

Principal changes in the Standardized Measure for the years ended February 28, 2010 and 2009, are summarized as follows:

	February 28,		February 29,
	2010	2009	2008
Standard measure as of beginning of fiscal year	$-	$25,664,900	$12,256,100
Sales of gas produced, net of production costs	-	(21,027)	(876,387)
Extensions and discoveries	-	-	32,229,489
Net change in prices and production costs related to future production	-	(11,393,913)	11,513,580

Development costs incurred during the year	-	-	(4,586,950)
Changes in estimated future development costs	-	(13,240,660)	(4,828,700)
Changes in discount	-	-	(8,285,500)
Net change in income taxes	-	(17,415,200)	(10,171,400)
Accretion of discount	-	16,405,900	-
Changes in timing and other	-	-	(1,585,332)
Aggregate change	-	(25,664,900)	13,408,800
Standardized measure, as of the end of the fiscal year	$-	$-	$25,664,900