Form 10-Q
period 2010-05-31
NEW FRONTIER ENERGY INC
filed 2011-03-07
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to    __________

Commission file number: 0-50472

NEW FRONTIER ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

84-1530098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Broadway Suite 920, Denver, CO 80202
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

As of March 4, 2011, there were 68,624,558 shares of common stock outstanding.

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters of a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits	26

SIGNATURES		27

EXHIBITS

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$373,765	$850,202
Accounts receivable - trade, net of allowance for doubtful accounts of $849,039	901,754	909,268
and $835,132, as of May 31, 2010, and February 28, 2010, respectively
Subcription Receivable	20,401	20,401
Prepaid expenses	12,734	69,151
Inventory	149,615	149,615
Total current assets	1,458,269	1,998,637

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $619,837 and $587,214 at May 31, 2010, and February 28, 2009, respectively	1,980,326	2,012,949
Unproved oil and gas properties, net of accumulated depletion, depreciation &
amortization of $1,840,761 and $1,780,486 at May 31, 2010 and February 28, 2010,
respectively	3,036,558	3,064,345
Other property and equipment, net of accumulated depreciation of $185,525 and
$226,401 at May 31, 2010, and February 28, 2010, respectively	134,699	105,871
	5,151,583	5,183,165
OTHER ASSETS
Unproved oil and gas properties held for sale	577,629	577,629
Other property and equipment held for sale, net of accumulated depreciation
$115,914 at May 31, 2010, and February 28, 2010	800,890	851,890
Deposits	163,288	163,288
Total other assets	1,541,807	1,592,807

Total Assets	$8,151,659	$8,774,609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$885,613	$1,613,114
Notes payable, current portion	836,563	836,563
Note payable - affiliate	50,000	-
Dividends payable	1,082,687	1,030,565
Total current liabilities	2,854,863	3,480,242

LONG TERM LIABILITIES
Derivative liability	320,000	480,000
Asset retirement obligation	78,925	77,000
Total long term liabilities	398,925	557,000

Total liabilities	3,253,788	4,037,242

Commitements and contingencies (Note 8)

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized
none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized
18,837 and 18,949 issued and outstanding as of May 31, 2010
and February 28, 2010, respectively, aggregate liquidation preference of $1,883,700	18	19
Series C Convertible, 230,000 shares authorized
none issued and outstanding as of May 31, 2010 and February 28, 2010	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
68,019,379 and 67,990,662 shares issued and outstanding as of May 31, 2010
and February 28, 2010, respectively	68,019	67,991
Additional paid in capital	26,112,879	26,001,033
Accumulated deficit	(21,744,926)	(21,758,475)
Total New Frontier Energy, Inc. stockholders' equity	4,435,990	4,310,568
Noncontrolling interest	461,881	426,799
Total stockholders' equity	4,897,871	4,737,367

Total liabilities and stockholders' equity	$8,151,659	$8,774,609

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ended
	May 31,
	2010	2009
Operating revenues:
Oil and gas sales	$34,280	$87,822
Gathering and operating income	359,319	37,832
Total oil and gas revenue	393,599	125,654

Operating expenses:
Exploration costs, including dry holes	-	63,786
Lease operating expenses	13,751	188,228
Cost of gas gathering	-	651
General and administrative	316,320	670,876
Impairment expense	51,000	-
Depreciation, depletion and amortization	65,995	194,226
Total operating expenses	447,066	1,117,767

Loss from operations	(53,467)	(992,113)

Other income (expense):
Change in fair value of derivative financial instruments	160,000	(830,000)
Other income	22,198	-
Interest expense, net	(21,372)	(17,302)
Other income (expense), net	160,826	(847,302)

Income (loss) before income taxes and noncontrolling interest	107,359	(1,839,415)

Income taxes	-	-

Net income (loss) before noncontrolling interest	107,359	(1,839,415)

Net (income) attributable noncontrolling interest	(35,080)	(6,915)

Net income (loss)	72,279	(1,846,330)

Preferred stock dividends and distributions	(58,730)	(177,571)

Net income (loss) attributable to common shareholders	$13,549	$(2,023,901)

Net income (loss) per common share
Basic	$0.00	$(0.15)
Diluted	$0.00	$(0.15)

Weighted average shares outstanding
Basic and diluted	68,103,417	13,441,884
Diluted	72,933,417	13,441,884

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three month period ended
	May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,359	$(1,839,415)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation, depletion and amortization	65,995	194,226
Bad debt expense	13,907	-
Impairment and abandonment of of oil and gas properties	51,000	-
Share-based compensation expenses, amortization and grants	161,874	330,800
(Gain) loss on change in fair value from derivative liability	(160,000)	830,000
(Increase) decrease in assets:
Accounts receivable, trade	(6,393)	(70,940)
Prepaid expense	56,417	(5,838)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(727,501)	236,691
Net cash used in operating activities	(437,342)	(324,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,487)	(19,175)
Net cash used in investing activities	(32,487)	(19,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	-	(3,329)
Preferred stock dividends paid	(6,608)	-
Other	-	911
Net cash used financing activities	(6,608)	(2,418)

DECREASE IN CASH	(476,437)	(346,069)

BEGINNING BALANCE	850,202	856,475

ENDING BALANCE	$373,765	$510,406

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$13,181

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$29	$-
Conversion of stock options for a Note Payable	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Note 1 – The Company and Business

The Company and Business

New Frontier Energy, Inc. (“NFEI” or the “Company”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin in Colorado and Wyoming and the Denver Julesburg Basin (“DJ Basin”) in Colorado.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of May 31, 2010, the Company’s results of operations for the three month period ended May 31, 2010 and 2009 and cash flows for the three month period ended May 31, 2010 and 2009. Operating results for the three month period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011, because of the impact of fluctuations in prices received for natural gas and crude oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.

In connection with the preparation of the unaudited condensed consolidated financial statements of NFEI and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events” (“ASC Topic 855”) the Company evaluated subsequent events after the balance sheet date of May 31, 2010, through the filing of this report.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The May 31, 2010, unaudited condensed consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended May 31, and include the accounts of SDG as of and for the reporting periods ended March 31. SDG has a calendar fiscal year end, December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company. All significant intercompany transactions have been eliminated upon consolidation.

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

Earnings per Common Share

Basic net earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted-average basic common shares outstanding for the respective period.

Diluted net earnings per common share of stock is calculated by dividing adjusted net earnings by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding in-the-money stock options and warrants to purchase the Company’s common stock and the Series B and C Preferred Stock (defined in Note 6 – Stockholders’ Equity).

The treasury stock method is used to measure the dilutive impact of stock options, warrants and Series B and C Preferred Stock. In accordance with FASB ASC Topic 260, “Earnings Per Share,” when there is a loss from continuing operations, all potentially dilutive shares will be anti-dilutive.  There were no dilutive weighted-average shares outstanding for the three month period ended May 31, 2009, because the Company recorded a net loss for that period. Series B Preferred Stock had a dilutive impact for the three month period ended May 31, 2010. There were no in-the-money options or warrants at May 31, 2010, therefore there was no dilutive impact on earnings for options and warrants.

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three month period
	ended May 31,
	2010	2009
Net income (loss) available to common shareholder’s – Basic	$13,549	$(2,023,901)
Plus: Preferred stock dividends	58,730	-
Net income (loss) available to common shareholder’s - Diluted	$72,279	$(2,023,901)

Basic weighted-average common shares outstanding	68,103,417	13,441,884
Add: dilutive effect of preferred stock	4,830,000	-
Add: dilutive effect of stock options and warrants	-	-
Diluted weighted average common shares outstanding	72,933,417	13,441,884
Basic net income (loss) per common share	$0.00	$(0.15)
Diluted net income (loss) per common share	$0.00	$(0.15)

Pursuant to the automatic conversion provision of the Series C Preferred Stock, on December 1, 2009, all 216,000 shares of Series C Preferred Stock outstanding converted into 34,099,265 common shares. In addition, during fiscal year ended February 28, 2010, the Company issued 2,056,500 shares of common stock to one of the Company’s Director’s as a structuring fee, 375,000 common shares to its President and CEO as compensation and an additional 18,000,000 shares of common stock were sold to two accredited investors, which included an affiliate to the Company.

Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2010 Form 10-K, and are supplemented throughout the notes to these unaudited condensed consolidated financial statements in this report.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2010 Form 10-K.

Accounting Standards Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance intended to improve disclosure requirements related to fair value measurements and disclosures. Specifically, this guidance requires disclosures about transfers in and out of Level 1 and 2 fair value measurements, activity in Level 3 fair value measurements (see Note 7 for Level 1, 2 and 3 definitions), greater disaggregation of the amounts on the unaudited condensed consolidated balance sheets that are subject to fair value measurements and additional disclosures about the valuation techniques and inputs used in fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for disclosure of Level 3 fair value measurement roll forward activity, which is effective for annual reporting periods beginning after December 15, 2010. This guidance was adopted in the first quarter of 2011 and had no impact on the unaudited condensed consolidated financial statements other than the additional disclosures.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting."  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and will not have a significant impact on the Company's financial position.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendments to this guidance will only have an impact on the Company’s financial position when a business combination occurs. There was no business combinations during the three month period ended May 31, 2010.

The Company adopted new subsequent events authoritative guidance that removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This authoritative guidance was effective upon issuance on February 24, 2010. The adoption of this pronouncement did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 – Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

There were no significant acquisitions during the three month period ended May 31, 2010 and 2009.

On September 1, 2010, NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate as a ten percent working interest owner in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana.
Divestitures

On August 10, 2009, the Company entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek has the right to participate and earn assignments of NFEI’s interest up to 55% through three phases in the exploration and development of certain oil and gas properties within approximately 66,000 gross acres in the Green River Basin (the “Underlying Leases”) and certain of its other assets, including its partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). The Company and Entek also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by the Company and the Company shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest.

In February 2010, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets at May 31, 2010.

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

As of May 31, 2010, the accompanying unaudited condensed consolidated balance sheet includes $1.4 million in book value of assets held for sale, net of accumulated depletion, depreciation and amortization (“DD&A”). The above assets held for sale include the Steamboat Property and unproved acreage located in the DJ Basin. The Company recorded an impairment related to its Steamboat Property in the amount of $51,000 during the three month period ended May 31, 2010. There were no assets held for sale during the three month period ended May 31, 2009, therefore there was no measurement for impairment performed. The Company began marketing these assets in the fourth quarter of fiscal year ended February 28, 2010. The Company determined that these sales do not qualify for discontinued operations accounting under ASC Topic 205.

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases in the DJ Basin in Weld and Morgan Counties, Colorado. The Company received approximately $5.0 million (net of related deal costs) from this sale.

Note 4 - Notes payable

Natural Resource Group Gathering Note Payable

Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note bears interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest. The terms of this note were modified on December 24, 2008, and subsequently on July 29, 2009, which extended the date and payment terms, whereby the then outstanding principal balance together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date. The balance of this note payable at May 31, 2010, was $201,563. On December 31, 2010, Entek made a payment for the full amount on behalf of NFEI satisfying this debt as part of the Participation Agreement.

Paul G. Laird, the Company’s former President and CEO is a manager and owns 50% of the membership interest of NRGG.

Steamboat Property Note Payable

On June 15, 2007, the Company acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”). On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The New Steamboat Mortgage has a one year term, due July 6, 2010, and bears interest at the rate of prime plus 400 basis points with a floor of 10% and is collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 has been prepaid. The Company has the option to prepay the New Steamboat Mortgage in full, or in part, without penalty. Should the Company prepay the New Steamboat Mortgage, the unamortized prepaid interest will be returned to the Company. At May 31, 2010, the balance of the New Steamboat Mortgage was $635,000.

In June 2010, the former President and CEO executed a Quit Claim Deed assigning title for the Steamboat Property back to the Company and NFEI made a payment in full satisfaction of the Steamboat Mortgage.

Note Payable - affiliates

On December 31, 2010, one of the Company’s directors elected to exchange his stock options for a $50,000 note payable, with an interest rate equal to the 1-month London Interbank Offered Rate (“LIBOR”), with such accrued and unpaid interest along with the principal to be paid on the maturity date of December 31, 2012.

Note 5 - Asset Retirement obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company’s accompanying unaudited condensed consolidated statements of cash flows.

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities is 10.0 percent. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells. Asset retirement obligations are valued using Level 3 fair value measurement inputs.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

May 31,
2010
Beginning asset retirement obligation	$77,000
Liabilities incurred	-
Revisions to estimated future plugging liability	-
Accretion expense	1,925
Total Asset retirement obligation	$78,925

Note 6 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of May 31, 2010, and February 28, 2010. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

Series B Convertible Preferred Stock

The Series B Preferred Stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the fair value of these conversion features to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. The fair value of these financial instruments is remeasured each quarter with the change being reflected in the consolidated statements of operations as a “Change in fair value of derivative financial instruments” (see Note 7 – Fair Value Measurements).

In March 2010, the company issued an aggregate 28,717 shares of common stock pursuant to conversion of 112 shares of Series B Preferred Stock.

As of May 31, 2010 and February 28, 2010, there were 18,837 and 18,949 shares of Series B Preferred Stock issued and outstanding. During the three months ended May 31, 2010, dividends of $58,730 were accrued and $6,608 cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,082,687 as of May 31, 2010.

Series C Convertible Preferred Stock

Effective December 1, 2009, pursuant to the automatic conversion provision, the then outstanding 216,000 shares of Series C preferred stock and the associated accumulated dividends were converted into an aggregate 34,099,265 shares of common stock.

As of May 31, 2010, and February 28, 2010, there were no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The authorized common stock of the Company consists of 500,000,000 common shares with a par value of $0.001. The holders of the common shares are entitled to one vote for each share of common stock. As of May 31, 2010 and February 28, 2010, there were 68,019,379 shares (78,864 which have not been issued due to technical reasons) and 67,990,662 shares outstanding, respectively.

Stock Options and Warrants

The Company charged $161,874 and $330,800 of stock based compensation during three month periods ended August 31, 2010 and 2009, respectively. Stock based compensation is included in general and administrative expense.

Effective May 11, 2010, the Company’s Board of Directors approved the issuance of 500,000 options to acquire shares of the Company’s common stock exercisable at a price of $0.50 per share and a fair value of $0.06 per share with an expiration date of December 31, 2011, to the Company’s Chief Financial Officer. These shares vest on December 1, 2011 and the fair value of $30,600 is being realized over the requisite service period and included in general and administrative expense.

The following assumptions were used for the options granted during the three month period ended May 31, 2010, and for the fiscal year ended February 28, 2010:

	May 31, 2010	February 28, 2010
Expected option life (in years)	1.5	1 to 5
Expected annual volatility over option life	175%	87% to 214%
Risk-free interest rate	0.9%	0.3% to 3.8%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%

The activity for options during the three month period ended May 31, 2010, is summarized in the following tables:

Non-Incentive Stock Options, May 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	7,854,166	$1.13
Granted	500,000	$0.50
Exercised	-	$-
Forfeited or expired	(2,045,833)	$1.01
Outstanding at May 31, 2010	6,308,333	$1.12	4.38	$-
Exercisable at May 31, 2010	5,808,333	$1.17	4.62	$-

Incentive Stock Option Shares, May 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	115,000	$0.81
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at May 31, 2010	115,000	$0.81	4.18	$-
Exercisable at May 31, 2010	115,000	$0.81	4.18	$-

Fixed-Price Stock Options and Warrants, May 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	4,300,000	$0.52
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at May 31, 2010	4,300,000	$0.52	1.46	$-
Exercisable at May 31, 2010	4,300,000	$0.52	1.46	$-

The following table summarizes the nonvested options and warrants outstanding at May 31, 2010:

	Non-incentive stock options		Incentive stock options		Fixed-price stock options and warrants
Nonvested shares	Number of shares	Weighted-average grant date fair value	Number of shares	Weighted-average grant date fair value	Number of shares	Weighted-average grant date fair value
Nonvested at February 28, 2010	1,893,749	$1.01	-	$-	-	$-
Granted	500,000	$0.50	-	$-	-	$-
Vested	(143,750)	$1.01	-	$-	-	$-
Forfeited	(1,749,999)	$1.01	-	$-	-	$-
Nonvested at May 31, 2010	500,000	$0.50	-	$-	-	$-

The following table summarizes the options and warrants outstanding at May 31, 2010:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$.20 to $0.74	1.60	4,250,000	3,750,000	$0.33	$-
$.75 to $1.50	4.61	5,923,333	5,923,333	$1.17	$-
$.51 to $2.50	0.47	550,000	550,000	$2.00	$-
Total	3.21	10,723,333	10,223,333	$0.88	$-

The total estimated unrecognized compensation cost from unvested stock options as of May 31, 2010, was $28,989, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 7 – Fair Value Measurements

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

The following is a listing of the Company’s financial liabilities measured on a recurring basis and where it is classified within the hierarchy as of May 31, 2010:

	Fair value measurements using:
Liabilities at fair values:	Total	Level 1	Level 2	Level 3
Derivative liability – Series B Preferred Stock	320,000	-	-	320,000

There were no nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at May 31, 2010.

The following is a listing of the Company’s assets and liabilities that are measured at fair value and where they are classified within the hierarchy as of February 28, 2010:

	Fair value measurements using:
	Total	Level 1	Level 2	Level 3
Assets:
Oil and gas properties (a)	1,206,366	-	-	1,206,366
Materials inventory (a)	149,615	-	149,615	-
Liabilities:
Derivative - Series B Preferred (b)	320,000	-	-	320,000
                          _______________________
(a)	This represents a nonfinancial asset that is measured at fair value on a nonrecurring basis.
(b)	This represents a financial liability that is measured at fair value on a recurring basis.

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

Unproved oil and gas property will be evaluated for impairment when the Company determines that either the property will not be developed or the carrying value will not be realized. The Company will use Level 3 inputs based on management’s internal assessment of the valuation based on current market conditions, which include observable and unobservable inputs. Of the $5,422,461of unproved property, $1,206,366 was measured at fair value using Level 3 inputs at February 28, 2010. There were no unproved properties measured at fair value at May 31, 2010.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory. The Company’s entire materials inventory was measured at fair value using Level 3 inputs at February 28, 2010. There were no materials inventory measured at fair value at May 31, 2010.

Asset Retirement Obligations

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410. The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value at May 31, 2010.

Financial and non-financial assets and liabilities remeasured each reporting period;

Conversion Feature Embedded in the Series B Preferred Stock

The estimated fair values of the derivative liabilities embedded within the Series B preferred shares were determined at each reporting period using a monte carlo option pricing model with Level 3 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of May 31, 2010.

	Fair value measurements using:
Liabilities at fair values:	Total	Level 1	Level 2	Level 3

February 28, 2010 - Derivative liability	480,000	-	-	480,000
Decrease in derivative liability	(160,000)	-	-	(160,000)
Transfers in(out) of Level 3	-	-	-	-
May 31, 2010 - Derivative liability	320,000	-	-	320,000

 The fair values of the embedded derivative liabilities for the Series B preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
May 31, 2010	119% to 226%	0%	1 to 7 yrs	10%	$0.65	$ 0.12

There were no non-financial assets or liabilities at May 31, 2010, that required remeasurement each reporting period.

Note 8 – Commitments

The Company, along with the other working interest owners at the property located at the Slaterdome field have agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 are recovered and $0.25 thereafter. At the end of each of the first four years beginning June 3, 2005, if the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall or charge an annual shortfall fee to make up the difference. This obligation ended on May 31, 2010, which resulted in a final shortfall payment of approximately $300,000.

Operating Leases

For the three month period ended May 31, 2010 and 2009, month-to-month office facilities rental payments charged to expense were approximately $9,565 and $8,000, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were approximately $26,050 as of May 31, 2010.

As of May 31, 2010, the Company does not have any office facility leases in effect for 2013 and beyond.

Note 9 - Related Parties

 The Company paid $0 and $8,000 during the three month period ended May 31, 2010 and 2009, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former president and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

The Company paid a corporation controlled by one of the former directors and a shareholder $0 and $9,375 for geological consulting during the three month period ended May 31, 2010 and 2009, respectively.

See also Note 4 – Notes payable, Note 6 – Stockholders’ equity and Note 8 - Commitments

Note 10 - Legal Proceedings

Slaterdome Gas, Inc. Litigation

On or about July 20, 2010, the Company brought an action (the “Slaterdome Complaint”) for breach of contract, unjust enrichment and foreclosure of contractual liens against Slaterdome Gas, Inc. to recover unpaid debts in connection with an Operating Agreement that the Company and Slaterdome Gas, Inc. are parties to covering certain lands in Moffat County, Colorado and Carbon County, Wyoming (District Court, Moffat County, Colorado 2010CV65).  The Company is seeking to recover damages in an amount to be proven at trial and for the foreclosure of a contractual lien on certain property owned by Slaterdome Gas, Inc.  On November 7, 2010, Slaterdome Gas, Inc. filed an answer and counterclaim against the Company asserting various defenses to the Slaterdome Complaint and asserts a claim for specific performance for the assignment of certain oil and gas rights on certain lands in Moffat County, Colorado and Carbon County, Wyoming and to quiet title to such oil and gas rights.  As of the date of this Interim Report, the outcome of this matter cannot be determined.

Note 11 – Business Segment Information

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the three month period ended May 31, 2010 and 2009, is presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated
May 31, 2010:
Revenues	$34,280	$359,319	$393,599
Income (loss) before taxes	$(252,667)	$360,026	$107,359
Total assets	$6,134,563	$2,017,096	$8,151,659
Property additions	$32,487	$-	$32,487
Other income (expense)	$160,826	$-	$160,826
Depreciation, depletion and amortization	$33,372	$32,623	$65,995

	Oil & Gas	Gas Gathering	Consolidated
May 31, 2009:
Revenues	$87,822	$37,832	$125,654
Income (loss) before taxes	$(1,830,212)	$(9,203)	$(1,839,415)
Total assets	$14,143,217	$2,195,333	$16,338,550
Property additions	$19,175	$-	$19,175
Other income (expense)	$(847,302)	$-	$(847,302)
Depreciation, depletion and amortization	$161,603	$32,623	$194,226

Note 12 - Subsequent Events

Pursuant to the Purchase and Sale Agreement with Carrizo on June 4, 2010, Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing (the “Drilling Period”) on the sale of the interest in the Leases and carry the Company for a 33 1/3 percent working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement).  In the event that Carrizo fails to commence the drilling of the three Carry Wells during the Drilling Period, the Leases (except for 640 acre tracts) shall be reassigned back to the Company.

In addition, if Carrizo commences drilling three Carry Wells before the end of the Drilling Period, the Company has the option to re-acquire an undivided 1/3 working interest in the Leases.  To reacquire the 1/3 working  interest in the Leases, the Company shall pay 1/3 of to the total amount Carrizo paid to the Company to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

On February 16, 2011, New Frontier Energy, Inc. (“NFE”) entered into a binding memorandum of understanding (MOU) with Emerald Oil and Gas, NL (“Emerald”) an Australian listed company (ASX: EMR) which provides for the following:

NFE will sell to Emerald the following assets (the “Assets”):

•	NFE’s leasehold interests located within Routt and Moffat counties, Colorado and Carbon and Sweetwater Counties, Wyoming,
•	any equipment or property used in connection with any oil and gas operations related to the assigned leases,
•	NFE’s limited partnership and general partnership interest in Slater Dome Gathering, LLLP,
•	NFE’s rights and claims under that certain Participation Agreement (as amended) between NFE and Entek GRB, LLC (Entek) dated on or about August 10, 2009,
•	NFE’s claims against Slaterdome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and
•	NFE’s claims against Slaterdome Gas, Inc. pursuant to case file number CV-10-202 filed in the District Court in Carbon County, Wyoming.

In addition, Emerald will assume all liabilities associated with the Assets except for environmental liabilities arising from the period prior to Closing Date.

The purchase price is USD 15,000,000 (Fifteen Million US Dollars) comprising of (i) AUD 5,000,000 (Five Million Australian Dollars) worth of free trading Emerald ordinary shares and (ii) the balance payable in cash in US dollars at Closing.  Further, New Frontier has received certain undertakings relative to liquidity and value with respect to the shares of Emerald it will receive as part of the purchase price.

Conditions to closing include (i) the completion of due diligence by Emerald within 45 days of the MOU execution Date, (ii) Emerald shareholder approval of the transaction within 45 days of the MOU execution date; and (iii) Emerald’s completion of a capital raise within 50 days of the MOU execution date on terms acceptable to it, among others.

Management believes that the terms described herein are the relevant material terms of the MOU, however, there may be other terms and conditions in the MOU that other persons would consider material. Further disclosures will be forthcoming as and if necessary as negotiations and due diligence progress.

Due to the nature of the conditions to closing, it is not possible at this time to determine the likelihood that the transaction contemplated in the MOU will be concluded.

On March 1, 2011, the Board of Directors approved the payment of a cash award of $1,581,000 to the Chairman and CEO.  The award provided for a clawback of up to $500,000 within a six-month period following the grant should a majority of the independent members of the Board of Directors determine that either the CEO has not performed in his role as CEO to the expectations of the voting board members or the Company requires such funds in order to maintain a prudent cash reserve level. The return of such funds will be payable within 10 business days from the date of the request.

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

On September 1, 2010, NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana (“Project Area”).

Item 2. Management's Discussion and Analysis or Plan of Operation.

 References to the “Company,” “us” or “we” refer to New Frontier Energy, Inc., a Colorado Corporation.

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

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control.  The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and the following:

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

We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including our 10-K for the year ended February 28, 2010, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2010.

Overview

We are an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. Our operations are conducted entirely in the continental United States, principally in the Green River Basin (“GRB”) in Colorado and Wyoming and the Denver Julesburg Basin (“DJ Basin”) in Colorado.

We use a variety of financial and operational measurements to analyze our operating performance. These measurements include: (i) production levels, trends and prices,(ii) operating expenses and general and administrative expenses and (iii) operating cash flow. These measurements are to be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

The Participation Agreement

On August 10, 2009, the we entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets for $1.0 million and spend up to an additional $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of our interest in the Underlying Leases and certain other assets, including our partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). We also created an area of mutual interest (the “Area of Mutual Interest”) with Entek in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by us and we shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest by Entek.

Pursuant to the terms and conditions of the Participation Agreement, Entek had the right, after agreeing to proceed with Phase II (as defined in the Participation Agreement) of the Participation Agreement, to elect to become the operator of the Focus Ranch Unit and the Slaterdome Field.  Entek made this election and effective May 1, 2010, we filed an assignment with the appropriate regulatory agencies naming Entek as operator of the Focus Ranch Unit and the Slaterdome Field.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas and crude oil prices have historically been volatile and may be expected to fluctuate widely in the future. Sustained periods of low prices for natural gas and crude oil could materially and adversely affect our financial position, results of operations, and quantities of oil and gas that can be economically produced.

Based on the information made available to the Company by the operator, as of May 31, 2010 and 2009, there were no recoverable reserves from our wells in GRB based upon the information made available to the Company and current economic conditions, which primarily relate to the price of natural gas. There are no wells or operations within the DJ Basin.

Recent developments

On June 4, 2010, we entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell our interest in certain oil and gas leases (the “Leases”) in the DJ Basin in Weld and Morgan Counties, Colorado. We received proceeds of approximately $5.0 million (net of related deal expenses) from the sale of the interest in the Leases.

Pursuant to the Purchase and Sale Agreement, Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing (the “Drilling Period”) on the sale of the interest in the Leases and carry us for a 33 1/3% working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement).  In the event that Carrizo fails to commence the drilling of the three Carry Wells during the Drilling Period, the Leases (except for a 640 acre tract) shall be reassigned back to us.

If Carrizo commences drilling three Carry Wells before the end of the Drilling Period, we have the option to re-acquire an undivided 1/3 working interest in the Leases.  To reacquire the 1/3 working  interest in the Leases, we shall pay 1/3 of to the total amount Carrizo paid to us to acquire the interest in the Leases, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

We also entered into an AMI Agreement with Carrizo, whereby both parties agreed to create an area of mutual interest in all governmental sections within which we own Leases as of June 4, 2010 (subject to certain exclusions) (the “AMI Territory”) and whereby each party granted the other party the option to acquire its proportionate interest, (33 1/3 in our case and 66 2/3 in the case of Carrizo) in any oil and gas leases and other interests within the AMI Territory.

As of May 31, 2010, there have been no wells drilled within this area and there are no proved reserves.

On September 1, 2010, we entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby we will participate as a ten percent working interest owner in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana (Project Area”). Upon execution of the Agreement, we made an initial payment of approximately $680,000 to Yuma.

Results of Operation

The following tables reflect the components of our sales volumes, sales prices, operating revenue, costs and expenses for the three month period ended May 31, 2010 and 2009.

	Three month period
	ended May 31,
	2010	2009	$ Chg	% Chg
Sales volumes:
Natural gas sales (Mcf)	9,007	34,700	(25,693)	(74%)
Natural gas per day (Mcf/D)	98	377	(279)	(74%)

Average realized price ($Mcfe)	$3.81	$2.53	$1.28	50%

	Three month period
	ended May 31,
	2010	2009	$ Chg	% Chg
Net Sales:
Oil and gas sales	$34,280	$87,822	$(53,542)	(61%)
Gas gathering income	$359,319	$37,832	$321,487	850%

Operating Expenses ($/Mcfe)
Exploration costs, including dry holes	$-	$63,786	$(63,786)	(100%)
Lease operating expenses	$13,751	$188,228	$(174,477)	(93%)
Cost of gas gathering	$-	$651	$(651)	(100%)
General and administrative	$316,320	$670,876	$(354,556)	(53%)
Impairment expense	$51,000	$-	$51,000	100%
Depreciation, depletion and amortization	$65,995	$194,226	$(128,231)	(66%)
Other income (expense)	$160,826	$(847,302)	$1,008,128	119%
Noncontrolling interest	$35,080	$6,915	$28,165	407%
Preferred stock dividends	$58,730	$177,571	$(118,841)	(67%)

Oil and Gas Sales

Our oil and gas sales decreased $53,542 or 61% to $34,280 during the three month period ended May 31, 2010, compared to oil and gas sales of $87,822 during the three month period ended May 31, 2009. The decrease in oil and gas sales is primarily attributable to decreased sales volumes from Slaterdome Field. The decreased volumes were offset by higher natural gas prices. Our sales volumes were 9,007 Mcf (98 Mcf per day) during the three month period ended May 31, 2010, compared to 34,700 Mcf (377 Mcf per day) during the three month period ended May 31, 2009, a decrease of 25,693 Mcf (279 Mcf per day) or 74%. The average sales price of natural gas sales for the three month period ended May 31, 2010, was $3.81 per Mcf compared to $2.53 per Mcf for the three month period ended May 31, 2010, an increase of $1.28 per Mcf or 50%. The decrease in volumes is principally related to several wells being shut-in and sharp production declines in all of the other wells. The increase in the price of natural gas is a function of the general market conditions for natural gas.

Gas Gathering Income.

During the three month period ended May 31, 2010, SDG’s gathering fees from the Gas Gathering Pipeline were $359,319, an increase of $321,487 or 850% as compared to the three month period ended May 31, 2009, which generated gathering fees of $37,832. This increase is primarily the result of the Participation Agreement with Entek. The gas gathering fees are included as Qualifying Development Expenses (as defined in the Participation Agreement) that Entek is carrying us in order to earn up to a maximum of 55% of our working interest. Prior to the Participation Agreement, these fees eliminated in consolidation, however, due to the Participation Agreement these charges are no longer eliminated upon consolidation.  The gathering fee income generated prior to the execution of the Participation Agreement is related to our other working interest partner in the Slaterdome Field.

Exploration Costs.

There were no exploration costs during the three month period ended May 31, 2010, as compared to $63,786 during the three month period ended May 31, 2009.  Exploration costs were made up of delay rentals paid during the period. Under the Participation agreement Entek will carry us on all geologic and geophysical costs, whereas, we participate and pays our pro-rata share of any delay rentals.

Lease Operating Expense.

Lease operating expenses were $13,751 during the three month period ended May 31, 2010, as compared to $188,228 during the three month period ended May 31, 2009, a decrease of $174,477 or 93%. The decrease in lease operating expenses is primarily due to the Participation Agreement, where Entek will expend up to $12.5 million on all Qualified Development Expenses (as defined in the Participation Agreement), which include lease operating expenses.

Gas Gathering Costs.

Gas gathering costs are related to the gathering system owned and operated by SDG. The gathering system services the Slaterdome Field and due to the decreased activity in this field there were no gathering costs during the three month period ended May 31, 2010, and only $651 of gathering costs during the three month period ended May 31, 2009.

General and Administrative Expense.

Our general and administrative expenses decreased $354,556 or 53% to $316,320 during the three month period ended May 31, 2010, compared to $670,876 during the three month period ended May 31, 2009. Our general and administrative expenses include both cash and non-cash charges. The decrease can be primarily attributed to non-cash charges, which decreased $168,926 or 51%, along with an additional decrease in cash charges of $185,630 or 55% compared to the prior year. The major components of the non-cash and cash charges are as follows.

Our non-cash charges included in general and administrative expense include stock-based compensation and a one-time charge for directors fees related to an exchange of stock options for a note payable on December 31, 2010. We recorded $161,874 of stock-based compensation during the three month period ended May 31, 2010, compared to $330,800 during the three month period ended May 31, 2009, a decrease of $168,926 or 51%. We charged $50,000 to directors fees due to one of our directors electing to convert certain stock options for a $50,000 note payable.

Cash general and administrative costs decreased $185,630 during the three month period ended May 31, 2010, compared to the three month period ended May 31, 2009. The major components of our cash general and administrative expenses include professional fees, consulting fees, employee compensation and general office expense. This decrease can be primarily attributed to the Participation Agreement that we entered into with Entek in August 2009. As part of this agreement a portion of certain general and administrative costs were included in the costs that were carried and reimbursed to the Company. During the three month period ended May 31, 2010, approximately $192,000 of general and administrative costs were reimbursed. There were no costs reimbursed in the prior year.

The remaining decrease can be attributed to employee compensation and general office expense. Employee compensation decreased due to the change in the Company’s CEO and CFO. The former CFO resigned in August 2009, and the CFO position was filled in with contract CFO’s, whose costs are included in consulting fees. In November 2009, the former CEO resigned. The new CEO did not receive a cash salary during the three month period ended May 31, 2010. In addition, on May 7, 2010, we assigned the operator status to Entek upon which occurrence four of our employees resigned and joined Entek to assist with the transition and future operations.

Impairment Expense.

We recorded $51,000 of impairment expense during the three month period ended May 31, 2010. This expense was related to our Steamboat Property (asset held for sale), which is recorded at fair value less the costs to sell. There was no impairment expense recorded in the prior year during the same period.

Depreciation, Depletion and Amortization Expense.

Depreciation, depletion and amortization decreased $128,231 or 66% to $65,995 during the three month period ended May 31, 2010, compared to $194,226 during the three month period ended May 31, 2009. We do not have any proved reserves, therefore our producing properties were all impaired and we did not record any depletion expense during the three month period ended May 31, 2010, and we only recorded depreciation and amortization expense related to our gathering facilities.

Other Income (Expense).

Other income (expense) includes the change in fair value of financial derivative instruments, interest income and interest expense. Other income (expense) increased $1,008,128 or 119% during the three month period ended May 31, 2010, compared to the three month period ended May 31, 2009. The primary reason for this increase is related to the adoption of EITF 07-05: Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”) on March 1, 2009. Upon its effectiveness, contracts (warrants, conversion features in debt, etc) that embody or embodied full-ratchet or reset provisions (that is, the strike, exercise or conversion prices adjust to pricing in subsequent sales or issuances of the Company’s common stock) no longer meet the definition of Indexed to a Company’s Own Stock and, accordingly, do not meet the exemptions for equity classification provided in ASC 815 Derivatives and Hedging (“ASC 815”). The Series B and Series C Preferred stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the embedded conversion feature to be bifurcated and presented separately as a liability on the balance sheet. The adoption of EITF 07-05 represented a change in accounting principle, as such the Company recorded a onetime adjustment to beginning accumulated deficit and additional paid in capital of $35,170,000. These financial instruments are re-valued each reporting period, with the changes in the fair value recorded in earnings. During the three month period ended May 31, 2010, we recorded a gain of $160,000 related to the change in the fair value of the derivative financial instruments, compared to recording a loss of $830,000 during the three month period ended May 31, 2009.

Interest expense, net of interest income increased slightly during the three month period ended May 31, 2010, to $21,372 compared to $17,302 during the same period in the prior year. This represented a decrease of $4,070 or 24%. This is a result of less interest income earned on cash balances on hand.

Noncontrolling Interest.

The noncontrolling interest related to the consolidated subsidiary, SDG, Inc., was $35,080, representing an increase of $28,165 or 407%, compared to $6,915 during the same period in the prior year. This fluctuation relates to the change in activity in SDG for the respective periods, such fluctuation is considered normal in the ordinary course of business. Distributions of approximately $74,000 were made in fiscal year 2009, while there were no distributions made in the fiscal year ended 2010.

Preferred Stock.

We charged dividends on the Series B Convertible Preferred Stock in the amount of $58,730 and $41,461 during the three month period ended May 31, 2010 and 2009, respectively, against net income (loss) attributable to common shares. We charged dividends on the Series C Preferred Stock of $0 and $136,110, respectively against net income (loss) attributable to common shares during the three month period ended May 31, 2010 and 2009, respectively. The decrease in dividends is primarily the result of conversions of outstanding shares of the Series C Preferred Stock on December 1, 2009.

  Liquidity and Capital Resources

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

We expect that working capital requirements will be funded through a combination of our existing funds, asset sales, cash flow from operations, and issuance of equity and debt securities.  Management believes that current cash balances will be sufficient to fund our capital and liquidity needs until at least February 28, 2012.

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

	May 31, 2010	May 31, 2009	Increase (Decrease)
Net cash used in operating activities	$(437,342)	$(324,476)	$(112,866) or (35%)
Net cash used in investing activities	$(32,487)	$(19,175)	$(13,312) or (69%)
Net cash used in financing activities	$(6,608)	$(2,418)	$(4,190) or (173%)

Cash Flow from Operating Activities

Cash used in operating activities decreased 112,866 or 35% to $437,342 during the three month period ended May 31, 2010, compared to $324,476 used during the three month period ended May 31, 2009. This is primarily the result of paying down the Company’s trade accounts payable and decreased revenues from oil and gas production. This decrease was offset by increased revenues from gathering activities, which are primarily the result of the annual shortfall fee (discussed in Note 8 – Commitments and also under Gas Gathering Income above), the Participation Agreement and lower lease operating expense.

Our sales volumes decreased 279 Mcf per day to 98 Mcf per day compared to 377 Mcf per day during the same period in the prior year. This decrease was slightly offset by higher realized prices per Mcf, which increased $1.28 to $3.81 compared to $2.53 per Mcf realized in the prior year. The decrease in sales volumes is due to a steep decline in production and fewer producing wells.

Capital Expenditures

During the three month period ended May 31, 2010, we used $32,487 for investing activities compared to net cash used in investing activities of $19,175 during the three month period ended May 31, 2009, an increase of $13,312 or 69%. This increase is due to increased lease acquisition activity in this period compared to the same period in the previous year.

Financing Activities

Financing activities used cash of $6,608, an increase of $4,190 or 173% compared to $2,418 of net cash used in financing activities during the same period in the previous year. One of our shareholders converted their Series B Preferred Stock into common shares and received a dividend check for $6,608, compared to the previous year, where there were no dividend checks written and only a payment made on one of our notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of May 31, 2010.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

The following sets forth information with respect to our contractual obligations as of May 31, 2010.

	FY 2011	FY 2012	Thereafter	Total
Notes payable (1)	$836,563	$50,000	$-	$886,563
Office and lease equipment	$9,194	$16,765	$1,405	$27,363
Total	$845,757	$66,765	$1,405	$913,926

(1)
Includes the balance due on the New Steamboat Mortgage.  At May 31, 2010, the balance of the New Steamboat Mortgage was $635,000. The Company paid off the outstanding balance on the Steamboat Mortgage of $633,962 ($1,058 of prepaid interest was refunded and credited against the principal balance of $635,000). Also includes the balance on the NRGG note payable of $201,563 and a note payable to an affiliate (director) of $50,000.

Critical Accounting Policies and Estimates.

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, and to the footnote disclosures included in Part I, Item 1 of this report.

Accounting Standards Update

Please see Note 2 - Basis of Presentation and Significant Accounting Policies under the heading Accounting Standards Update.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by New Frontier Energy, Inc., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings in which the Company has been involved with during the current fiscal year, see the Company’s Form 10-K for the fiscal year ended February 28, 2010 filed with the Commission on December 7, 2010.

Item 1A.  Risk Factors

Not Applicable.

Item 2.nregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters of a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

None.

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

New Frontier Energy, Inc.

Date: March 4, 2011	By:	/s/ Samyak Veera
Samyak Veera, President and Chief Executive Officer

Date: March 4, 2011	By:	/s/ Tristan R. Farel
Tristan R. Farel, Chief Financial Officer