Form 10-Q
period 2010-08-31
NEW FRONTIER ENERGY INC
filed 2011-03-07
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Submission of Matters of a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits	28

SIGNATURES		29

EXHIBITS

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$4,704,747	$850,202
Accounts receivable - trade, net of allowance for doubtful accounts of $958,429
and $835,132, as of August 31, 2010, and February 28, 2010, respectively	722,824	909,268
Subcription Receivable	-	20,401
Prepaid expenses	-	69,151
Inventory	149,615	149,615
Total current assets	5,577,186	1,998,637

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $652,460 and $587,214 as of August 31, 2010, and February 28, 2010, respectively.	1,947,703	2,012,949
Unproved oil and gas properties, net of accumulated depletion, depreciation & amortization of $1,901,036 and $1,780,486 as of August 31, 2010, and February 28, 2010,
respectively	3,020,204	3,064,345
Other property and equipment, net of accumulated depreciation of $173,366 and
$226,401 as of August 31, 2010 and February 28, 2010, respectively	123,990	105,871
	5,091,897	5,183,165
OTHER ASSETS
Unproved oil and gas properties held for sale	-	577,629
Other property and equipment held for sale, net of accumulated depreciation
of $115,914 as of August 31, 2010, and February 28, 2010, respectively	800,890	851,890
Deposits	163,588	163,288
Total other assets	964,478	1,592,807

Total Assets	$11,633,561	$8,774,609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,212,846	$1,613,114
Notes payable, current portion	201,563	836,563
Notes payable - affiliate	50,000	-
Dividends payable	1,138,889	1,030,565
Total current liabilities	2,603,298	3,480,242

LONG TERM LIABILITIES
Derivative liability	550,000	480,000
Contingent liability - deferred gain	1,856,766	-
Asset retirement obligation	80,898	77,000
Total long term liabilities	2,487,664	557,000

Total liabilities	5,090,962	4,037,242

Commitements and contingencies (Notes 3 and 8)

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized, none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized, 18,798 and 18,949 issued and as of August 31, 2010, and February 28, 2010, respectively, aggregate
liquidation preference of $1,879,800	18	19
Series C Convertible, 230,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 68,029,379 and
67,990,662 shares issued and outstanding as of August 31, 2010 and
February 28, 2010, respectively	68,029	67,991
Additional paid in capital	26,114,480	26,001,033
Accumulated deficit	(20,141,063)	(21,758,475)
Total New Frontier Energy, Inc. stockholders' equity	6,041,464	4,310,568
Noncontrolling interest	501,135	426,799
Total stockholders' equity	6,542,599	4,737,367

Total liabilities and stockholders' equity	$11,633,561	$8,774,609

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six month period ended		Three month period ended
	August 31,		August 31,
	2010	2009	2010	2009
Operating revenues:
Oil and gas sales	$65,930	$102,382	$31,650	$14,560
Gathering and operating income	394,502	87,939	35,183	50,107
Total oil and gas revenue	460,432	190,321	66,833	64,667

Operating expenses:
Exploration costs, including dry holes	335,743	72,283	335,743	8,497
Lease operating expenses	38,774	273,895	25,023	85,667
Cost of gas gathering	-	651	-	-
General and administrative	648,973	2,193,042	332,653	1,522,166
Impairment expense	51,000	809,721	-	809,721
Depreciation, depletion and amortization	169,073	301,791	103,078	107,565
Total operating expenses	1,243,563	3,651,383	796,497	2,533,616

Loss from operations	(783,131)	(3,461,062)	(729,664)	(2,468,949)

Other income (expense):
Change in fair value of derivative financial instruments	(70,000)	3,070,000	(230,000)	3,900,000
Other income	2,691,064	-	2,668,866	-
Interest expense, net	(28,796)	(26,803)	(7,424)	(9,501)
Other income, net	2,592,268	3,043,197	2,431,442	3,890,499

Income (loss) before income taxes and noncontrolling interest	1,809,137	(417,865)	1,701,778	1,421,550

Income taxes	-	-	-	-

Net income (loss) before noncontrolling interest	1,809,137	(417,865)	1,701,778	1,421,550

Net (income) attributable noncontrolling interest	(74,336)	(13,044)	(39,256)	(6,129)

Net income (loss)	1,734,801	(430,909)	1,662,522	1,415,421

Preferred stock dividends and distributions	(117,389)	(371,187)	(58,659)	(193,616)

Net income (loss) attributable to common shareholders	$1,617,412	$(802,096)	$1,603,863	$1,221,805

Net income (loss) per common share
Basic	$0.02	$(0.06)	$0.02	$0.09
Diluted	$0.02	$(0.06)	$0.02	$0.03

Weighted average shares outstanding
Basic	68,251,887	13,600,430	68,400,358	13,758,976
Diluted	73,076,887	13,600,430	73,220,358	38,503,481

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six month period ended
	August 31,
	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,809,137	$(417,865)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation, depletion and amortization	169,073	301,791
Bad debt expense	123,297	-
Impairment and abandonment of of oil and gas properties	51,000	809,721
Share-based compensation expenses, amortization and grants	163,485	1,476,762
Increase (decrease) in liability fair value from derivative liability	70,000	(3,070,000)
(Gain) Loss from sale of asset, net of deferred gain of $1.8 million	(2,679,053)	-
(Increase) decrease in assets:
Accounts receivable, trade	63,145	(383,651)
Subscription receivable	20,401	-
Prepaid expense	69,151	(77,946)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(400,268)	258,818
Other	(300)	-
Net cash used in operating activities	(540,932)	(1,102,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	3,226,185	-
Proceeds from Entek participation agreement	-	1,000,000
Purchase of property and equipment	(43,409)	(19,708)
Net cash provided by investing activities	3,182,776	980,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(635,000)	(200,898)
Contingent repurchase option	1,856,766	-
Preferred stock dividends paid	(9,065)	-
Distributions to minority interest holders in consolidated subsidiary	-	(45,991)
Net cash provided by (used in) financing activities	1,212,701	(246,889)

INCREASE (DECREASE) IN CASH	3,854,545	(368,967)

BEGINNING BALANCE	850,202	856,475

ENDING BALANCE	$4,704,747	$487,508

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$13,181

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$29	$2,063
Exchange of stock options for note payable	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

Note 1 – The Company and Business

The Company and Business

New Frontier Energy, Inc. (“NFEI” or the “Company”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin (“GRB”) in Colorado and Wyoming, the Denver Julesburg Basin (“DJ Basin”) in Colorado and in the Calcasieu and Jefferson Davis Parishes in Louisiana (“Amazon Prospect”).

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of August 31, 2010, the Company’s results of operations for the six month period ended August 31, 2010 and 2009, and cash flows for the six month period ended August 31, 2010 and 2009. Operating results for the six month period ended August 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011, because of the impact of fluctuations in prices received for natural gas and crude oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The August 31, 2010, unaudited condensed consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended August 31, and include the accounts of SDG as of and for the reporting periods ended June 30. SDG has a calendar fiscal year end of December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common shareholders:

	For the six month period ended August 31,		For the three month period ended August 31,
	2010	2009	2010	2009
Net income (loss) available to common shareholder’s – Basic	$1,617,412	$(802,096)	$1,603,863	$1,221,805
Plus: Preferred stock dividends	117,389	-	58,659	193,616
Net income (loss) available to common shareholder’s - Diluted	$1,734,801	$(802,096)	$1,662,522	$1,415,421
Basic weighted-average common shares outstanding	68,251,887	13,600,430	68,400,358	13,758,976
Add: dilutive effect of preferred stock	4,825,000	-	4,820,000	23,494,505
Add: dilutive effect of stock options and warrants	-	-	-	1,250,000
Diluted weighted average common shares outstanding	73,076,887	13,600,430	73,220,358	38,503,481
Basic net income (loss) per common share	$0.02	$(0.06)	$0.02	$0.09
Diluted net income (loss) per common share	$0.02	$(0.06)	$0.02	$0.03

Pursuant to the automatic conversion provision of the Series C Preferred Stock, on December 1, 2009, all 216,000 shares of Series C Preferred Stock outstanding converted into 34,099,265 common shares. In addition, during fiscal year ended February 28, 2010, the Company issued 2,056,500 shares of common stock to one of the Company’s Director’s as a structuring fee and 375,000 to its President and CEO as compensation and an additional 18,000,000 shares of common stock were sold to two accredited investors, which included an affiliate to the Company.

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

Accounting Standards Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance intended to improve disclosure requirements related to fair value measurements and disclosures. Specifically, this guidance requires disclosures about transfers in and out of Level 1 and 2 fair value measurements, activity in Level 3 fair value measurements (see Note 7 for Level 1, 2 and 3 definitions), greater disaggregation of the amounts on the condensed consolidated balance sheets that are subject to fair value measurements and additional disclosures about the valuation techniques and inputs used in fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for disclosure of Level 3 fair value measurement roll forward activity, which is effective for annual reporting periods beginning after December 15, 2010. This guidance was adopted in the first quarter of 2011 and had no impact on the condensed consolidated financial statements other than the additional disclosures.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting."  The amendments to the guidance on oil and gas accounting did not have an impact on the Company's financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 – Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

There were no significant acquisitions during the six month period ended August 31, 2009.

On September 1, 2010 (effective date of April 1, 2010), NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate as a ten percent working interest owner in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana.

Divestitures

On June 4, 2010, NFEI entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases (the “Leases”) in the DJ Basin in Weld and Morgan Counties, Colorado.

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

Pursuant to the Purchase and Sale Agreement, if Carrizo commences drilling three Carry Wells before the end of the Drilling Period, the Company has the option to repurchase an undivided one-third working interest in the Leases.  To repurchase the one-third working interest in the Leases, the Company shall pay one-third of the total amount Carrizo paid to the Company, plus one-third of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

In connection with the Purchase and Sale Agreement, the Company and Carrizo also entered into an AMI Agreement whereby the Company and Carrizo agreed to create an area of mutual interest in all governmental sections within which the Company owns Leases as of June 4, 2010 (subject to certain exclusions)(the “AMI Territory”). Pursuant to the AMI Agreement, the Company and Carrizo granted the other party the option acquire its proportionate interest, (33 1/3% in the case of the Company and 66 2/3% in the case of Carrizo) in any oil and gas leases and other interests in the AMI Territory.

The Company received an initial advance from the sale of the interest in the Leases of $5,519,989 and an additional $50,307 upon verification of certain Leases. The Company treated this transaction as a sale of a partial interest in an unproved property. Pursuant to ASC 470-40 Product Financing, when a transaction in which an entity sells inventory (oil and gas property in this case) and agrees to repurchase the inventory with a repurchase price equal to the original sales price, a financing arrangement exists. Therefore, the Company recorded a gain on sale to the extent that two-thirds of the proceeds ($3,713,531) are recognized as proceeds received. The remaining one-third ($1,856,766) was treated as a financing arrangement, resulting in $1,856,766 being reflected as a deferred gain on the unaudited condensed consolidated balance sheet and as a financing activity in the unaudited condensed consolidated statement of cash flows.

If this option is exercised, the Company will tender $1,856,766, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period to Carrizo in exchange for a 33 1/3 interest assignment in the Leases, which will satisfy the contingent liability. However, if the option expires unexercised, the Company will recognize an additional $1,856,766 as a gain on sale of unproved property.

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

In February 2010, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets as of August 31, 2010.

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

As of August 31, 2010, the accompanying unaudited condensed consolidated balance sheet includes approximately $801,000 in book value recorded as an asset held for sale, net of accumulated DD&A, impairment and selling costs. The above asset held for sale is for the Steamboat Property. The Company recorded an impairment related to this property in the amount of $51,000 during the six month period ended August 31, 2010. There were no assets held for sale during the six month period ended August 31, 2009, therefore there was no measurement for impairment. The Company began marketing this asset in the fourth quarter of fiscal year ended February 28, 2010. The Company determined that this asset does not qualify for discontinued operations accounting under ASC Topic 205.

Note 4 - Notes payable

Natural Resource Group Gathering Note Payable

Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Natural Resource Group Gathering, LLC (“NRGG”), whereby the Company increased its investment in Slater Dome Gathering, LLLP (“SDG”) by acquiring the general partner’s interest for $1,075,000 consisting of $268,750 in cash and executing a promissory note (the “Note”) in the amount of $806,250. The Note accrues interest at a rate of 2.5% per annum and is payable in quarterly installments of $201,562 plus interest. The terms of this note were modified on December 24, 2008, and subsequently on July 29, 2009, which extended the date and payment terms, whereby the then outstanding principal balance together with all accrued and unpaid interest will be due December 31, 2010. The Note may be prepaid at any time without penalty. At the option of the Company, quarterly payments may be deferred until the maturity date. The balance of this note payable at August 31, 2010, was $201,563. On December 31, 2010, Entek made a payment for the full amount on behalf of NFEI satisfying this debt as part of the Participation Agreement.

Paul G. Laird, the Company’s former President and CEO is a manager and owns 50% of the membership interest of NRGG.

Steamboat Property Note Payable

On June 15, 2007, the Company acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”). On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The New Steamboat Mortgage has a one year term due July 6, 2010, and accrues interest at the rate of prime plus 400 basis points with a floor of 10% and is collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 was prepaid. The Company had the option to prepay the New Steamboat Mortgage in full, or in part, without penalty with any the unamortized prepaid interest being returned to the Company.

In June 2010, the former President and CEO executed a Quit Claim Deed assigning title for the Steamboat Property back to the Company. Concurrently with the execution of the Quit Claim Deed, NFEI made a payment in full satisfaction of the Steamboat Mortgage.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

August 31,
2010
Beginning asset retirement obligation	$77,000
Liabilities incurred	-
Revisions to estimated future plugging liability	-
Accretion expense	3,898
Total Asset retirement obligation	$80,898

Note 6 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of August 31, 2010 and February 28, 2010. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

Series B Convertible Preferred Stock

The Series B Preferred Stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the fair value of these conversion features to be bifurcated and presented separately as a derivative liability on the balance sheet. The fair values of these financial instruments are remeasured each quarter with the change being reflected in the unaudited condensed consolidated statements of operations as a “Change in fair value of derivative financial instruments” (see Note 7 – Fair Value Measurements).

In March 2010, the company issued an aggregate 28,717 shares of common stock pursuant to conversion of 112 shares of Series B Preferred Stock.

In July 2010, the company issued an aggregate 10,000 shares of common stock pursuant to conversion of 39 shares of Series B Preferred Stock.

As of August 31, 2010, and February 28, 2010, there were 18,798 and 18,949 shares of Series B Preferred Stock issued and outstanding. During the six month period ended August 31, 2010, dividends of $117,389 were accrued and $9,065 cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,138,889 as of August 31, 2010.

Series C Convertible Preferred Stock

Effective December 1, 2009, pursuant to the automatic conversion provision, the then outstanding 216,000 shares of Series C preferred stock and the associated accumulated dividends were converted into an aggregate 34,099,265 shares of common stock.

As of August 31, 2010 and February 28, 2010, there were no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The authorized common stock of the Company consists of 500,000,000 common shares with a par value of $0.001. The holders of the common shares are entitled to one vote for each share of common stock. As of August 31, 2010 and February 28, 2010, there were 68,029,379 shares (78,864 which have not been issued due to technical reasons) and 67,990,662 outstanding, respectively.

Stock Options and Warrants

The Company charged $163,485 and $1,611 of stock based compensation during the six and three month periods ended August 31, 2010, respectively, and charged $1,476,762 and $1,145,962 during the six and three month periods ended August 31, 2009, respectively. Stock based compensation is included in general and administrative expense.

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

The following assumptions were used for the options granted during the six month period ended August 31, 2010, and for the fiscal year ended February 28, 2010:

	August 31, 2010	February 28, 2010
Expected option life (in years)	1.50	1 to 5
Expected annual volatility over option life	175%	87% to 214%
Risk-free interest rate	0.9%	0.3% to 3.8%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%

The activity for options during the six month period ended August 31, 2010, is summarized in the following tables:

Non-Incentive Stock Options, August 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	7,854,166	$1.13
Granted	500,000	$0.50
Exercised	-	$-
Forfeited or expired	(2,045,833)	$1.01
Outstanding at August 31, 2010	6,308,333	$1.12	4.13	$-
Exercisable at August 31, 2010	5,808,333	$1.17	4.37	$-

Incentive Stock Option Shares, August 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	115,000	$0.81
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(115,000)	$(0.81)
Outstanding at August 31, 2010	-	$-	-	$-
Exercisable at August 31, 2010	-	$-	-	$-

Fixed-Price Stock Options and Warrants, August 31, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	4,300,000	$0.52
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at August 31, 2010	4,300,000	$0.52	1.20	$-
Exercisable at August 31, 2010	4,300,000	$0.52	1.20	$-

The following table summarizes the options and warrants outstanding at August 31, 2010:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.20 to $0.74	1.35	4,250,000	3,750,000	$0.33	$-
$0.75 to $1.50	4.37	5,808,333	5,808,333	$1.17	$-
$1.51 to $2.50	0.21	550,000	550,000	$2.00	$-
Total	2.94	10,608,333	10,108,333	$0.88	$-

The total estimated unrecognized compensation cost from unvested stock options as of August 31, 2010, was $27,378, which is expected to be recognized over a weighted average period of approximately 1.25 years.

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

The following is a listing of the Company’s financial liabilities measured on a recurring basis and where it is classified within the hierarchy as of August 31, 2010:

	Fair value measurements using:
Liabilities at fair values:	Total	Level 1	Level 2	Level 3
Derivative liability – Series B Preferred Stock	550,000	-	-	550,000

There were no nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at August 31, 2010.

The following is a listing of the Company’s assets and liabilities that are measured at fair value and where they are classified within the hierarchy as of February 28, 2010:

	Fair value measurements using:
	Total	Level 1	Level 2	Level 3
Assets:
Oil and gas properties (a)	1,206,366	-	-	1,206,366
Materials inventory (a)	149,615	-	149,615	-
Liabilities:
Derivative - Series B Preferred (b)	480,000	-	-	480,000
                          ___________________________
(a)	This represents a nonfinancial asset that is measured at fair value on a nonrecurring basis.
(b)	This represents a financial liability that is measured at fair value on a recurring basis.

Proved Oil and Gas Properties

Proved oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of the expected undiscounted future cash flows is less than net book value pursuant to ASC Topic 360. The Company will use Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management based on current market conditions which includes the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The Company currently has no proved oil and gas property at August 31, 2010 and 2009.

Unproved oil and gas property will be evaluated for impairment when the Company determines that either the property will not be developed or the carrying value is will not be realized. The Company will use Level 3 inputs based on management’s internal assessment of the valuation based on current market conditions, which include observable and unobservable inputs. Of the $5,422,461of unproved property, $1,206,366 was measured at fair value using Level 3 inputs at February 28, 2010. There were no unproved properties measured at fair value at August 31, 2010.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory. The Company’s entire materials inventory was measured at fair value using Level 2 inputs at February 28, 2010. There were no materials inventory measured at fair value at August 31, 2010.

Asset Retirement Obligations

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410. The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value at August 31, 2010.

Conversion Feature Embedded in the Series B Preferred Stock

The estimated fair values of the derivative liabilities embedded within the Series B preferred shares were determined at each reporting period using a monte carlo option pricing model with Level 3 inputs.

The Company had no Level 1 or Level 2 financial assets or liabilities that were measured at fair value on a recurring basis as of August 31, 2010. The following table reflects the Level 3 activity for the conversion feature measured at fair value on a recurring basis for the three and six month periods ended August 31, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,
	2010	2009	2010	2009
Beginning balance	$320,000	$4,570,000	$480,000	$3,740,000
Net increase (decrease) in liability	230,000	(3,900,000)	70,000	(3,070,000)
Transfers in (out) of Level 3	-	-	-	-
Ending balance	$550,000	$670,000	$550,000	$670,000

The fair values of the embedded derivative liabilities for the Series B preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
August 31, 2010	119% to 226%	0%	1 to 7 yrs	10%	$0.65	$ 0.12

Note 8 – Commitments

The Company, along with the other working interest owners at the property located at the Slaterdome field agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 were recovered and $0.25 thereafter. At the end of each of the first four years beginning June 3, 2005, if the total gathering revenue for the preceding year is less than two-thirds of the construction costs divided by five, SDG may increase the gathering fee for the year immediately following the year in which the shortfall occurs by the dollar amount per MMBtu necessary to make up the monetary equivalent of the annual shortfall or charge an annual shortfall fee to make up the difference. This obligation ended on May 31, 2010, which resulted in a final shortfall payment of approximately $300,000.

Operating Leases

For the six month period ended August 31, 2010 and 2009, month-to-month office facilities rental payments charged to expense were approximately $19,501 and $16,000, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were approximately $23,423 as of August 31, 2010.

As of August 31, 2010, the Company does not have any office facility leases in effect for 2013 and beyond.

Note 9 - Related Parties

 The Company paid $0 and $16,000 during the six month period ended August 31, 2010 and 2009, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former President and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

The Company paid a corporation controlled by one of the former directors and a shareholder $0 and $12,500 for geological consulting during the six month period ended August 31, 2010 and 2009, respectively.

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

Note 11 – Business Segment Information

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the six and three month period ended August 31, 2010 and 2009, is presented for the principal business segments as follows:

	Oil & Gas	Gas Gathering	Consolidated
Six months ended August 31, 2010:
Revenues	$65,930	$394,502	$460,432
Income (loss) before taxes	$1,581,649	$227,488	$1,809,137
Total assets	$9,146,568	$2,486,993	$11,633,561
Property additions	$43,409	$-	$43,409
Other income (expense)	$3,043,997	$48,271	$3,092,268
Depreciation, depletion and amortization	$(103,827)	$(65,246)	$(169,073)

	Oil & Gas	Gas Gathering	Consolidated
Six months ended August 31, 2009:
Revenues	$102,382	$87,939	$190,321
Income (loss) before taxes	$(412,535)	$(5,330)	$(417,865)
Total assets	$13,342,508	$2,162,467	$15,504,975
Property additions	$19,708	$-	$19,708
Other income (expense)	$3,043,197	$-	$3,043,197
Depreciation, depletion and amortization	$(236,545)	$(65,246)	$(301,791)

	Oil & Gas	Gas Gathering	Consolidated
Three months ended August 31, 2010:
Revenues	$31,650	$35,183	$66,833
Income (loss) before taxes	$1,834,316	$(132,538)	$1,701,778
Total assets	$9,146,568	$2,486,993	$11,633,561
Property additions	$10,922	$-	$10,922
Other income (expense)	$(132,030)	$-	$(132,030)
Depreciation, depletion and amortization	$(70,455)	$(32,623)	$(103,078)

	Oil & Gas	Gas Gathering	Consolidated
Three months ended August 31, 2009:
Revenues	$14,560	$50,107	$64,667
Income (loss) before taxes	$1,417,677	$3,873	$1,421,550
Total assets	$13,342,508	$2,162,467	$15,504,975
Property additions	$533	$-	$533
Other income (expense)	$3,890,499	$-	$3,890,499
Depreciation, depletion and amortization	$(74,942)	$(32,623)	$(107,565)

Note 12 – Subsequent Events

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

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-K for the year ended February 28, 2010, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements. This information should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2010.

Overview

We are an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Green River Basin (“GRB”) in Colorado and Wyoming and the Denver Julesburg Basin (“DJ Basin”) in Colorado and in the Calcasieu and Jefferson Davis Parishes in Louisiana (“Amazon Prospect”).

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

The Participation Agreement

On August 10, 2009, we entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets for $1.0 million and spend up to an additional $11.5 million over three years on exploration and development within approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of our interest in the Underlying Leases and certain other assets, including our partnership interests in Slater Dome Gathering, LLLP (collectively the “Assets”). We also created an area of mutual interest (the “Area of Mutual Interest”) with Entek in all lands located in Routt County, Colorado, Moffatt County, Colorado, Sweetwater County, Wyoming, and Carbon County Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by us and we shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest purchased by Entek.

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

As of August 31, 2010 and 2009, there were no recoverable reserves from our wells in GRB, based upon the current economic conditions, which primarily relate to the price of natural gas. There are no wells within the DJ Basin or Amazon prospect.

Recent developments

On June 4, 2010, we entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell our interest in certain oil and gas leases (the “Leases”) in the DJ Basin in Weld and Morgan Counties, Colorado. We received proceeds of approximately $5.0 million (net of related transaction expenses) from the sale of the interest in the Leases.

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

As of August 31, 2010, there have been no wells drilled within this area and there are no proved reserves.

On September 1, 2010, we entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby we will participate as a 10 percent working interest owner in the shooting, processing and interpretation of a 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Calcasieu and Jefferson Davis Parishes in Louisiana (Project Area”).

Results of Operation

The following tables reflect the components of our sales volumes, sales prices, operating revenue, costs and expenses for the six and three month period ended August 31, 2010 and 2009.

	Six month period
	ended August 31,
	2010	2009	$ Chg	% Chg
Sales volumes:
Natural gas sales (Mcf)	18,432	42,838	(24,406)	(57%)
Natural gas per day (Mcf/D)	100	233	(133)	(57%)

Average realized price ($Mcfe)	$3.58	$2.39	$1.19	50%

Net Sales:
Oil and gas sales	$65,930	$102,382	$(36,452)	(36%)
Gas gathering income	$394,502	$87,939	$306,563	349%

Operating Expenses ($/Mcfe):
Exploration costs, including dry holes	$335,743	$72,283	$263,460	364%
Lease operating expenses	$38,774	$273,895	$(235,121)	(86%)
Cost of gas gathering	$-	$651	$(651)	(100%)
General and administrative	$648,973	$2,193,042	$(1,544,069)	(70%)
Impairment expense	$51,000	$809,721	$(758,721)	(94%)
Depreciation, depletion and amortization	$169,073	$301,791	$(132,718)	(44%)
Other income (expense)	$2,592,268	$3,043,197	$450,929	15%
Noncontrolling interest	$74,336	$13,044	$61,292	470%
Preferred stock dividends	$117,389	$371,187	$(253,798)	(68%)

	Three month period
	ended August 31,
	2010	2009	$ Chg	% Chg
Sales volumes:
Natural gas sales (Mcf)	9,425	8,138	1,287	16%
Natural gas per day (Mcf/D)	102	88	14	16%

Average realized price ($Mcfe)	$3.36	$1.79	$1.57	88%

Net Sales:
Oil and gas sales	$31,650	14,560	$17,090	117%
Gas gathering income	$35,183	$50,107	$(14,924)	(30%)

Operating Expenses ($/Mcfe):
Exploration costs, including dry holes	$335,743	$8,497	$327,246	3851%
Lease operating expenses	$25,023	$85,667	$(60,644)	(71%)
Cost of gas gathering	$-	$-	$-	-%
General and administrative	$332,653	$1,522,166	$(1,189,513)	(78%)
Impairment expense	$-	$809,721	$(809,721)	(100%)
Depreciation, depletion and amortization	$103,078	$107,565	$(4,487)	(4%)
Other income (expense)	$2,431,442	$3,890,499	$(1,459,057)	(38%)
Noncontrolling interest	$39,256	$6,129	$33,127	540%
Preferred stock dividends	$58,659	$193,616	$(134,957)	(70%)

Oil and Gas Sales

Our oil and gas sales decreased $36,452 or 36% to $65,930 during the six month period ended August 31, 2010, compared to oil and gas sales of $102,382 during the six month period ended August 31, 2009. During the three month period ended August 31, 2010, oil and gas sales increased $17,090 or 117% to $31,650, compared to oil and gas sales of $14,560 during the three month period ended August 31, 2009.

The decrease in oil and gas sales for the six month period is primarily attributable to decreased production from Slaterdome Field during the three month period ended May 31, 2010, which decreased 25,693 Mcf (279 Mcf per day) or 74% compared to the same period in the prior year. Sales volumes during the three month period ended August 31, 2010, increased 1,287 Mcf (14 Mcf per day) or 16% to 9,425 Mcf (102 Mcf per day), compared to 8,138 Mcf (88 Mcf per day) for the respective period in the prior year. The decline in production is primarily due to the current economic condition of the existing natural gas wells. Given the cost to operate these wells and the suppressed price of natural gas, we have shut-in several wells and are only producing those wells that require the least amount of maintenance.

The average sales price of natural gas sales for the six and three month periods ended August 31, 2010, were $3.58 and $3.36 per Mcf, respectively, compared to $2.39 and $1.79 per Mcf, during the six and three month periods ended August 31, 2009, respectively. This represented an increase for the six and three month periods of $1.19 and $1.57 per Mcf. The increase in the price of natural gas is a function of the general market conditions for natural gas.

Gas Gathering Income.

During the six and three month periods ended August 31, 2010, SDG’s gathering fees from the Gas Gathering Pipeline were $394,502 and $35,183, respectively. This represented an increase of $306,563 or 349% for the six month period and a decrease of $14,924 or 30% for the three month period, as compared to the respective periods in the prior year.

The increase in gathering fees for the six month period can be attributed to the Participation Agreement with Entek and the annual shortfall payment associated with the construction cost reimbursement guarantee that is part of the gathering agreement between SDG and its working interest owners. As part of the gathering agreement, the working interest owners in the Slaterdome Field agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 were recovered and $0.25 thereafter. This obligation ended on May 31, 2010, which resulted in a final shortfall payment of approximately $300,000.

Our portion of the gas gathering fees, including the annual shortfall payment, are included as Qualifying Development Expenses (as defined in the Participation Agreement) that are being carried by Entek in order to earn up to a maximum of 55% of our working interest. Prior to the Participation Agreement, our portion of the fees eliminated in consolidation, however, due to the Participation Agreement and the carry for these costs beginning in August 2009, they no longer eliminate upon consolidation and are recognized as gathering fee income in the consolidated financial statements.

The decrease in gathering fee income for the three month period ended August 31, 2010, can be attributed to the lower fee per MMBtu, which was reduced from $0.50 to $0.25 per MMBtu on May 31, 2010, due to the final shortfall payment related to the construction cost reimbursement guarantee discussed above. The decrease in the fee charged per MMBtu was slightly offset by increased volumes.

Exploration Costs.

We incurred $335,743 in exploration costs during the six month period ended August 31, 2010, of which all $335,743 were incurred during the three month period ended August 31, 2010. All of these costs can be attributed to the Agreement with Yuma in the Calcasieu and Jefferson Davis Parishes in Louisiana. The majority of these costs were for 3-D seismic activity. Exploration costs incurred during the six and three month periods ended August 31, 2009, were primarily made up of delay rentals and geologic and seismic consulting related to GRB.

Under the Participation agreement Entek will carry us on all geologic and geophysical costs, whereas, we participate and pay our pro-rata share of any delay rentals. Delay rentals are considered normal in the ordinary course of business. There were no delay rentals payments due during the six month period ended August 31, 2010.

Lease Operating Expense.

Lease operating expenses were $38,774 and $25,023 during the six and three month periods ended August 31, 2010, respectively, as compared to $273,895 and $85,667 during the six and three month periods ended August 31, 2009, respectively, representing a decrease of $235,121 or 86% and $60,644 or 71%, respectively. This decrease in lease operating expenses is primarily attributable to the Participation Agreement with Entek, whereby Entek will carry us for 100% of Qualified Development Expenses.

Gas Gathering Costs.

Gas gathering costs are related to the gathering system owned and operated by SDG. The gathering system services the Slaterdome Field and due to the decreased activity in this field there were no gathering costs incurred during the six month period ended August 31, 2010, and only $651 of gathering costs during the six month period ended August 31, 2009.

General and Administrative Expense.

Our general and administrative (“G&A”) expense decreased $1,544,069 or 70% and $1,189,513 or 78% for the six and three month periods ended August 31, 2010, as compared to the respective periods in the prior year.  G&A expenses include both cash and non-cash charges. The decrease can be primarily attributed to non-cash charges, which decreased $1,189,978 or 81% and $1,034,959 or 90% during the six and three month periods, respectively. These decreases in non-cash G&A expenses were offset by increases in cash charges to G&A, which increased $145,909 or 20% and $345,446 or 92% for the six and three month periods, respectively.

Non-cash charges to G&A consist of bad debt expense and stock-based compensation arrangements associated with stock grants and stock option grants. We recognized $163,485 and $1,611 of stock-based compensation during the six and three month periods ended August 31, 2010, compared to $1,476,762 and $1,145,962 during the six and three month periods ended August 31, 2009. Stock-based compensation charges in the current fiscal year include the amortization of the estimated fair value of options associated with 4,200,000 options issued during July 2008, which are being amortized over two years and 500,000 options to acquire shares of the our common stock issued to our chief financial officer on May 11, 2010, exercisable at a price of $0.50 per share, an expiration date of December 31, 2011, and an estimated fair value of $30,600. Stock-based compensation reported in the respective periods in the prior year included the estimated fair value of options issued to our chairman on August 17, 2009, to purchase 1,250,000 shares at $0.20 per share, valued at $231,647, the amortization of estimated fair value associated with 4,200,000 options issued during July 2008 which are being amortized over two years and 2,056,500 shares of restricted common stock, valued at $637,515, issued to our chairman as compensation for financial consulting services and as consideration for providing funds to be used as the segregated arbitration fund. We recorded an allowance for bad debt of $123,299 for the six month period ended August 31, 2010, related to one of our working interest owners. As of August 31, 2010, we have recorded a provision for doubtful accounts of $958,431 related to two working interest owners (see discussion on Slaterdome Gas, Inc. litigation in Note 10 – Legal Proceedings).

Cash G&A charges include professional fees, consulting fees, employee compensation and general office expense. G&A expenses decreased during the six and three month period ended August 31, 2010, compared to the same period in the prior year. The decrease can be attributed to the Participation Agreement that we entered into with Entek in August 2009. As part of this agreement a portion of certain G&A costs were included as Qualified Development Expenses and reimbursed to us by Entek.

The remaining decrease can be attributed to employee compensation and general office expense. Employee compensation decreased due to the change in the Company’s CEO and CFO. The former CFO resigned in August 2009, and the CFO position was filled in with contract CFO’s, whose costs are included in consulting fees. In November 2009, the former CEO resigned. The new CEO did not receive a cash salary during the six and three month periods ended August 31, 2010. In addition, on May 7, 2010, we assigned the operator status to Entek upon which occurrence four of our employees resigned from NFEI and joined Entek to assist with the transition and future operations.

Impairment Expense.

We recorded $51,000 and $809,721 of impairment expense during the Six month periods ended August 31, 2010 and 2009, respectively. The $51,000 impairment expense in 2010 was related to our Steamboat Property (asset held for sale), which is recorded at fair value less the costs to sell. The $809,721 impairment expense in the prior year is related to our unproved property, which was written down to fair market value using Level 3 inputs.

Depreciation, Depletion and Amortization Expense.

Depreciation, depletion and amortization decreased $132,718 or 44% and $4,487 or 4% to $169,073 and $103,078 during the six and three month periods ended August 31, 2010, respectively, compared to $301,791 and $107,565 during the six and three month periods ended August 31, 2009. We do not have any proved reserves, therefore our producing properties were all impaired and we did not record any depletion expense during the six and three month periods ended August 31, 2010, and we only recorded depreciation and amortization expense related to our gathering facilities.

Other Income (Expense).

Other income (expense) includes the change in fair value of financial derivative instruments, interest expense, net of interest income and gains (losses) on sales of assets. The following table represents the components of other income (expense):

	Six month period
	ended August 31,
	2010	2009	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$(70,000)	$3,070,000	$(3,140,000)	(102%)
Other income	$2,691,064	$-	$2,691,064	100%
Interest expense, net	$(28,796)	$(26,803)	$(1,993)	7%
Total other income (expense)	$2,592,268	$3,043,197	$450,929	15%

	Three month period
	ended August 31,
	2010	2009	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$(230,000)	$3,900,000	$(4,130,000)	(106%)
Other income	$2,668,866	$-	$2,668,866	100%
Interest expense, net	$(7,424)	$(9,501)	$(2,077)	(22%)
Total other income (expense)	$2,431,442	$3,890,499	$1,459,057	(38%)

Derivative liability. On March 1, 2009, we adopted EITF 07-05: Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”). Upon its effectiveness, contracts (warrants, conversion features in debt, etc) that embody or embodied full-ratchet or reset provisions (that is, the strike, exercise or conversion prices adjust to pricing in subsequent sales or issuances of the Company’s common stock) no longer meet the definition of Indexed to a Company’s Own Stock and, accordingly, do not meet the exemptions for equity classification provided in ASC 815 Derivatives and Hedging (“ASC 815”). The Series B and Series C Preferred stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the embedded conversion feature to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. During the six and three month periods ended August 31, 2010, we recorded losses of $70,000 and $230,000, respectively, related to the change in the fair value of the derivative financial instruments, compared to recording gains of $3,070,000 and $3,900,000 during the respective periods in the prior year. The primary reason for the change in valuation from period to period is due to the conversion of the Series C Preferred stock on December 1, 2009.

Other income. Other income is the result of gains (losses) recognized for the sale of assets. We received proceeds of $5,070,296 from Carrizo, net of transaction costs related to the termination of a 2-D seismic licensing agreement with a third party, which required a one-time termination payment of $500,000, for the sale of our interest in the Leases located within the DJ Basin in June 2010. Pursuant to the agreement we have the option to re-acquire an undivided 1/3 working interest in the Leases, whereby, we shall pay 1/3 of to the total amount Carrizo paid to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

In accordance with accounting standards generally accepted in the United States, we treated this option as a financing arrangement and recorded a gain on sale to the extent that two-thirds of the proceeds are recognized as proceeds received. The remaining one-third was treated as a financing arrangement, resulting in $1,856,766 being reflected as a deferred gain on the unaudited condensed consolidated balance sheet and as a financing activity in the unaudited condensed consolidated statement of cash flows within the condensed consolidated financial statements.

If this option is exercised, we will tender $1,856,766, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period to Carrizo in exchange for a 33 1/3 interest assignment in the Leases, and if the option expires unexercised, we will recognize an additional $1,856,766 as a gain on sale of unproved property.

Interest expense, net. Interest expense, net of interest income remained flat during the six and three month periods ended August 31, 2010, compared to the same period in the prior year. We had no new borrowings and no significant payments on our outstanding notes payable that would materially affect our interest expense.

Noncontrolling Interest.

The noncontrolling interest related to the consolidated subsidiary, SDG, LLLP, was $74,336 and 39,256 during the six and three month periods ended August 31, 2010, respectively.  This represented an increase of $61,292 or 470% and $33,127 or 540%, compared to the same period in the prior year. This fluctuation relates to the change in activity in SDG for the respective periods, such fluctuation is considered normal in the ordinary course of business. Distributions of approximately $74,000 were made in fiscal year 2009, while there have been no distributions made in the current fiscal year.

Preferred Stock.

Series B Convertible Preferred Stock. We charged dividends on the Series B Convertible Preferred Stock in the amount of $117,389 and $58,659 during the six and three month periods ended August 31, 2010, respectively, against net income (loss) attributable to common shares. During the same periods in the prior year, we charged $98,968 and $57,506 against net income (loss) attributable to common shareholders.

Series C Preferred Stock. Effective December 1, 2009, the 216,000 outstanding shares of Series C Preferred Stock converted into an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion provisions of the Series C Preferred Stock, therefore there were no dividends charged against net income (loss) attributable to common shares during the six and three month periods ended August 31, 2010. During the six and three month periods ended August 31, 2009, we charged $272,219 and $136,110 against net income (loss) attributable to common shares, respectively.

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

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain leases (“Leases”) in the DJ Basin.  The Company received proceeds of approximately $5.0 million (net of related transaction expenses) from the sale of the interest in the Leases.

The following table summarizes the Company’s cash flows from operating, investing and financing activities and the amounts and percentage changes between years. The following analysis should be read in conjunction with our condensed consolidated financial statement of cash flows.

	August 31, 2010	August 31, 2009	Increase (Decrease)
Net cash used in operating activities	$(540,932)	$(1,102,370)	$(561,438) or (51%)
Net cash used in investing activities	$3,182,776	$980,292	$2,202,484 or 225%
Net cash used in financing activities	$1,212,701	$(246,889)	$1,459,590 or 591%

Operating Activities

Cash used in operating activities decreased $(561,438) or (51%) to $540,932 during the six month period ended August 31, 2010, compared to $1,102,370 used during the six month period ended August 31, 2009. This is primarily the result of paying down the Company’s trade accounts payable, offset by collections made on accounts receivable.  In addition, revenues from oil and gas production decreased slightly. However, this decrease was offset by increased revenues from gathering activities, which are primarily the result of the annual shortfall fee (discussed in Note 8 – Commitments and also under Gas Gathering Income above) and the Participation Agreement and lower lease operating expense.

Investing Activities

During the six month period ended August 31, 2010, investing activities provided cash of $3,182,776 compared to net cash provided by investing activities of $980,292 during the six month period ended August 31, 2009, an increase of $2,202,484 or 225%. This increase is due to the Carrizo transaction in June 2004, which provided cash of $5,570,297, of which $3,713,531 is reflected as an investing activity and the remaining $1,856,766 is reflected as a financing activity (See discussion above under the heading Other Income and in Note 3 - Acquisitions, Divestitures and Assets Held for Sale).

Financing Activities

Financing activities provided cash of $1,212,701 during the six month period ended August 31, 2010, compared to net cash used in financing activities of $246,889 during the six month period ended August 31, 2009, an increase of $1,459,590 or 591%. The transaction with Carrizo is the primary responsibility for the increase.  We categorized $1,856,766 of the $5,070,297 (net of transaction costs) of proceeds received as financing activities during the six month period ended August 31, 2010.  This was offset by a cash payment of $635,000 in full satisfaction of the Steamboat note payable and an additional $9,065 for dividends related to the conversion of some Series B Preferred stock in to common shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of August 31, 2010.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

The following sets forth information with respect to our contractual obligations as of August 31, 2010.

	FY 2011	FY 2012	Thereafter	Total
Notes payable (1)	$201,563	$50,000	$-	$251,563
Office and lease equipment	$5,253	$16,765	$1,405	$23,423
Total	$206,816	$66,765	$1,405	$274,986

(1)	Includes the balance on the NRGG note payable of $201,563 and a note payable to an affiliate (director) of $50,000.

Critical Accounting Policies and Estimates.

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2010, and to the footnote disclosures included in Part I, Item 1 of this report.

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