Form 10-Q
period 2010-11-30
NEW FRONTIER ENERGY INC
filed 2011-03-07
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Submission of Matters of a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits	28

SIGNATURES		29

EXHIBITS

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$3,385,519	$850,202
Accounts receivable - trade, net of allowance for doubtful accounts of $958,429
and $835,132, as of November 30, 2010, and February 28, 2010, respectively	749,386	909,268
Subcription Receivable	-	20,401
Prepaid expenses	414,126	69,151
Inventory	142,425	149,615
Total current assets	4,691,456	1,998,637

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $685,083 and $587,214 as of November 30, 2010, and February 28, 2010, respectively.	1,915,080	2,012,949
Unproved oil and gas properties, net of accumulated depletion, depreciation & amortization of $1,961,311 and $1,780,486 as of November 30, 2010, and February 28, 2010,
respectively	3,139,325	3,064,345
Other property and equipment, net of accumulated depreciation of $179,530 and
$226,401 as of November 30, 2010 and February 28, 2010, respectively	117,825	105,871
	5,172,230	5,183,165
OTHER ASSETS
Unproved oil and gas properties held for sale	-	577,629
Other property and equipment held for sale, net of accumulated depreciation
of $115,914 as of November 30, 2010, and February 28, 2010, respectively	800,890	851,890
Deposits	3,588	163,288
Total other assets	804,478	1,592,807

Total Assets	$10,668,164	$8,774,609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$827,854	$1,613,114
Notes payable, current portion	201,563	836,563
Notes payable - affiliate	50,000	-
Dividends payable	1,197,471	1,030,565
Total current liabilities	2,276,888	3,480,242

LONG TERM LIABILITIES
Derivative liability	520,000	480,000
Contingent liability - deferred gain	1,856,766	-
Asset retirement obligation	82,871	77,000
Total long term liabilities	2,459,637	557,000

Total liabilities	4,736,525	4,037,242

Commitements and contingencies (Notes 3 and 8)

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized, none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized, 18,798 and 18,949 issued and as of November 30, 2010, and February 28, 2010, respectively, aggregate
liquidation preference of $1,879,800	18	19
Series C Convertible, 230,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 68,029,379 and
67,990,662 shares issued and outstanding as of August 31, 2010 and
February 28, 2010, respectively	68,029	67,991
Additional paid in capital	26,116,091	26,001,033
Accumulated deficit	(20,744,464)	(21,758,475)
Total New Frontier Energy, Inc. stockholders' equity	5,439,674	4,310,568
Noncontrolling interest	491,965	426,799
Total stockholders' equity	5,931,639	4,737,367

Total liabilities and stockholders' equity	$10,668,164	$8,774,609

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended		Three months ended
	November 30,		November 30,
	2010	2009	2010	2009
Operating revenues:
Oil and gas sales	$104,499	$146,893	$38,569	$44,511
Gathering and operating income	399,172	113,139	4,670	25,200
Total oil and gas revenue	503,671	260,032	43,239	69,711

Operating expenses:
Exploration costs, including dry holes	638,176	76,411	302,433	4,128
Lease operating expenses	75,803	302,706	37,029	28,811
Cost of gas gathering	-	2,235	-	1,584
General and administrative	865,386	2,992,678	216,413	799,636
Impairment expense	51,000	809,721	-	-
Depreciation, depletion and amortization	270,108	363,657	101,035	61,866
Total operating expenses	1,900,473	4,547,408	656,910	896,025

Loss from operations	(1,396,802)	(4,287,376)	(613,671)	(826,314)

Other income (expense):
Change in fair value of derivative financial instruments	(40,000)	3,220,000	30,000	150,000
Other income	2,715,447	103,294	24,383	103,294
Interest income (expense), net	(23,497)	(51,955)	5,299	(25,152)
Other income, net	2,651,950	3,271,339	59,682	228,142

Income (loss) before income taxes and noncontrolling interest	1,255,148	(1,016,037)	(553,989)	(598,172)

Income taxes	-	-	-	-

Net income (loss) before noncontrolling interest	1,255,148	(1,016,037)	(553,989)	(598,172)

Net (income) attributable noncontrolling interest	(65,166)	(26,977)	9,170	(13,933)

Net income (loss)	1,189,982	(1,043,014)	(544,819)	(612,105)

Preferred stock dividends and distributions	(175,971)	(562,825)	(58,582)	(191,638)

Net income (loss) attributable to common shareholders	$1,014,011	$(1,605,839)	$(603,401)	$(803,743)

Net income (loss) per common share
Basic	$0.01	$(0.11)	$(0.01)	$(0.05)
Diluted	$0.01	$(0.11)	$(0.01)	$(0.05)

Weighted average shares outstanding
Basic	68,302,348	14,921,425	68,404,380	17,592,449
Diluted	74,377,348	14,921,425	68,404,380	17,592,449

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,255,148	$(1,016,037)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation, depletion and amortization	270,108	363,657
Bad debt expense	123,297	-
Impairment and abandonment of of oil and gas properties	51,000	809,721
Share-based compensation expenses, amortization and grants	165,096	2,042,820
Increase (decrease) in liability fair value from derivative liability	40,000	(3,220,000)
(Gain) Loss from sale of asset, net of deferred gain of $1.8 million	(2,703,437)	-
(Increase) decrease in assets:
Accounts receivable, trade	36,585	(1,602,119)
Subscription receivable	20,401	-
Prepaid expenses and deposits	(185,275)	(97,242)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(785,260)	1,431,668
Other	-	(100)
Net cash used in operating activities	(1,712,337)	(1,287,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	3,226,185	-
Proceeds from Entek participation agreement	-	1,000,000
Proceeds from sale of Inventory	31,573	-
Purchase of property and equipment	(222,805)	(19,708)
Net cash provided by investing activities	3,034,953	980,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(635,000)	(200,898)
Contingent repurchase option	1,856,766	-
Proceeds from sale of common stock	-	1,000,000
Preferred stock dividends paid	(9,065)	-
Distributions to minority interest holders in consolidated subsidiary	-	(45,991)
Other	-	9,656
Net cash provided by financing activities	1,212,701	762,767

INCREASE IN CASH	2,535,317	455,427

BEGINNING BALANCE	850,202	856,475

ENDING BALANCE	$3,385,519	$1,311,902

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$13,181

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$39	$2,063
Exchange of stock options for note payable	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of November 30, 2010, the Company’s results of operations for the nine month period ended November 30, 2010 and 2009, and cash flows for the nine month period ended November 30, 2010 and 2009. Operating results for the nine month period ended November 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011, because of the impact of fluctuations in prices received for natural gas and crude oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The November 30, 2010, unaudited condensed consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended November 30, and include the accounts of SDG as of and for the reporting periods ended September 30. SDG has a calendar fiscal year end of December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company. All significant intercompany transactions have been eliminated upon consolidation.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common shareholders:

	For the nine month period		For the three month period
	ended November 30,		ended November 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholder’s – Basic	$1,014,011	$(1,605,839)	$(603,401)	$(803,743)
Plus: Preferred stock dividends	175,971	-	-	-
Net income (loss) available to common shareholder’s - Diluted	$1,189,982	$(1,605,839)	$(603,401)	$(803,743)

Basic weighted-average common shares outstanding	68,302,348	14,921,425	68,404,380	17,592,449
Add: dilutive effect of preferred stock	4,825,000	-	-	-
Add: dilutive effect of stock options and warrants	1,250,000	-	-	-
Diluted weighted average common shares outstanding	74,377,348	14,921,425	68,404,380	17,592,449
Basic net income (loss) per common share	$0.01	$(0.11)	$(0.01)	$(0.05)
Diluted net income (loss) per common share	$0.01	$(0.11)	$(0.01)	$(0.05)

Pursuant to the automatic conversion provision of the Series C Preferred Stock, on December 1, 2009, all 216,000 shares of Series C Preferred Stock outstanding converted into 34,099,265 common shares. In addition, during fiscal year ended February 28, 2010, the Company issued 2,056,000 shares of common stock to one of the Company’s Director’s as a structuring fee and 375,000 to its President and CEO as compensation and an additional 18,000,000 shares of common stock were sold to two accredited investors, which included an affiliate to the Company.

Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2010 Form 10-K, and are supplemented throughout the notes to these unaudited condensed consolidated financial statements in this report.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2010 Form 10-K.

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

Note 3 – Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

There were no significant acquisitions during the nine month period ended November 30, 2009.

On September 1, 2010 (effective date of April 1, 2010), NFEI entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby NFEI will participate as a ten-percent working interest owner in the shooting, processing and interpretation of a 70 square mile 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Amazon Prospect in the Calcasieu and Jefferson Davis Parishes in Louisiana.

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

In February 2010, Entek completed its obligation for Phase I and earned an additional 16.25% of the Company’s interest in the Assets for an aggregate of 20.3125% of the Company’s interest in the Assets as of November 30, 2010.

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

As of November 30, 2010, the accompanying unaudited condensed consolidated balance sheet includes approximately $801,000 in book value recorded as an asset held for sale, net of accumulated DD&A, impairment and selling costs. The above asset held for sale is for the Steamboat Property. The Company recorded an impairment related to this property in the amount of $51,000 during the nine month period ended November 30, 2010. There were no assets held for sale during the nine month period ended November 30, 2009, therefore there was no measurement for impairment. The Company began marketing this asset in the fourth quarter of fiscal year ended February 28, 2010. The Company determined that this asset does not qualify for discontinued operations accounting under ASC Topic 205.

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

Steamboat Property Note Payable

On June 15, 2007, the Company acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, the Company entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”). On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The New Steamboat Mortgage had a one year term due July 6, 2010, and accrued interest at the rate of prime plus 400 basis points with a floor of 10% and collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 was prepaid. The Company had the option to prepay the New Steamboat Mortgage in full, or in part, without penalty with any the unamortized prepaid interest being returned to the Company.

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

Note 5 - Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company’s accompanying unaudited consolidated statements of cash flows.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

November 30,
2010
Beginning asset retirement obligation	$77,000
Liabilities incurred	-
Revisions to estimated future plugging liability	-
Accretion expense	5,871
Total Asset retirement obligation	$82,871

Note 6 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of November 30, 2010, and February 28, 2010. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

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

As of November 30, 2010, and February 28, 2010, there were 18,798 and 18,949 shares of Series B Preferred Stock issued and outstanding. During the six month period ended August 31, 2010, dividends of $175,971 were accrued and $9,065 cash dividends were paid. Aggregate accrued and unpaid dividends totaled $1,197,471 as of November 30, 2010.

Series C Convertible Preferred Stock

Effective December 1, 2009, pursuant to the automatic conversion provision, the then outstanding 216,000 shares of Series C preferred stock and the associated accumulated dividends were converted into an aggregate 34,099,265 shares of common stock.

As of November 30, 2010 and February 28, 2010, there were no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The authorized common stock of the Company consists of 500,000,000 common shares with a par value of $0.001. The holders of the common shares are entitled to one vote for each share of common stock. As of November 30, 2010 and February 28, 2010, there were 68,029,379 shares (78,864 which have not been issued due to technical reasons) and 67,990,662 shares outstanding, respectively.

Stock Options and Warrants

The Company charged $165,096 and $1,611 of stock based compensation during the nine and three month periods ended November 30, 2010, respectively, and charged $2,042,820 and $566,058 during the nine and three month periods ended November 30, 2009, respectively. Stock based compensation is included in general and administrative expense.

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

The following assumptions were used for the options granted during the nine month period ended November 30, 2010, and for the fiscal year ended February 28, 2010:

	November 30, 2010	February 28, 2010
Expected option life (in years)	1.50	1 to 5
Expected annual volatility over option life	175%	87% to 214%
Risk-free interest rate	0.9%	0.3% to 3.8%
Pre-vesting forfeiture rate	0%	0%
Dvidend yield	0%	0%

The activity for options during the nine month period ended November 30, 2010, is summarized in the following tables:

Non-Incentive Stock Options, November 30, 2010:
Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	7,854,166	$1.13
Granted	500,000	$0.50
Exercised	-	$-
Forfeited or expired	(2,045,833)	$1.01
Outstanding at November 30, 2010	6,308,333	$1.12	3.88	$-
Exercisable at November 30, 2010	5,808,333	$1.17	4.12	$-

Incentive Stock Option Shares, November 30, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	115,000	$0.81
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(115,000)	$0.81
Outstanding at November 30, 2010	-	$-	-	$-
Exercisable at November 30, 2010	-	$-	-	$-

Fixed-Price Stock Options and Warrants, November 30, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	4,300,000	$0.52
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at November 30, 2010	4,300,000	$0.52	0.95	$12,500
Exercisable at November 30, 2010	4,300,000	$0.52	0.95	$12,500

The following table summarizes the options and warrants outstanding at November 30, 2010:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.20 to $0.74	1.35	4,250,000	3,750,000	$0.33	$12,500
40.75 to $1.50	4.37	5,808,333	5,808,333	$1.17	$-
$1.51 to $2.50	0.21	550,000	550,000	$2.00	$-
Total	2.94	10,608,333	10,108,333	$0.88	$-

The total estimated unrecognized compensation cost from unvested stock options as of November 30, 2010, was $25,767, which is expected to be recognized over a weighted average period of approximately one year.

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

The following is a listing of the Company’s financial liabilities measured on a recurring basis and where it is classified within the hierarchy as of November 30, 2010:

	Fair value measurements using:
Liabilities at fair values:	Total	Level 1	Level 2	Level 3
Derivative liability – Series B Preferred Stock	520,000	-	-	520,000

There were no nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at November 30, 2010.

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
                               _________________________
(a)	This represents a nonfinancial asset that is measured at fair value on a nonrecurring basis.
(b)	This represents a financial liability that is measured at fair value on a recurring basis.

Proved Oil and Gas Properties

Proved oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of the expected undiscounted future cash flows is less than net book value pursuant to ASC Topic 360. The Company will use Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management based on current market conditions which includes the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The Company currently has no proved oil and gas property at November 30, 2010 and 2009.

Unproved oil and gas property will be evaluated for impairment when the Company determines that either the property will not be developed or the carrying value will not be realized. The Company will use Level 3 inputs based on management’s internal assessment of the valuation based on current market conditions, which include observable and unobservable inputs. Of the $5,422,461of unproved property, $1,206,366 was measured at fair value using Level 3 inputs at February 28, 2010. There were no unproved properties measured at fair value at November 30, 2010.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory. The Company’s entire materials inventory was measured at fair value using Level 2 inputs at February 28, 2010. There were no materials inventory measured at fair value at November 30, 2010.

Asset Retirement Obligations

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410. The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value at November 30, 2010.

Conversion Feature Embedded in the Series B Preferred Stock

The estimated fair values of the derivative liabilities embedded within the Series B preferred shares were determined at each reporting period using a monte carlo option pricing model with Level 3 inputs.

The Company had no Level 1 or Level 2 financial assets or liabilities that were measured at fair value on a recurring basis as of November 30, 2010. The following table reflects the Level 3 activity for the conversion feature measured at fair value on a recurring basis for the nine and three month periods ended November 30, 2010 and 2009:

	For the Nine Months		For the Three Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
Beginning balance	$480,000	$3,740,000	$550,000	$670,000
Net increase (decrease) in liability	40,000	(3,220,000)	(30,000)	(150,000)
Transfers in (out) of Level 3	-	-	-	-
Ending balance	$520,000	$520,000	$520,000	$520,000

The fair values of the embedded derivative liabilities for the Series B preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
November 30, 2010	119% to 226%	0%	1 to 7 yrs	10%	$0.65	$ 0.21

Note 8 – Commitments

Operating Leases

For the six month period ended August 31, 2010 and 2009, month-to-month office facilities rental payments charged to expense were approximately $19,501 and $16,000, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were approximately $23,423 as of November 30, 2010.

As of November 30, 2010, the Company does not have any office facility leases in effect for 2013 and beyond.

Note 9 - Related Parties

 The Company paid $0 and $24,000 during the nine month period ended November 30, 2010 and 2009, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former President and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

The Company paid a corporation controlled by one of the former directors and a shareholder $0 and $15,625 for geological consulting during the nine month period ended November 30, 2010 and 2009, respectively.

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

Note 11 – Business Segment Information

The Company operates in two business segments: oil and gas exploration and gas gathering. Operating results and other financial data for the nine and three month period ended November 30, 2010 and 2009, is presented for the principal business segments as follows:

Nine months ended November 30, 2010:	Oil & Gas	Gas Gathering	Consolidated
Revenues	$104,499	$399,172	$503,671
Income (loss) before taxes	$1,055,723	$199,425	$1,255,148
Total assets	$8,209,141	$2,459,023	$10,668,164
Property additions	$222,805	$-	$222,805
Other income (expense)	$3,103,679	$48,271	$3,151,950
Depreciation, depletion and amortization	$(172,239)	$(97,869)	$(270,108)

Nine months ended November 30, 2009:	Oil & Gas	Gas Gathering	Consolidated
Revenues	$146,893	$113,139	$260,032
Income (loss) before taxes	$(1,089,337)	$73,300	$(1,016,037)
Total assets	$16,019,352	$2,249,090	$18,268,442
Property additions	$19,708	$-	$19,708
Other income (expense)	$3,271,339	$-	$3,271,339
Depreciation, depletion and amortization	$(265,788)	$(97,869)	$(363,657)

Three months ended November 30, 2010:	Oil & Gas	Gas Gathering	Consolidated
Revenues	$38,569	$4,670	$43,239
Income (loss) before taxes	$(525,926)	$(28,063)	$(553,989)
Total assets	$8,209,141	$2,459,023	$10,668,164
Property additions	$179,396	$-	$179,396
Other income (expense)	$59,682	$-	$59,682
Depreciation, depletion and amortization	$(68,412)	$(32,623)	$(101,035)

Three months ended November 30, 2009:	Oil & Gas	Gas Gathering	Consolidated
Revenues	$44,511	$25,200	$69,711
Income (loss) before taxes	$(676,802)	$78,630	$(598,172)
Total assets	$16,019,352	$2,249,090	$18,268,442
Property additions	$-	$-	$-
Other income (expense)	$228,142	$-	$3,299,497
Depreciation, depletion and amortization	$(29,243)	$(32,623)	$(61,866)

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

As of November 30, 2010 and 2009, there were no recoverable reserves from the Company’s wells in the Greater Green River Basin based upon the then current economic conditions, which primarily relate to the price of natural gas. In addition, there are no wells or recoverable reserves within the DJ Basin and Amazon prospect.

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

As of November 30, 2010, there have been no wells drilled within this area and there are no proved reserves.

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

Results of Operation

The following tables reflect the components of our sales volumes, sales prices, operating revenue, costs and expenses for the nine and three month period ended November 30, 2010 and 2009.

	Nine month period
	ended November 30,
	2010	2009	$ Chg	% Chg
Sales volumes:
Natural gas sales (Mcf)	30,231	61,287	(31,056)	(51%)
Natural gas per day (Mcf/D)	110	223	(113)	(51%)

Average realized price ($Mcfe)	$3.46	$2.40	$1.06	44%

Net Sales:
Oil and gas sales	$104,499	$146,893	$(42,394)	(29%)
Gas gathering income	$399,172	$113,139	$286,033	253%

Operating Expenses ($/Mcfe):
Exploration costs, including dry holes	$638,176	$76,411	$561,765	735%
Lease operating expenses	$75,803	$302,706	$(226,903)	(75%)
Cost of gas gathering	$-	$2,235	$(2,235)	(100%)
General and administrative	$865,386	$2,992,678	$(2,127,292)	(71%)
Impairment expense	$51,000	$809,721	$(758,721)	(94%)
Depreciation, depletion and amortization	$270,108	$363,657	$(93,549)	(26%)
Other income (expense)	$2,651,950	$3,271,339	$(619,389)	(19%)
Net income (loss) attributable to noncontrolling interest	$65,166	$26,977	$38,189	142%
Preferred stock dividends	$175,971	$562,825	$(386,854)	(69%)

	Three month period
	ended November 30,
	2010	2009	$ Chg	% Chg
Sales volumes:
Natural gas sales (Mcf)	11,799	18,449	(6,650)	(36%)
Natural gas per day (Mcf/D)	130	203	(73)	(36%)

Average realized price ($Mcfe)	$3.27	$2.09	$1.18	56%

Net Sales:
Oil and gas sales	$38,567	$44,511	$(5,944)	(13%)
Gas gathering income	$4,669	$25,200	$(20,531)	(81%)

Operating Expenses ($/Mcfe):
Exploration costs, including dry holes	$302,433	$4,128	$298,305	7226%
Lease operating expenses	$37,029	$28,811	$8,218	29%
Cost of gas gathering	$-	$1,584	$(1,584)	(100%)
General and administrative	$216,413	$799,636	$(583,223)	(73%)
Impairment expense	$-	$-	$-	-%
Depreciation, depletion and amortization	$101,035	$61,866	$39,169	63%
Other income (expense)	$59,682	$228,142	$(168,460)	(74%)
Net income (loss) attributable to noncontrolling interest	$(9,170)	$13,933	$(23,103)	(166)%
Preferred stock dividends	$58,582	$191,638	$(133,056)	(69%)

Oil and Gas Sales

Our oil and gas sales decreased $42,394 or 29% to $104,499 during the nine month period ended November 30, 2010, compared to oil and gas sales of $146,893 during the nine month period ended November 30, 2009. During the three month period ended November 30, 2010, oil and gas sales decreased $5,944 or 13% to $38,567, compared to oil and gas sales of $44,511 during the three month period ended November 30, 2009.

The decrease in oil and gas sales for the nine month period is primarily attributable to decreased production from Slaterdome Field, which decreased 31,056 Mcf (113 Mcf per day) or 51%, compared to the same period in the prior year. Sales volumes during the three month period ended November 30, 2010, decreased 6,650 Mcf (73 Mcf per day) or 36% to 11,799 Mcf (130 Mcf per day), compared to 18,449 Mcf (203 Mcf per day) for the respective period in the prior year. The decline in production is primarily due to the current economic condition of the existing natural gas wells. Given the cost to operate these wells and the suppressed price of natural gas, we have shut-in several wells and are only producing those wells that require the least amount of maintenance.

The average sales price of natural gas sales for the nine and three month periods ended November 30, 2010, were $3.46 and $3.27 per Mcf, respectively, compared to $2.40 and $2.09 per Mcf, during the nine and three month periods ended November 30, 2009, respectively. This represented an increase for the nine and three month periods of $1.06 per Mcf or 44% and $1.18 per Mcf  or 56%, respectively. The increase in the price of natural gas is a function of the general market conditions for natural gas.

Gas Gathering Income.

During the nine and three month periods ended November 30, 2010, SDG’s gathering fees from the Gas Gathering Pipeline were $399,172 and $4,669, respectively. This represented an increase of $286,033 or 253% for the nine month period and a decrease of $20,531 or 81% for the three month period, as compared to the respective periods in the prior year.

The increase in gathering fees for the nine month period can be attributed to the Participation Agreement with Entek and the annual shortfall payment associated with the construction cost reimbursement guarantee that is part of the gathering agreement between SDG and its working interest owners. As part of the gathering agreement, the working interest owners in the Slaterdome Field agreed to pay SDG a fee of $0.50 per million British Thermal Units (“MMBtu”) of gas transported through the line until two-thirds of the original construction costs amounting to $2,609,841 were recovered and $0.25 thereafter. This obligation ended on May 31, 2010, which resulted in a final shortfall payment of approximately $300,000.

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

The decrease in gathering fee income for the three month period ended November 30, 2010, can be attributed to the lower fee per MMBtu, which was reduced from $0.50 to $0.25 per MMBtu on May 31, 2010, due to the final shortfall payment related to the construction cost reimbursement guarantee discussed above and to decreased volumes.

Exploration Costs.

We incurred $638,176 and $302,433 in exploration costs during the nine and three month periods ended November 30, 2010.  All of these costs can be attributed to the Agreement with Yuma related to the Amazon prospect. The majority of these costs were for 3-D seismic activity. Exploration costs incurred during the nine and three month periods ended November 30, 2009, were primarily made up of delay rentals, geologic and seismic consulting related to GRB.

Under the Participation agreement Entek will carry us on all geologic and geophysical costs, whereas, we participate and pay our pro-rata share of any delay rentals. Delay rentals are considered normal in the ordinary course of business.

Lease Operating Expense.

Lease operating expenses were $75,803 and $37,029 during the nine and three month periods ended November 30, 2010, respectively, as compared to $302,706 and $28,811 during the nine and three month periods ended November 30, 2009, respectively, representing a decrease of $226,903 or 75% for the nine month period ended and an increase of $8,218 or 29% for the three month period ended. The decrease in lease operating expenses for the nine month period is primarily attributable to the Participation Agreement with Entek, whereby Entek will carry us for 100% of Qualified Development Expenses. This agreement was in place during the full nine month period in the current year, whereas it was only in place for three months in the prior period. The lease operating expenses that we incurred during the three month period ending November 30, 2010, were consistent with the same period in the prior year, due to the Participation Agreement being in place for both comparative periods.

Gas Gathering Costs.

Gas gathering costs are related to the gathering system owned and operated by SDG. The gathering system services the Slaterdome Field and due to the decreased activity in this field there were no gathering costs incurred during the nine month period ended November 30, 2010, and only $2,235 of gathering costs incurred during the nine month period ended November 30, 2009.

General and Administrative Expense.

Our general and administrative (“G&A”) expense decreased $2,127,292 or 71% and $583,223 or 73% for the nine and three month periods ended November 30, 2010, as compared to the respective periods in the prior year.  G&A expenses include both cash and non-cash charges. The decrease can be primarily attributed to non-cash charges, which decreased $1,754,425 or 86% and $564,446 or 99% during the nine and three month periods, respectively. Cash charges to G&A increased $127,133 or 13% and decreased $18,777 or 8% for the nine and three month periods, respectively.

Non-cash charges to G&A consist of bad debt expense and stock-based compensation arrangements associated with stock grants and stock option grants. We recognized $165,096 and $1,611 of stock-based compensation during the nine and three month periods ended November 30, 2010, compared to $2,042,820 and $566,058 during the nine and three month periods ended November 30, 2009.

Stock-based compensation charges in the current fiscal year include the amortization of the estimated fair value of options associated with 4,200,000 options issued during July 2008, which were fully amortized at May 31, 2010, and 500,000 options to acquire shares of the our common stock issued to our chief financial officer on May 11, 2010, exercisable at a price of $0.50 per share, an expiration date of December 31, 2011, and an estimated fair value of $30,600. Stock-based compensation reported in the respective periods in the prior year included the amortization of estimated fair value associated with the 4,200,000 options issued during July 2008, the estimated fair value associated with 1,250,000 options issued to our chairman on August 17, 2009, valued at $231,647, the estimated fair value related to 2,000,000 options that vested upon issuance to one of our director’s, valued at $420,351, the estimated fair value of $637,515 related to 2,056,500 shares of restricted common stock issued to our chairman as compensation for financial consulting services and as consideration for providing funds to be used as the segregated arbitration fund.

We recorded an allowance for bad debt of $123,297 for the nine month period ended November 30, 2010, related to one of our working interest owners. As of November 30, 2010, we have recorded a provision for doubtful accounts of $958,429 related to two working interest owners (see discussion on Slaterdome Gas, Inc. litigation in Note 10 – Legal Proceedings).

Cash G&A charges include professional fees, consulting fees, employee compensation and general office expense. G&A expenses decreased during the nine month period ended November 30, 2010, compared to the same period in the prior year. The decrease can be attributed to the Participation Agreement, employee compensation and general office expense. As part of the Participation Agreement that we entered into with Entek in August 2009, a portion of certain G&A costs were included as Qualified Development Expenses and reimbursed to us by Entek. In addition to the reimbursement of certain G&A costs, employee compensation decreased due to the change in the Company’s CFO and CEO. The former CFO resigned in August 2009, and the CFO position was filled in with contract CFO’s, whose costs are included in consulting fees. In November 2009, the former CEO resigned. The new CEO did not receive a cash salary during the nine month period ended November 30, 2010. In addition, on May 7, 2010, we assigned the operator status to Entek upon which occurrence four of our employees resigned from NFEI and joined Entek to assist with the transition and future operations.

Cash G&A expenses for the three month period remained flat, decreasing only $18,777 compared to the same period in the prior year, primarily due to the Participation Agreement being in place for the comparable periods.

Impairment Expense.

We recorded $51,000 and $809,721 of impairment expense during the nine month periods ended November 30, 2010 and 2009, respectively. The $51,000 impairment expense in 2010 was related to our Steamboat Property (asset held for sale), which is recorded at fair value less the costs to sell. The $809,721 impairment expense in the prior year is related to our unproved property, which was written down to fair market value using Level 3 inputs.

Depreciation, Depletion and Amortization Expense.

Depreciation, depletion and amortization was $270,108 and $101,035 during the nine and three month periods ended November 30, 2010, respectively, representing a decreased of $93,549 or 26% and an increase of $39,169 or 63% compared to $363,657 and $61,866 during the nine and three month periods ended November 30, 2009, respectively. We do not have any proved reserves, therefore our producing properties were all impaired and we did not record any depletion expense during the nine and three month periods ended August 31, 2010, and we only recorded depreciation and amortization expense related to our gathering facilities and other property, plant and equipment.

Other Income (Expense).

Other income (expense) includes the change in fair value of financial derivative instruments, interest income (expense) and gains (losses) on sales of assets. The following table represents the components of other income (expense):

	Nine month period
	ended November 30,
	2010	2009	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$(40,000)	$3,220,000	$(3,260,000)	(101%)
Other income	$2,715,447	$103,294	$2,612,153	2528%
Interest income (expense), net	$(23,497)	$(51,955)	$28,458	55%
Total other income (expense)	$2,651,950	$3,271,339	$(619,389)	(19%)

	Three month period
	ended November 30,
	2010	2009	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$30,000	$150,000	$(120,000)	(80%)
Other income	$24,383	$103,294	$(78,910)	(76%)
Interest income (expense), net	$5,299	$(25,152)	$30,451	121%
Total other income (expense)	$59,682	$228,142	$(168,460)	(74%)

Derivative liability. On March 1, 2009, we adopted EITF 07-05: Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”). Upon its effectiveness, contracts (warrants, conversion features in debt, etc) that embody or embodied full-ratchet or reset provisions (that is, the strike, exercise or conversion prices adjust to pricing in subsequent sales or issuances of the Company’s common stock) no longer meet the definition of Indexed to a Company’s Own Stock and, accordingly, do not meet the exemptions for equity classification provided in ASC 815 Derivatives and Hedging (“ASC 815”). The Series B and Series C Preferred stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the embedded conversion feature to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. During the nine month period ended November 30, 2010, we recorded a loss of $40,000 and during the three month period ended November 30, 2010, we recorded a gain of $30,000 related to the change in the fair value of the derivative financial instruments, compared to recording gains of $3,220,000 and $150,000 during the nine and three month periods ended November 30, 2009. The primary reason for the change in valuation from the comparative periods is due to the conversion of the Series C Preferred stock on December 1, 2009, and the fluctuation in the closing price of our common stock.

Other income. Other income is the result of gains (losses) recognized for the sales of assets. We received proceeds of $5,070,296 from Carrizo, net of transaction costs related to the termination of a 2-D seismic licensing agreement with a third party, which required a one-time termination payment of $500,000, for the sale of our interest in the Leases located within the DJ Basin in June 2010. Pursuant to the agreement we have the option to re-acquire an undivided 1/3 working interest in the Leases, whereby, we shall pay 1/3 of to the total amount Carrizo paid to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

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

Interest income (expense), net. During the nine month period ended November 30, 2010, we recorded $23,497 in interest expense, net of interest income earned. We paid off our Steamboat Mortgage in June 2010, which decreased our interest expense and we received $9,740 of interest income related to a $160,000 deposit that we had on account with Questar while we were the operator.  The deposit and interest earned on the deposit was returned after we assigned the operator status to Entek.

Noncontrolling Interest.

Net income attributable to the noncontrolling interest related to the consolidated subsidiary, SDG, LLLP, was $65,166 and $26,977 during the nine month periods ended November 30, 2010 and 2009, respectively.  This represented an increase of $38,189 or 142%. During the three month period ended November 30, 2010, SDG, LLLP recorded a net loss, which resulted in the noncontrolling interest being reduced $9,170.  This fluctuation relates to the change in activity in SDG, such fluctuations are considered normal in the ordinary course of business. Distributions of approximately $74,000 were made in fiscal year 2009, while there have been no distributions made in the current fiscal year.

Preferred Stock.

Series B Convertible Preferred Stock. We charged dividends on the Series B Convertible Preferred Stock in the amount of $175,971 and $58,582 during the nine and three month periods ended November 30, 2010, respectively, against net income (loss) attributable to common shares. During the same periods in the prior year, we charged $155,975 and $57,007 against net income (loss) attributable to common shareholders.

Series C Preferred Stock. Effective December 1, 2009, the 216,000 outstanding shares of Series C Preferred Stock converted into an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion provisions of the Series C Preferred Stock, therefore there were no dividends charged against net income (loss) attributable to common shares during the nine and three month periods ended November 30, 2010. During the nine and three month periods ended November 30, 2009, we charged $406,849 and $134,630 against net income (loss) attributable to common shares, respectively.

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

	November 30, 2010	November 30, 2009	Increase (Decrease)
Net cash used in operating activities	$(1,712,337)	$(1,287,632)	$424,705 or 33%
Net cash used in investing activities	$3,034,953	$980,292	$2,054,661 or 209%
Net cash used in financing activities	$1,212,701	$762,767	$449,934 or 59%

Operating Activities

Cash used in operating activities increased $424,705 or 33% to $(1,712,337) during the nine month period ended November 30, 2010, compared to $1,287,632 used during the nine month period ended November 30, 2009. This is primarily the result of paying down the Company’s trade accounts payable, offset by collections made on accounts receivables and the refund of a deposit on account of $160,000.  In addition, revenues from oil and gas production decreased. However, this decrease was offset by increased revenues from gathering activities, which are primarily the result of the annual shortfall fee (discussed in Note 8 – Commitments and also under Gas Gathering Income above), the Participation Agreement and reduced lease operating expenses and G&A expenses.

Investing Activities

During the nine month period ended November 30, 2010, investing activities provided cash of $3,034,953 compared to net cash provided by investing activities of $980,292 during the nine month period ended November 30, 2009, an increase of $2,054,661 or 209%. This increase is due to the Carrizo transaction in June 2004, which provided cash of $5,070,297 (net of transaction costs), of which $3,213,531 is reflected as an investing activity and the remaining $1,856,766 is reflected as a financing activity (See discussion above under the heading Other Income and in Note 3 - Acquisitions, Divestitures and Assets Held for Sale). The proceeds received from the sale were offset by cash expenditures for oil and gas properties located within the Amazon prospect related to the Joint Exploration Agreement with Yuma.

Financing Activities

Financing activities provided cash of $1,212,701 during the nine month period ended November 30, 2010, compared to net cash provided by financing activities of $762,767 during the nine month period ended November 30, 2009, an increase of $449,934 or 59%. The transaction with Carrizo is the primary responsibility for the increase.  We categorized $1,856,766 of the $5,570,297 of proceeds received as financing activities during the nine month period ended November 30, 2010. This was offset by a cash payment of $635,000 in full satisfaction of the Steamboat note payable and an additional $9,065 for dividends related to the conversion of some Series B Preferred stock in to common shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of November 30, 2010.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

The following sets forth information with respect to our contractual obligations as of November 30, 2010.

	FY 2011	FY 2012	Thereafter	Total
Notes payable (1)	$201,563	$50,000	$-	$251,563
Office and lease equipment	$1.313	$16,765	$1,405	$19,483
Total	$202,876	$66,765	$1,405	$271,046

(1)	Includes the balance on the NRGG note payable of $201,563 and a note payable to an affiliate (director) of $50,000.

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

Not Applicable.

Item 3.   Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters of a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

On March 1, 2011, a disinterested member of the Board of Directors approved the payment of a cash award of $1,581,000 to the Chairman and CEO.  The award provided for a clawback of up to $500,000 within a six-month period following the grant should a majority of the independent members of the Board of Directors determine that either the CEO has not performed in his role as CEO to the expectations of the voting board members or the Company requires such funds in order to maintain a prudent cash reserve level. The return of such funds will be payable within 10 business days from the date of the request.

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