Form 10-K
period 2011-02-28
NEW FRONTIER ENERGY INC
filed 2011-05-17
CIK 1140586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(mark one)
☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2011

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______.

Commission file number: 0-50472

New Frontier Energy, Inc.
(Name of small business issuer in its charter)

Colorado	84-1530098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐ Yes   ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of August 31, 2010, was approximately $5,661,800 based upon the last reported sale on that date.

The number of the Registrant’s shares of $0.001 par value common stock outstanding as of April 4, 2011, was 68,644,891.

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

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. and Item 2. Business and Properties

General

New Frontier Energy, Inc. (“NFEI” or the “Company” or “we” or “us”) is currently an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s current operations are conducted entirely in the continental United States, principally in the Denver Julesberg Basin (“DJ Basin”) in Colorado and the Amazon Prospect (“Amazon”) in the Calcasieu and Jefferson Parishes in Louisiana. We are actively seeking opportunities both within and outside the oil and gas industry to generate growth and shareholder value.

Previously, the Company had operations in the Green River Basin (“GRB”) in Colorado and Wyoming. These assets were sold in April 2011 (see “Recent Developments and Related Transactions” below).

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

Strategy

Our strategy is to deliver net asset value per share growth to our investors via attractive oil and gas investments. Our focus in meeting the goal of building shareholder value is on the successful execution of exploration for and development of onshore plays in the United States through strategic partnerships. We believe that we will be able to create long-term value for our shareholders by targeting low to medium risk projects that offer repeatable success allowing for meaningful production and reserve growth. We may seek opportunities outside the oil and gas industry if such an opportunity is expected to provide meaningful value to our shareholders.

Properties

As of February 28, 2011, we owned interests in DJ Basin and Amazon, all of which is classified as undeveloped acreage. There are no proved reserves as of February 28, 2011 and 2010.

Previously, we owned undeveloped acreage in GRB and a gas gathering pipeline. These assets were sold on April 30, 2011, and qualified as discontinued operations under current accounting guidance.

Recent Developments and Related Transactions

Greater Green River Basin (Discontinued operations - Please see “Our Oil and Gas Operations” below for more details about GRB)

On February 16, 2011, our board of directors approved a plan to sell certain assets we own in GRB, which represented a significant portion of our oil and gas exploration assets and includes our gas gathering pipeline company, SDG (defined below). The board of directors adopted this plan in conjunction with us entering into a Memorandum of Understanding (“MoU”) with Emerald GRB, LLC (“EMR”), a wholly-owned subsidiary of Emerald Oil and Gas NL (“Emerald Australia”), a publicly traded company whose shares trade on the Australian stock exchange. On April 30, 2011 (“Closing Date”), we executed a Purchase and Sale Agreement (“PSA”) with EMR with an effective date of April 1, 2011. The following are the significant terms of the purchase and sell agreement; we will sell our leasehold interests located within Routt and Moffat counties, Colorado, and Carbon and Sweetwater Counties, Wyoming, any equipment or property used in connection with any oil and gas operations related to the assigned leases, our rights and claims under that certain Participation Agreement (as amended) between us and Entek GRB, LLC (“Entek”) dated on or about August 10, 2009, all claims against Slater Dome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and all claims against Slater Dome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and our limited partnership and general partnership interest in Slater Dome Gathering, LLLP (“SDG”). In addition, EMR will assume all liabilities associated with the Assets, except for environmental liabilities arising from the period prior to April 1, 2011.

The consideration was USD 9,565,000 and 125,000,000 free trading EMR ordinary shares. Further, NFEI received certain undertakings relative to liquidity and value with respect to the shares of EMR as part of the purchase price.

Denver Julesberg Basin

On June 4, 2010, the Company entered into a Purchase and Sale Agreement with Carrizo Oil & Gas, Inc. (“Carrizo”) to sell its interest in certain oil and gas leases (the “Leases”) in the DJ Basin in Weld and Morgan Counties, Colorado. The Company received proceeds of approximately $5.0 million (net of related deal expenses) from the sale of the interest in the Leases.

Amazon Prospect

On September 1, 2010 (effective date of April 1, 2010), we entered into a Joint Exploration Agreement (the “Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), whereby we will participate as a ten-percent (10%) working interest owner in the shooting, processing and interpretation of a 70 square mile 3-D seismic survey, the generation of prospects, the acquisition of leases, and the exploration, development and production of oil and gas prospects generated from the 3-D seismic in the Amazon Prospect in the Calcasieu and Jefferson Davis Parishes in Louisiana.

Series C Convertible Preferred Stock

Effective December 1, 2009, the 216,000 outstanding shares of Series C Preferred Stock converted into an aggregate 34,099,265 shares of common stock pursuant to the automatic conversion provisions of the Series C Preferred Stock.

Our Oil and Gas Operations

Denver Julesberg Basin

Commencing in the fall of 2007 through the fall of 2008 we acquired leases for approximately $578,000 in the DJ Basin located in Northeast Colorado from approximately 35 interest owners. On June 4, 2010, we entered into a Purchase and Sale Agreement with Carrizo. The significant terms are as follows;

•
Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing (the “Drilling Period”) on the sale of the interest in the Leases and carry the Company for a 33 1/3% working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement).  In the event that Carrizo fails to commence the drilling of the three Carry Wells during the Drilling Period, the Leases (except for 640 acre tract associated with any wells that have been drilled) shall be reassigned back to the Company,

•
if Carrizo commences drilling three Carry Wells before the end of the Drilling Period, the Company has the option to re-acquire an undivided 1/3 working interest in the Leases.  To reacquire the 1/3 working  interest in the Leases, the Company shall pay 1/3 of to the total amount Carrizo paid to the Company to acquire the interest in the Leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

•
the Company and Carrizo entered into an AMI Agreement whereby the Company and Carrizo agreed to create an area of mutual interest in all governmental sections within which the Company owns Leases as of June 4, 2010 (subject to certain exclusions) (the “AMI Territory”). Pursuant to the AMI Agreement, the Company and Carrizo granted the other party the option acquire its proportionate interest, (33 1/3 in the case of the Company and 66 2/3 in the case of Carrizo) in any oil and gas leases and other interests in the AMI Territory.

The Company received an initial advance from the sale of the interest in the Leases of approximately $5.5 million and received an additional $50,307 upon verification of certain Leases. The Company treated this transaction as a sale of a partial interest in an unproved property. When a transaction in which an entity sells oil and gas properties and agrees to repurchase the properties with a repurchase price equal to the original sales price, a financing arrangement exists. Therefore, the Company recorded a gain on sale to the extent that two-thirds of the proceeds ($3.7 million) are recognized as proceeds received and treated the remaining one-third ($1.8 million) as a financing arrangement, resulting in $1.8 million being reflected as a deferred gain on the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows at February 28, 2011.

If this option is exercised, the Company will tender $1.8 million, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period to Carrizo in exchange for a 33 1/3 interest assignment in the Leases, which will satisfy the contingent liability. However, if the option expires unexercised, the Company will recognize an additional $1.8 million as a gain on sale of unproved property. The Company recorded a gain of in the consolidated statement of operations of $2.7 million related to this sale.

As of February 28, 2011 and 2010, there were no wells drilled within this area and there are no proved reserves.

On May 2, 2011, Carrizo commenced drilling the Orlando Hill 26-44-8-1 well. This well is a horizontal well targeting the Niobrara formation with an estimated total depth of approximately 7,000 feet and an estimated lateral length of approximately 3,500 feet. The estimated capital cost of this well through completion is approximately $4.4 million.

Amazon Prospect

During fiscal year ended February 28, 2011, the majority of activity in the Amazon Prospect consisted of title research, obtaining seismic permits, executing lease options, drilling seismic shot holes and shooting and recording. The recording of the data will continue until the final source points are acquired. Once the final source point is acquired then the processing of the data can be processed and made available for interpretation. We estimate that the interpretation will occur throughout fiscal year ended February 28, 2012.

There have been no wells drilled on this acreage as of February 28, 2011.

Greater Green River Basin (Discontinued operations)

Prior to April 1, 2011, the acreage in the Greater Green River Basin that we held was primarily made up of the Slater Dome Field and the Focus Ranch Unit. The Slater Dome Field is comprised of approximately 33,000 gross acres (approximately 18,000 net acres) and the Focus Ranch Unit consists of approximately 33,000 gross acres (approximately 25,000 net acres) adjacent to and southeast of the Slater Dome Field in northwest Colorado. We had an approximately 53% working interest in the Slater Dome Field and an approximately 80% working interest in the Focus Ranch Unit.

On August 10, 2009, we entered into a Participation Agreement (the “Participation Agreement”) with Entek GRB LLC (“Entek”) under which Entek agreed to purchase certain assets for $1.0 million and spend up to an additional $11.5 million over three years on exploration and development within this approximately 66,000 gross acres (the “Underlying Leases”) to earn up to 55% of our interest in the Underlying Leases and certain of our other assets, including the partnership interests in SDG (collectively the “Assets”). We also created an area of mutual interest (the “Area of Mutual Interest”) in all lands located in Routt County, Colorado, Moffat County, Colorado, Sweetwater County, Wyoming, and Carbon County, Wyoming. Pursuant to the Area of Mutual Interest, Entek shall be entitled to participate for up to 55% in any additional interest acquired within the Area of Mutual Interest by us and we shall be entitled to participate for up to 45% in any additional interest acquired within the Area of Mutual Interest by Entek.

Entek has the right to participate in the exploration and development of the Underlying Leases, and the right to earn assignments of interests in the Assets in three phases. On August 10, 2009, Entek irrevocably committed to expend $3.0 million (the “Phase 1 Funds”) to earn 16.25% (the “Phase 1 Interests”) of the Company’s interest in the Assets. Between the first anniversary date and the second anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend $4.0 million (the “Phase 2 Funds”) and earn an additional 16.25% (the “Phase 2 Interests”) of the Company’s interest in the Assets. Between the second anniversary date and the third anniversary date of the Participation Agreement, Entek has the right but not the obligation to expend approximately $4.5 million (the “Phase 3 Funds”) and earn an additional 18.4375% (the “Phase 3 Interests”) interest in the Assets. If during any Phase, Entek fails to expend an amount equal to or greater than the threshold amount for the respective Phase period, then Entek shall have the right, but not the obligation, within 10 days after the end of the Phase period to deposit the difference between the Phase threshold amount and the amount expended into a segregated account in order to earn the full interest in the Phase. The amounts deposited into the segregated account shall be expended in the following work program.

All of our rights and obligations under this Participation Agreement were assigned to EMR on April 30, 2011, effective April 1, 2011, as part of the Purchase and Sale Agreement between NFEI and EMR.

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

On June 15, 2007, we acquired real property in Steamboat Springs, CO (the “Steamboat Property”). The purchase price for the Steamboat Property was $1,175,000. In connection with the purchase of the Steamboat Property, we entered into a five-year mortgage in the principal amount of $881,250 (the “Steamboat Mortgage”), which had an interest rate of 7.56% per annum. The Steamboat Mortgage required equal monthly payments during the term of the mortgage in the amount of $8,256, with the balance of $698,604 due on June 14, 2012. The Steamboat Mortgage terms were modified on February 26, 2009, whereby the maturity date was changed to September 1, 2009.

Effective July 7, 2009, we transferred legal title to the Steamboat Property to our former President and CEO, as nominee, to facilitate the refinancing of the Steamboat Property. On July 7, 2009, the former President and CEO, as nominee for the Company, entered into a new mortgage in the amount of $635,000 (the “New Steamboat Mortgage”). The New Steamboat Mortgage had a one year term, due July 6, 2010, and accrued interest at the rate of prime plus 400 basis points with a floor of 10% and was collateralized by the Steamboat Property. As a condition of the New Steamboat Mortgage, interest in the amount of $63,500 was prepaid. We retained equitable ownership of the Steamboat Property and the accompanying consolidated financial statements reflect the rights and responsibilities of ownership, including the obligation under the New Steamboat Mortgage.

In June 2010, we executed a Quit Claim Deed with the former President and CEO to transfer the legal title to the Steamboat Property back to us and paid off the remaining outstanding balance on the Steamboat Mortgage of $633,962 ($1,058 of prepaid interest was refunded and credited against the principal balance of $635,000). We are actively seeking to sell the Steamboat Property and have engaged a real estate broker to find a buyer. This asset is classified as held for sale in our consolidated financial statements and is recorded at fair market value less estimated selling costs.

Oil and Gas Data

Proved Reserves

At February 28, 2011 and 2010, we had no proved reserves.

Productive Wells

Productive wells are wells that are currently producing or are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes, including gas wells awaiting pipeline connections to commence deliveries.

As of February 28, 2011 and 2010, we had no productive wells.

Drilling Activity

There were no wells drilled during fiscal years ended February 28, 2011 and 2010.

Leases

The following table sets forth information as of February 28, 2010 relating to our leasehold acreage.

Basin / Area	Developed Acreage (1) (Gross / Net)	Undeveloped Acreage (2) (Gross / Net)
Amazon Prospect	- / -	- / -
Denver Julesberg Basin (3)	- / -	- / -
Total	- / -	- / -

(1)	Developed acres are acres spaced to and assigned to productive wells within proved acreage. We had no proved reserves at February 28, 2010 and 2009.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acres contains proved reserves.

(3)	If we exercise our option to reacquire an undivided 1/3 working interest in the Leases, our net acres will be approximately 3,800 acres.

Operations

Carrizo is the operator of the DJ Basin in Colorado and Yuma is the operator of the Amazon Prospect in Louisiana. Carrizo and Yuma, as the operators of these properties, have control over the management of operations and make decisions regarding expenditures on these properties. Decisions made by these operators may affect our capital requirements and subject us to financial penalties for failure to comply.

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

We currently do not have any production of oil or natural gas hydrocarbons from any of our properties. However, based on the areas where our operations are conducted we believe that we would not be dependent upon any one customer based on the current demand for oil and natural gas, and the availability of other purchasers.

Seasonality

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

Seasonal weather conditions limit our drilling and producing activities and other oil and natural gas operations. These seasonal anomalies can limit our ability to conduct our proposed operations and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

Risks Related To Our Business

We have a limited operating history.

We were formally organized in January 2000 and did not commence operation in the oil and gas industry until February 2001. We began producing gas in June 2005 but have had a limited history of producing oil and gas.  As a result, there is a limited history of production or generating revenue against which to compare our revenues during the fiscal year ended February 28, 2011.

We have recently been relying on the sale of assets in order to raise cash

Since approximately August of 2009, a principal activity has been to farm out our oil and gas assets for cash, or most recently, the outright sale of all of our GRB assets for cash and other reasonably liquid assets. At the present time we do not act as the operator with respect to any of our oil and gas assets. As a result of this activity, our balance sheet has improved dramatically, however we have only a limited oil and gas asset base from which to generate revenues from operations in the near term. Management expects to utilize our cash to acquire and/or develop additional oil and gas assets in the near to medium term or to invest in opportunities outside the oil and gas industry. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such properties at reasonable prices or that we will have sufficient capital to finance the further development of these properties. As a result of our dependence on a limited number of properties, we may be disproportionately exposed to the impact of delays or interruptions of production or increased expenses caused by significant governmental regulation, curtailment of production or interruption of transportation for the hydrocarbons we hope to produce. Our substantial dependence on a limited number of properties for cash flow increases the risk of our future success.

We cannot control the activities on properties we do not operate.

We do not operate any of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues or could create a liability for us for the operator’s failure to properly maintain the well and facilities and to adhere to applicable safety and environmental standards. With respect to properties that we do not operate:

•	the operator could refuse to initiate exploration or development projects;

•	if we proceed with any of those projects the operator has refused to initiate, we may not receive any funding from the operator with respect to that project;

•	the operator may initiate exploration or development projects on a different schedule than we would prefer;

•
the operator may propose greater capital expenditures than we wish, including expenditures to drill more wells or build more facilities on a project than we have funds for, which may mean that we cannot participate in those projects or participate in a substantial amount of the revenues from those projects; and

•	the operator may not have sufficient expertise or resources.

Any of these events could significantly and adversely affect our anticipated exploration and development activities.

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

We have not obtained an independent reserve report of oil and gas reserves for the fiscal years ended February 28, 2011 and 2010.

We internally analyzed our reserves and based upon the existing price of natural gas and the costs required to drill new wells or conduct operations, we determined that at February 28, 2011 and 2010, there were no recoverable reserves. We did not obtain an independent reserve report at February 28, 2011 or 2010. As such, there is no way to determine the financial viability of our properties or the amount of oil and gas that may be recoverable.  Investors in the Company’s securities must be willing to accept the risk that the Company does not have available for review a reserve report that may provide an indication of the amount of oil and gas that may be recoverable from our properties.

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

During the fiscal years ended February 28, 2011 and 2010, we incurred impairment of our oil and gas properties in the amount of $0 and $7.0 million, respectively.  Accounting rules require that we review periodically the carrying value of our oil and natural gas for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.  A write-down constitutes a non-cash charge to earnings.  We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the periods taken.

Drilling for and producing crude oil and natural gas is governed by a number of federal, state and local laws and regulations, including environmental regulations, which are beyond our control.

Many aspects of gathering, processing, marketing and transportation of crude oil and natural gas are subject to federal, state and local laws and regulations, which can have a significant impact upon overall operations.  Both transportation and storage of natural gas by interstate pipelines and the rates charged for such services are subject to the jurisdiction of FERC or state regulatory agencies.  The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect the financial position or results of operations and may be subject to FERC.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Niobrara. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. Sponsors of bills currently pending before the U.S. Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Proposed legislation would require, among other things, the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings against producers and service providers. In addition, these bills, if adopted, could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating and compliance costs and additional regulatory burdens that could make it more difficult or commercially impracticable to perform hydraulic fracturing, delaying the development of unconventional oil and gas resources from unconventional resource plays which are not commercial without the use of hydraulic fracturing. Additionally, the EPA has commenced a comprehensive research study to investigate the potential adverse environmental impacts of hydraulic fracturing, including on water quality and public health, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. The initial EPA study results are expected to be available in late 2012.

President Obama’s 2011 Fiscal Year Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial position and results of operations.

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

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas properties. However, our reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition.  However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well or property, and environmental problems, such as ground water contamination are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.  Any losses incurred as a result could have a material adverse effect upon the Company and its results of operations.

Our drilling activities and prices we will receive from the sale of oil and gas products may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the oil and gas products we will sell and may impose taxes on our drilling activities.  Recently, there has been a significant amount of discussion by legislators concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur.  Any significant increase in taxes on our oil and gas products or operations may have a material adverse effect upon our drilling activities, oil and natural gas prices and our results from operations.

Our results of operations will be dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control.

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

The oil and gas industry involves many operating risks that can cause substantial losses.

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

We have identified Material Weaknesses in our Internal Controls over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include management's assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. A material weakness is defined as a significant deficiency or combination of significant deficiencies that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. In connection with the preparation of this Annual Report, management of the Company identified material weaknesses in the Company's internal controls over financial reporting. Because of these material weaknesses, there is heightened risk that a material misstatement of our financial statements will not be prevented or detected. We intend to take steps to remediate our material weaknesses, including hiring additional accounting and finance personnel and engaging consultants, but we cannot assure you that our efforts to remediate these internal control weaknesses will be successful, that similar material weaknesses will not recur or that we will not identify new material weaknesses. In the event that we do not adequately remedied these material weaknesses, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources and could compromise our ability to run our business effectively, could cause investors to lose confidence in our financial reporting and could have a material adverse effect upon the Company and could result in a reduction in the price of our common stock.

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

We have a large number of shares eligible for future sale. Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. As of May 13, 2011, there were 68,674,121 shares of our common stock outstanding and 17,860 shares of our $0.001 par value Series B 12% Cumulative Convertible Preferred Stock (“Series B preferred stock”) issued and outstanding. If all of the Series B preferred stock, warrants and options to acquire shares of our common stock we currently have outstanding were converted into shares of common stock or were exercised, we would have to issue an additional 13,187,820 shares of our common stock for a then total of 81,861,941 shares of our common stock issued and outstanding.  Further, as of May 13, 2011, our officers and directors or their affiliates own 37,845,381 shares of our common stock, or 55% of our currently outstanding shares of common stock that may be sold pursuant to Rule 144.  Further, we may issue up to 10,000,000 shares of our common stock under the 2007 Omnibus Long Term Incentive Plan.  As a result, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock.

The trading price of our Common Stock on has fluctuated, and will likely continue to fluctuate significantly.

Since June 4, 2004, our common stock has traded as low as $0.06 and as high as $3.25. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  In addition to the volatility associated with pink sheet securities in general, the value of your investment could decline due to the impact of any of the following factors, or other factors not set forth herein, upon the market price of our Common Stock:

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

The oil and natural gas industry is capital intensive. To date, we have financed capital expenditures primarily with sales of our equity securities and debt financing or by the sale of existing assets. To accomplish our plan of operations, we may be required to seek additional financing. There can be no assurance as to the availability or terms of any additional financing.   The failure to obtain additional financing could result in a curtailment of our operations, which in turn could lead to a possible loss of properties.

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

Our Series B Preferred Stock pays cumulative preferred dividends equal to 12% per year, provides a preference in payment of dividends, redemption and liquidation over the Common Stock and Series B Preferred Stock will, upon conversion, have all of the rights of our Common Stock. As of February 28, 2011, we had an aggregate of accrued and unpaid dividends totaling $1,178,893.  Our Board of Directors has the authority to issue additional preferred stock, which could discourage potential takeover attempts or could delay or prevent a change in control through a merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Control by Management.

As of April 4, 2011, Iris Energy Holdings, Limited (“Iris Energy”) owns approximately 55% of our issued and outstanding shares of common stock.

Mr. Escher, a director, is the sole director of Iris Energy and exercises voting and dispositive power of the securities owned by Iris Energy, therefore Iris Energy and Mr. Escher are able to influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.  Further, the interests of Iris Energy may or may not be different than the interests of the other shareholders.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

In the period from June 4, 2004, until February 20, 2010, shares of our Common Stock were traded on the Over-the-Counter Bulletin Board under the symbol “NFEI.OB.”  As of February 21, 2010, our common stock became subject to quotation on the pink sheets under the symbol “NFEI.PK”.

The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years on a quarterly basis, as quoted by yahoo finance. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

Quarter Ended	High	Low
February 28, 2011	$0.25	$0.06
November 30, 2010	$0.21	$0.12
August 31, 2010	$0.21	$0.09
May 31, 2010	$0.15	$0.09
February 29, 2010	$0.30	$0.13
November 30, 2009	$0.30	$0.16
August 31, 2009	$0.45	$0.31
May 31, 2009	$0.45	$0.13
February 28, 2009	$0.57	$0.23
Holders

On April 4, 2011 the closing price of our Common Stock was $0.17, and we had approximately 1,721 shareholders of record.

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

Securities Authorized For Issuance Under Compensation Plans

The table set forth below presents the securities authorized for issuance with respect to the 2003 Plan and the 2007 Plan under which equity securities are authorized for issuance as of February 28, 2011.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity Compensation Plans approved by security holders	-	$-	10,000,000
Equity Compensation Plans not approved by security holders	6,308,333	$1.17	-
Total	6,308,333	$1.17	10,000,000

Recent Sales of Unregistered Securities

The Company has no recent sales of unregistered securities that have not been previously disclosed.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K.  The selected financial data as of February 28, 2011 and February 28, 2010, and for each of the fiscal years then ended and have been derived from our financial statements which have been audited by our independent auditors included elsewhere in this Form 10-K.  The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	February 28, 2011	February 28, 2010
Revenue	$15,700	$12,291
Operating expenses	3,764,017	5,823,938
Loss from operations	(3,7,48,317)	(5,811,647)
Other income (expense), net	2,804,983	3,292,591
Net loss from continuing operations	(943,334)	(2,519,056)
Discontinued operations	(125,415)	(7,970,785)
Net loss attributable to New Frontier Energy, Inc.	(1,068,749)	(10,489,841)
Preferred stock dividends	(224,454)	(623,843)
Net loss attributable to common shareholders	$(1,293,203)	$(11,113,684)

Weighted average shares outstanding	68,327,901	26,164,772
Basic and diluted net loss per share – continuing operations	$(0.02)	$(0.12)
Basic and diluted net loss per share	$(0.02)	$(0.42)

Working capital	$342,356	$(1,481,605)

Cash and cash equivalents	$3,305,075	$850,202
Total assets	$9,343,993	$8,774,609
Current liabilities	$3,349,325	$3,480,242
Long-term liabilities	$2,331,766	$557,000
Total Shareholders’ equity	$3,662,902	$4,737,367

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion in this item, as well as in other items in this report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described above in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be materially wrong. Any forward-looking statements made in this report speak only as of the date of this report. We undertake no duty or obligation to update or revise any forward-looking statement or to publicly disclose any update or revision for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

Business Overview

Currently, we are a Colorado based independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. Our operations are conducted entirely in the continental United States, where we hold non-operated interests in DJ Basin in Colorado and Amazon Prospect in Louisiana. Our strategy is to deliver net asset value per share growth to our investors via attractive investments within or outside the oil and gas industry. Our focus in meeting the goal of building shareholder value in the oil and gas industry is on the successful execution of exploration for and development of onshore plays in the United States through strategic partnerships. We believe that we will be able to create long-term value for our shareholders by targeting low to medium risk projects that offer repeatable success allowing for meaningful production and reserve growth. We do not and do not intend to operate any of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our ability to be successful in finding reserves and could create a liability for us for the operator’s failure to properly operate the project and adhere to applicable safety and environmental standards.

Previously, we had operations in the Green River Basin. However on February 16, 2011, our board of directors approved a plan to sell these assets, which represented a significant portion of our oil and gas exploration assets, including our gas gathering pipeline company. The board of directors adopted this plan in conjunction with the Company entering into a Memorandum of Understanding (“MoU”) with Emerald GRB, LLC (“EMR”), a wholly-owned subsidiary of Emerald Oil and Gas NL (“Emerald Australia”), a publicly traded company whose shares trade on the Australian stock exchange. We completed and closed this transaction with EMR on April 30, 2011 (“Closing Date”).  The consideration was USD 9,565,000 and 125,000,000 free trading EMR ordinary shares. Further, we received certain undertakings relative to liquidity and value with respect to the shares of EMR as part of the purchase price.

The significant terms under the Purchase and Sale Agreement are as follows; we assigned all of our leasehold interests located within Routt and Moffat counties, Colorado, and Carbon and Sweetwater Counties, Wyoming, we sold any equipment or property used in connection with any oil and gas operations related to the assigned leases, we assigned our rights and claims under that certain Participation Agreement (as amended) between NFEI and Entek GRB, LLC (“Entek”) dated on or about August 10, 2009, all claims against Slater Dome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and all claims against Slater Dome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and our limited partnership and general partnership interest in SDG. In addition, EMR assumed all liabilities associated with the assets, except for environmental liabilities arising from the period prior to April 1, 2011.

This transaction had a significant effect on our consolidated financial statements. All of our oil and natural gas production revenues and gas gathering revenues have historically been generated from these assets, and due to this transaction our results of operations related to these assets have been reclassified for all periods presented to reflect the operating results as discontinued operations. In addition, a significant portion of our oil and gas assets and certain liabilities have been reclassed as held for sale.

Results of discontinued operations for the years ended February 28, 2011 and 2010 were as follows:

	February 28,
	2011	2010
Oil and gas production revenue	$133,483	$268,124
Gathering and operating revenue	391,153	165,878
Total oil and gas revenue	524,636	434,002

Loss from discontinued operations, before income taxes	(125,415)	(7,970,785)
Income tax benefit (expense)	-	-

Loss from discontinued operations	$(125,415)	$(7,970,785)

During fiscal years ended February 28, 2011 and 2010, there was a net loss from discontinued operations of $125,415 and $7.4 million. In the current year the net loss is primarily attributed to lower production volumes related to the GRB oil and gas producing assets and the primary result for the net loss in the previous year can be attributed to a $7.0 million impairment recorded against the oil and gas properties in GRB.

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheet at February 28, 2011 and 2010:

	February 28,
	2011	2010
Current Assets:
Accounts receivable, net of allowance	$169,639	$909,268

Property and Equipment:
Oil and gas gathering facilities, net of accumulated DD&A	1,882,457	2,012,949
Unproved oil and gas properties, net of accumulated DD&A	2,534,276	3,331,265
Other property and equipment, net of depreciation and amortization	18,384	18,384
Total property and equipment	4,435,117	5,362,598

Assets of discontinued operations held for sale	$4,604,756	$6,271,866

Current liabilities:
Accounts payable and accrued expenses	$71,482	$745,767
Revenue payable	159,397	437,528
Production and property taxes	63,877	62,980
Current liabilities of discontinued operations held for sale	$294,756	$1,246,275

Noncurrent liabilities
Asset retirement obligation	85,000	77,000
Total Liabilities of discontinued operations held for sale	$379,756	$1,323,275

Results of Operation

Year Ended February 28, 2011, Compared to the Year Ended February 28, 2010:

Due to the recent sale of the Green River Basin assets, our oil and gas activity is related to our non-operated interests in the Amazon Prospect in Louisiana and DJ Basin in Colorado. In September 2010, we entered into a Joint Exploration Agreement with Yuma Production Company, Inc. (“Yuma”) as a ten-percent (10%) working interest owner in the shooting, processing and interpretation of a 70 square mile 3-D seismic survey. In June 2010, we entered into a Purchase and Sale Agreement with Carrizo Oil and Gas, Inc. (“Carrizo”), whereby Carrizo must drill not less than three Carry Wells (as defined in the Purchase and Sale Agreement) in the 18 months following the closing on the sale of the interest in the Leases and carry us for a 33 1/3 percent (33.3%) working interest in each of these wells (subject to adjustment as provided in the Purchase and Sale Agreement). Drilling of the first carry well commenced in May 2011.

Our oil and gas revenues during fiscal years ended February 28, 2011 and 2010 were derived from royalty interests that we own in certain wells located in Wyoming. These revenues increased during 2011 by $3,409 or 28% compared to the prior year due to increased pricing.

Our operating expenses are made up of exploration costs, general and administrative costs, depreciation and amortization, and impairment and abandonment costs. The following table presents our operating expenses as of February 28, 2011 and 2010:

	February 28,		Change
	2011	2010	$$$'s	%
Operating expenses:
Exploration costs	1,061,794	-	1,061,794	100%
General and administrative expense	2,568,872	5,436,472	(2,867,600)	(52.7%)
Depreciation and amortization expense	36,108	79,067	(42,959)	(54.3%)
Impairment and abandonment expense	97,243	308,399	(211,156)	(68.5%)
Total operating expenses	3,764,017	5,823,938	(2,059,921)	(35.4%)

Exploration costs were $1,061,794 during the fiscal year ended February 28, 2011, as compared to $0 during the fiscal year ended February 28, 2010. In 2011, we incurred $1,038,594 of costs related to the Amazon 3-D seismic project, which was primarily related to permitting, surveying and drilling shot locations. We incurred $23,200 of costs related to the DJ Basin, which were attributed to our share of delay rentals. All of the exploration costs incurred in the previous year were related to our Green River Basin assets that are now categorized as discontinued operations as explained above.

Our general and administrative expenses decreased approximately $2.8 million or 53% to $2.6 million in fiscal year ended February 28, 2011, compared to $5.4 million during the fiscal year ended February 28, 2010. Our general and administrative expenses include both cash and non-cash charges. The decrease can be primarily attributed to non-cash charges, which decreased $4.0 million offset by an increase in cash charges of $1.2 million compared to the prior year. The major components of the non-cash and cash charges are as follows.

Our non-cash charges included in general and administrative expense are comprised of stock-based compensation. We recorded $0.2 million of stock-based compensation during fiscal year ended 2011, compared to $4.2 million during fiscal year ended 2010, a decrease of $4.0 million or 96%. The major components of our cash general and administrative expenses include professional fees, consulting fees, employee compensation and general office expense. Our cash general and administrative costs increased $1.2 million to $2.4 million during fiscal year ended 2011, compared to $1.2 million during fiscal year ended 2010. This increase can be primarily attributed to a bonus awarded to our President and CEO of $1.6 million offset by a decrease in professional fees, consulting fees and employee compensation (excluding bonuses) of $0.4 million.

Depreciation and amortization expense decreased $$42,959 or 54% to $36,108 during the fiscal year ended February 28, 2011, compared to $79,067 during the fiscal year ended February 28, 2010. The primary reason for this decrease is related to our Steamboat Property, which we stopped depreciating at the end of the fourth quarter of fiscal year ended February 28, 2010 due to this asset being held for sale. Depreciation expense remained flat year over year if we remove the expense related to the Steamboat Property from the prior year.

We recorded impairment and abandonment expense of $97,243 and $308,399 during the fiscal years ended February 28, 2011 and 2010, respectively. This represented a decrease of $211,156 or 68.5%, comparing the current year to the prior year. During the current year we disposed of certain corporate assets, which we recorded as abandonment expense of approximately $46,000 and the remaining $51,000 was recorded as impairment expense related to the Steamboat Property (asset held for sale), which is recorded at the lower of cost or market less selling expenses. During the same period in the previous year, we recorded impairment expense of $260,000 related to the Steamboat Property (asset held for sale), which is recorded at lower of cost or market value less selling expense and we recorded an additional $48,399 related to our inventory on hand, which is recorded at the lower of cost or market.

Our other income (expense) includes the change in fair value of financial derivative instruments, gains on sales of assets and other. The following table represents the components of other income (expense):

	February 28,
	2011	2010	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$90,000	$3,260,000	$(3,170,000)	(97%)
Gain from sale of assets	$2,703,437	$18,342	$2,685,095	***
Other	$11,546	$14,249	$(2,703)	(19%)
Total other income	$2,804,983	$3,292,591	$(487,608)	(15%)
*** The percentage (%) change is not meaningful

The change in fair value of derivative instruments is based on our Series B and Series C Preferred stock, which contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”) requiring the embedded conversion feature to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. During fiscal years ended February 28, 2011 and 2010, the fair value of the derivative liability decreased resulting in a gain being recorded in the consolidated statement of operations of $90,000 and $3.2 million, respectively. The primary reason for the change in valuation from the comparative periods is due to the conversion of the Series C Preferred stock on December 1, 2009, and the fluctuation in the closing price of our common stock.

During fiscal years ended February 28, 2011 and 2010, we recognized gains from the sales of assets of $2.7 million and $18,342, respectively. During the current year we received proceeds of $5.0 million from Carrizo, net of transaction costs related to the termination of a 2-D seismic licensing agreement with a third party, which required a one-time termination payment of $500,000, for the sale of our interest in the leases located within the DJ Basin in June 2010. Pursuant to the agreement we have the option to re-acquire an undivided 1/3 working interest in the leases, whereby, we shall pay 1/3 of to the total amount Carrizo paid to acquire the interest in the leases plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period.

In accordance with accounting standards generally accepted in the United States, we treated this option as a financing arrangement and recorded a gain on sale to the extent that two-thirds of the proceeds ($3.7 million) are recognized as proceeds received. The remaining one-third was treated as a financing arrangement, resulting in $1.8 million being reflected as a deferred gain on the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows.

If this option is exercised, we will tender $1.8 million, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the leases to Carrizo in exchange for a 33 1/3 interest assignment in the leases, and if the option expires unexercised, we will recognize an additional $1.8 million gain on sale of unproved property.

Other income was consistent with the prior year, decreasing only $2,703 or 19%. Other income includes interest income, interest expense and miscellaneous items.

We charged dividends on the Series B Convertible Preferred Stock of approximately $224,000 and $213,000 during fiscal years ended 2011 and 2010, respectively to the loss attributable to common shares. We charged dividends on the Series C Preferred Stock of $0 and $411,000, respectively to the loss attributable to common shares during the fiscal years ended February 28, 2011 and 2010. The decrease in dividends on the Series C Preferred Stock is due to the automatic conversion of the Series C Preferred Stock during the fiscal year ended February 28, 2010.

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

On June 4, 2010, we completed a Purchase and Sale Agreement with Carrizo to sell our interest in certain leases in the DJ Basin.  We received proceeds of approximately $5.0 million (net of related transaction costs) from the sale of the interest in the Leases.

On April 30, 2011, we completed a Purchase and Sell Agreement with Emerald GRB, LLC (“EMR”), whereas we will sell certain of our assets within the Green River Basin, including the gas gathering pipeline company. We received consideration of USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (valued at AUD 0.052 at closing).

Our working capital improved $1.8 million to $0.3 million during fiscal year ended 2011, as compared to negative working capital of $1.5 million in the prior year. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities.  Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs until at least February 28, 2012.

The following table summarizes the Company’s cash flows from operating, investing and financing activities and the amounts and percentage changes between years. The following analysis should be read in conjunction with our consolidated financial statement of cash flows.

	February 28, 2011	February 29, 2010	Increase (Decrease)
Net cash used in operating activities - continuing operations	$(1,758,165)	$(1,176,085)	$(582,080)
Net cash provided by (used in) operating activities - discontinued operations	$53,148	$(617,106)	$670,254
Net cash provided by investing activities – continuing operations	$3,204,553	$(781,309)	$3,985,862
Net cash provided by investing activities – discontinued operations	$11,260	$1,211,641	$(1,200,381)
Net cash provided by financing activities	$944,077	$1,356,586	$(412,509)

Cash Flow from Operating Activities

Cash used in operating activities from continuing operations decreased $0.6 million to $1.8 million during fiscal year ended February 28, 2011, compared to $1.2 million used during fiscal year ended February 28, 2010. This is the result of increased exploration activities, which were $1.1 million in the current year compared to $0 in the previous year, and paying down our accounts payables and accrued expenses.

Net cash used in discontinued operations increased $0.7 million in the current year, compared to the prior year. This increase is primarily attributed to the collection of outstanding receivables and increased gas gathering income from the pipeline company that we previously operated.

Investing Activities

During fiscal years ended February 28, 2011, investing activities from continuing operations provided cash of $3.2 million compared to $0.8 million of net cash used in investing activities from continuing operations during fiscal year ended February 28, 2010. The increase can be primarily attributed to the sale of the DJ Basin in June 2010, which provided proceeds of $5.0 million, net of related transaction costs, of which $1.8 million of these proceeds received have been deferred and reflected as a financing activity in the statement of cash flows (See ”Our Oil and Gas Operations” above).

Net cash provided by investing activities – discontinued operations during fiscal years ended February 28, 2011 and 2010 were $11,260 and $1.2 million. During the current fiscal year, we acquired approximately $194,000 of leasehold costs in the Slater Dome Field, which was offset by proceeds received from Entek related to the Participation Agreement.  In the previous year net cash provided by investing activities – discontinued operations was primarily attributable to the initial asset purchase payment of $1.0 million related to the Participation Agreement that we entered into with Entek (See discussion in “Our Oil and Gas Operations” above for further details).

Financing Activities

During fiscal years ended February 28, 2011 and 2010, financing activities provided cash of $0.9 million and $1.4 million, respectively representing an increase of $0.4 million. During fiscal year ended February 28, 2011, we made principal payments on our then outstanding notes payables of $0.8 million, which was offset by $1.9 million of proceeds received from the sale of the DJ Basin assets (See Note 2 - Acquisitions, Divestitures, and Assets Held for Sale).

During fiscal year ended February 28, 2010, we made a principal payment of $0.2 million on the NRGG note payable and a principal payment of $0.2 million on the Steamboat Mortgage. These cash outflows were offset with the sale of 18,000,000 shares of common stock, including 14,500,000 to affiliates of one of our directors, realizing gross proceeds from the sale of $1.8 million.

During fiscal years ended February 28, 2011 and 2010, we made dividend payments on certain Series B Preferred shares of $76,000 and $5,000 upon notification of conversion from the holders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of February 28, 2011.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

For fiscal years ended February 28, 2011 and 2010, month-to-month office facilities rental payments charged to expense were approximately $39,975 and $30,600, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases are approximately $31,300 as of fiscal year ended February 28, 2011.

As of February 28, 2011, the Company does not have any office facility leases in effect for 2012 and beyond.

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

We currently do not have any reserves, but we believe the estimate will be critical in the future periods.

Revenue Recognition

We derive our revenue from the sale of produced natural gas and crude oil. Revenue is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title transferred and if the collectability of the revenue is probable. Gas revenue is recorded using the sales method. Under this method revenue is recognized based on actual volumes of gas sold to purchasers. We may sell more or less than our entitlement share of the volumes produced, in which case a liability is recorded and the revenue is deferred if aggregate sales from the property exceed our share of total reserves in place. We had no significant gas imbalances at February 28, 2011.

Oil and Gas Producing Activities.

We follow the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether those wells are successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Depletion, depreciation and amortization (“DD&A”) of capitalized costs related to proved oil and gas properties is calculated on a well-by-well basis using the units-of-production method based upon proved reserves. Oil and gas facilities, which include compressors, gathering lines and water transfer and discharge equipment, and the natural gas gathering pipeline are depreciated straight-line over the estimated useful lives of the assets which range from seven to twenty years. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the anticipated proceeds from salvaging equipment.

Impairment of Proved and Unproved Properties.

Proved producing oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by our management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing for the first five years, adjusted for basis differentials and at the end of the first five years a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. We had no proved oil and gas reserves or proved oil and gas property costs at February 28, 2011 and 2010, therefore no provision for impairment was recorded for proved oil and gas properties.

An impairment write down is recorded on unproved property when we determine that either the property will not be developed or the carrying value is not realizable. For fiscal years ended February 28, 2011 and 2010, we recorded a provision for impairment for its unproved property of $0 and $7.0 million, respectively, which is included in discontinued operations.

Share Based Compensation.

We estimate the fair value of share-based payment awards made to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Asset Retirement Obligations.

We recognize an estimated liability for future costs associated with the abandonment of oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in oil and gas properties in the accompanying consolidated balance sheets. We deplete the amount added to proved oil and gas property costs and recognize expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

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

Item 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On April 9, 2010, New Frontier Energy, Inc. (the “Company”) dismissed Stark Winter & Co., LLP (“Stark Winters”) as its independent registered public accounting firm.

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

Item 9A.     Controls and Procedures

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

Management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures determined that, because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of February 28, 2011.

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

As of February 28, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2011, and that a material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2011:

Inadequate Staffing And Supervision Within Our Accounting Operations

The relatively small number of accountants who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the fiscal year ended February 28, 2011, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As we had only one full time employee, we also do not have a sufficient compliment of personnel with appropriate training and experience in generally accepted accounting principles (GAAP) and SEC reporting to fully address complex financial reporting matters.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samyak Veera	36	Chief Executive Officer, President Chairman and Director
Michel Escher	38	Director
Tristan R. Farel	41	Treasurer and Chief Financial Officer

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

R. Michel B. Escher, has served as the Director and Chief Operating Officer of Fidesco Trust Corporation, a company that manages the assets of the trusts and foundations in St. Kitts and Nevis since 2003. Mr. Escher has also served as the founder and director of Swissrealty Pro Limited, a real estate development, sales and property management company in St. Kitts and Nevis since 2003.  From 2001 to 2003, Mr. Escher was the vice president and senior manager of the Investment Advisory Desk of Banque Pasche, an investment advisor located in Geneva, Switzerland.   Mr. Escher previously served as a director of the company from October through December 2008 Pursuant to an Agreement to Appoint Directors which was terminated in December 2008.

There are no family relationships among directors or executive officers.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended February 28, 2010, all Section 16(a) filing requirements were met except that (i) Samyak Veera failed to timely file three Form 4s disclosing four transactions, (ii) Lazer G. Schafran failed to timely file one Form 4 disclosing one transaction and (iii) Robert Bensh failed to timely file a Form 3.  Each of the directors subsequently filed their respective forms disclosing each of these transactions.

Corporate Governance

Committees

The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions.  Consequently the Company has not designated an audit committee financial expert.  The board of directors of the Company perform the roles of these committees.

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

Summary Compensation Table

The following table summarizes the compensation of Samyak Veera, our current chief executive officer and Tristan R. Farel, our current chief financial officer for the fiscal years ended February 28, 2011 and February 29, 2010.

Name and Position(s)	Fiscal Year	Salary / Bonus	Stock / Options (2)	Other	Total ($)
Samyak Veera CEO & President (1)	2011 2010	$- / $1,581,000 $- / $-	$45,000 / $- $90,000 / $96,700	$- $-	$1,626,000 $-
Tristan R. Farel CFO (3)	2011 2010	$150,000 / $- $- / $-	$- / $30,600 $- / $-	$- $-	$180,600 $-

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

The following is a description of the individual arrangements that we have made with Mr. Veera and Mr. Farel with respect to their compensation.

Samyak Veera – Chief Executive Officer and President

The Company does not pay Mr. Veera any cash compensation for services rendered as the Chief Executive Officer and President.

On March 1, 2011, the Board of Directors approved the payment of a cash award of $1,581,000 to Mr. Veera.  The award provided for a clawback of up to $500,000 within a six-month period following the grant should a majority of the independent members of the Board of Directors determine that either the CEO has not performed in his role as CEO to the expectations of the voting board members or the Company requires such funds in order to maintain a prudent cash reserve level. The return of such funds will be payable within 10 business days from the date of the request.

On January 12, 2010, the Company's Board of Directors approved the issuance to Mr. Veera of 750,000 shares of the Company's common stock as compensation for Mr. Veera's services for the period from December 1, 2009 to December 1, 2010. The shares were issued in two tranches, with 375,000 in shares of the Company's common stock issued on or about January 12, 2010 and 375,000 in shares of the Company's common stock issued on or about May 12, 2010.

Tristan Farel - Chief Financial Officer

Mr. Farel receives a salary of $150,000 per annum for services rendered as the Chief Financial Officer of the Company.

On May 11, 2010, Mr. Farel was granted 500,000 options to acquire shares of the Company’s common stock.  These options fully vest on December 1, 2010 and expire on December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning options awards to Veera and Farel at February 28, 2011.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Price
Samyak Veera (1)	January 12, 2010	500,000	-	$0.30	January 12, 2015
Tristan R. Farel	May 11, 2010	500,000	500,000	$0.50	December 31, 2011

(1)
Does not include any grant of common stock or options to acquire common stock granted to Mr. Veera or his affiliates for services rendered as a consultant to the Company prior to his appointment as an officer of the Company.  For a discussion of this compensation, see “Item 13.  Certain Relationships and Related Party Transactions” below.

Option Exercises During Fiscal Year

There were no options exercised by the NEO’s during the year ended February 28, 2011.

Potential Payments Upon Termination

None.

Effects of Termination Events or Change in Control on Unvested Equity Awards

None.

Director Compensation.

The following table summarizes the compensation of our directors for the fiscal year ended February 28, 2011.

Name	Cash	Stock	Options	Other	Total
Samyak Veera	$-	$-	$-	$-	$-
Michel Escher	$-	$-	$-	$-	$-

Mr. Veera, an officer and director of the Company did not receive any compensation relating solely to services performed as a director.  Mr. Veera did receive compensation in connection with his services as an officer of the Company and for certain consulting services provided to the Company.  See “Summary Compensation Table” above and “Item 13.  Related Party Transactions” below.

Liability Insurance.

The Company has provided liability insurance for its directors and officers since April 13, 2005. The annual cost of this coverage is approximately $25,000. Do we need to disclose it has lapsed?]

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

Effective December 1, 2010, the Board of Directors granted an aggregate of 2% and 7.5% in overriding royalty interests in certain acreage located in Routt County, Colorado and in Carbon County, Wyoming, respectively, to New World Trading Company, an affiliate of Samyak Veera and OENEX Partners, LLC, an affiliate of Tristan Farel.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 4, 2011, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Samyak Veera (1)	1,750,000	2%
Tristan R. Farel (2)	500,000	< 1%
R. Michel Escher (3)	37,845,380	55%

Officers & Directors as a Group	40,095,380	58%

5% or greater shareholders

Iris Energy Holdings Ltd. (3)	37,845,380	51%
Vision Capital Advisors, LLC (4)	8,275,158	12%
Brian E. Peierls (5)	4,000,248	6%

(1)
Represents (i) 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share granted to Mr. Veera on August 17, 2009 that expires on August 17, 2011,and options to acquire 500,000 of common stock at a price of $0.30 per share granted to Mr. Veera on January 12, 2010 that expire on January 11, 2015.

(2)	Represents 500,000 stock options granted to Mr. Farel on June 1, 2010 that vest on December 1, 2011.

(3)
Represents 37,845,380 shares of Common Stock owned in the name of Iris Energy Holdings Ltd.  Mr. Escher is Iris Energy Holdings Ltd. sole director and as such, exercises voting and dispositive power over its shares.

(4)
Vision Opportunity Master Fund, Ltd. (the “Fund”) is the direct owner of 6,387,267 shares of common stock and Vision Capital Advantage Fund, L.P. (“VCAF”) is the owner of 1,887,891 shares of common stock. Vision Capital Advisors, LLC (the “Investment Manager”) serves as investment manager to the Fund.  Adam Benowitz is the Managing Member of the Investment Manager. The Investment Manager also serves as investment manager to Vision Capital Advantage Fund, L.P. (“VCAF”). VCAF GP, LLC (the “General Partner”) serves as general partner of VCAF. Mr. Benowitz and the Investment Manager (and VCAF GP, with respect to the shares owned by VCAF) may be deemed to share with the Fund and VCAF voting and dispositive power with respect to such shares.  Each of the parties in this footnote disclaims beneficial ownership with respect to any shares other than those beneficially owned directly by such other party. Based upon the information included in a Schedule 13D/A filed with the Commission on June 23, 2010.

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

Changes In Control

We know of no arrangements, including the pledge of our securities by any person that might result in a change in control.

Item 13.   Certain Relationships and Related Party Transactions

The Company paid $0 and $24,000 during the fiscal years ended February 28, 2011 and 2010, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former President and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

The Company paid a corporation controlled by one of the former directors and a shareholder $0 and $15,625 for geological consulting during the fiscal years ended February 28, 2011 and 2010, respectively.

The Board of Directors approved the payment of a cash award of $1,581,000 to the Chairman and CEO.  The award provided for a clawback of up to $500,000 within a six-month period following the grant should a majority of the independent members of the Board of Directors determine that either the CEO has not performed in his role as CEO to the expectations of the voting board members or the Company requires such funds in order to maintain a prudent cash reserve level. The return of such funds will be payable within 10 business days from the date of the request. The Company allocated $831,000 of this award to continuing operations and the remaining $750,000 to discontinued operations.

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

In November 2009, and February 2010, the Company sold 6,500,000 and 8,000,000 shares, respectively of its Common Stock at a price of $0.10 per share to Iris Energy Holdings Limited, an affiliate of the Company whose sole director is Michel Escher, a director of the Company.   In connection with these sales of common stock to Iris Energy at $0.10 per share, the Company recorded share-based compensation expense of $1.9 million in general and administrative expense, representing the difference between the market price of the stock on the date of the sale and the sales price of $0.10 per share of common stock.

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

Audit Fees

The Company estimates that it will pay Hein & Associates, LLP $50,000 in connection with the audit of its fiscal year ended February 28, 2011 financial statements. During the fiscal year ended February 28, 2010, Hein & Associates, LLP billed the Company an aggregate of $105,000 for audit services of its 2010 consolidated financial statements.

Audit-Related Fees

Hein & Associates, LLP did not bill any audit-related fees during the fiscal years ended February 28, 2011 and 2010.  During the fiscal years ended February 28, 2011 and 2010, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $0 and $13,600 for audit related fees.

All Other Fees

The Company did not pay Hein & Associates, LLP any other fees during the fiscal years ended February 28, 2011 or 2010. During the fiscal years ended February 28, 2011 and 2010, Stark Winter Schenkein & Co., LLP billed the Company an aggregate of $0 and $4,500. The fees billed during fiscal year 2010 were in connection with an exchange offering prospectus.

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

Date: May 16, 2011	By:	/s/ Samyak Veera
Samyak Veera, President, CEO & Director

Date: May 16, 2011	By:	/s/ Tristan R. Farel
Tristan R. Farel, Secretary/Treasurer, Principal Accounting and Financial Officer

Date: May 16, 2011	By:	/s/ R. Michel Escher
R. Michel Escher, Director

NEW FRONTIER ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Frontier Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Frontier Energy, Inc. and subsidiary as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Energy, Inc. and subsidiary as of February 28, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
May 16, 2011

NEW FRONTIER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2011 and 2010

	February 28,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$3,305,075	$850,202
Subscription Receivable	-	20,401
Prepaid expenses	74,542	69,151
Inventory	142,425	149,615
Assets held for sale (Notes 3 and 4)	169,639	909,268
Total current assets	3,691,681	1,998,637

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Unproved oil and gas properties	349,950	310,709
Other property and equipment, net of accumulated depreciation of $80,509 and
$224,101 as of February 28, 2011 and 2010, respectively	62,767	87,487
	412,717	398,196
OTHER ASSETS
Assets held for sale (Note 3 & 4)
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $717,706 and $587,214 as of February 28, 2011 and 2010, respectively	1,882,457	2,012,949
Unproved oil and gas properties, net of accumulated depletion, depreciation & amortization
of $2,021,586 and $1,780,486 as of February 28, 2011 and 2010, respectfully	2,534,276	3,331,265
Other property and equipment, net of accumulated depreciation of $118,214 as of
February 28, 2011 and 2010	819,274	870,274
Deposits	3,588	163,288
Total other assets	5,239,595	6,377,776

Total Assets	$9,343,993	$8,774,609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,676	$366,839
Accounts payable - affiliates	1,581,000	-
Notes payable, current portion	-	836,563
Notes payable - affiliate	40,000	-
Dividends payable	1,178,893	1,030,565
Liabilities held for sale (Note 3 and 4)	294,756	1,246,275
Total current liabilities	3,349,325	3,480,242

LONG TERM LIABILITIES
Derivative liability	390,000	480,000
Contingent liability - deferred gain	1,856,766	-
Asset retirement obligation	-	-
Liabilities held for sale - non current (Note 3 and 4)	85,000	77,000
Total long term liabilities	2,331,766	557,000

Total liabilities	5,681,091	4,037,242

Commitements and contingencies (Notes 5 and 10)

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized, none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized, 17,860 and 18,949 issued and as of February 28, 2011 and 2010, respectively, aggregate
liquidation preference of $1,786,000	18	19
Series C Convertible, 230,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 68,644,891 and
67,990,662 shares issued and outstanding as of February 28, 201 and 2010,
respectively	68,645	67,991
Additional paid in capital	26,162,088	26,001,033
Accumulated deficit	(23,051,678)	(21,758,475)
Total New Frontier Energy, Inc. stockholders' equity	3,179,073	4,310,568
Noncontrolling interest - discontinued operation	483,829	426,799
Total stockholders' equity	3,662,902	4,737,367

Total liabilities and stockholders' equity	$9,343,993	$8,774,609

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2011 and 2010

	2011	2010

Oil and gas revenue	15,700	12,291

Operating expenses:
Exploration costs	1,061,794	-
General and administrative, including $161,708 and $4,253,545 of
share-based compensation	2,568,872	5,436,472
Depreciation and amortization expense	36,108	79,067
Impairment and abandonment expense	97,243	308,399
Total operating expenses	3,764,017	5,823,938

Loss from operations	(3,748,317)	(5,811,647)

Other income (expense):
Change in fair value of derivative financial instruments	90,000	3,260,000
Gain from sale of assets, net of deferred gain	2,703,437	18,342
Other	11,546	14,249
Other income, net	2,804,983	3,292,591

Loss before income taxes	(943,334)	(2,519,056)

Income taxes	-	-

Loss from continuing operations	(943,334)	(2,519,056)

Discontinued operations - (Note 4)
Loss from discontinued operations	(68,385)	(7,960,502)
Net (income) attributable to noncontrolling interest - discontinued operations	(57,030)	(10,283)
Total discontinued operations	(125,415)	(7,970,785)

Net loss attributable to New Frontier Energy, Inc.	(1,068,749)	(10,489,841)

Preferred stock dividends	(224,454)	(623,843)

Net loss attributable to common shareholders	$(1,293,203)	$(11,113,684)

Loss from continuing operations per common share
Basic and diluted	$(0.02)	$(0.12)
Net loss per common share
Basic and diluted	$(0.02)	$(0.42)

Weighted average shares outstanding
Basic and diluted	68,327,901	26,164,772

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2011 and 2010

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional		Non-
	$.001 Par Value		$.001 Par Value		$.001 Par Value		$.001 Par Value		Paid-in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	interest	Total

Balance March 1, 2009	-	-	19,040	20	216,000	216	13,441,884	13,441	43,460,402	(31,904,791)	416,516	11,985,804

Cummulative effect of a change in accounting priciple - adoption of EITF 07-05, effective March 1, 2009									(25,000,000)	21,260,000		$(3,740,000)
Conversion of Series B preferred to common stock			(91)	(1)			18,013	19	(19)			-
Conversion of Series C Preferred to Common Stock					(216,000)	(216)	31,764,730	31,765	(31,549)			-
Issuance of common stock for Series C Preferred dividends							2,334,535	2,335	1,585,143			1,587,478
Issuance of common stock for services							2,431,500	2,431	725,084			727,515
Issuance of common stock							18,000,000	18,000	3,722,000			3,740,000
Share-based compensation									1,586,030			1,586,030
Timing differences due to subsidiary year end									(46,058)			(46,058)
Preferred stock dividends										(623,843)		(623,843)
Net (loss)										(10,489,841)	10,283	(10,479,558)
Balance February 28, 2010	-	$-	18,949	$19	-	$-	67,990,662	$67,991	$26,001,033	$(21,758,475)	$426,799	$4,737,367

Conversion of Series B preferred to common stock			(1,089)	(1)			279,229	279	(278)			$-
Share-based compensation									116,708			116,708
Issuance of common stock for services							375,000	375	44,625			45,000
Preferred stock dividends										(224,454)		(224,454)
Net (loss)										(1,068,749)	57,030	(1,011,719)
Balance February 28, 2011	-	$-	17,860	$18	-	$-	68,644,891	$68,645	$26,162,088	$(23,051,678)	$483,829	$3,662,902

See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2011 and 2010

	February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(943,334)	$(2,519,056)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	36,108	79,067
Impairment and abandonment of property, plant and equipment	97,243	308,399
Share-based compensation expenses	161,708	4,253,545
Exchange of stock options for note payable	50,000	-
Decrease in fair value from derivative liability	(90,000)	(3,260,000)
Gain from sale of assets	(2,703,437)	(18,342)
Other	(10,000)	-
(Increase) decrease in assets:
Subscription receivable	20,401	(20,401)
Prepaid expenses and deposits	154,309	(33,742)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(112,163)	37,719
Accounts payable - affiliate	1,581,000	(3,274)
Other	-	-
Net cash used in continuing operations	(1,758,165)	(1,176,085)
Net cash provided by (used in) discontinued operations	53,148	(617,106)
Net cash used in operating activities	(1,705,017)	(1,793,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	3,226,186	24,500
Proceeds from sale of Inventory	31,574	-
Purchases of oil and gas properties	(39,239)	-
Purchase of other property and equipment	(13,968)	(805,809)
Net cash provided by investing activities - continuing operations	3,204,553	(781,309)
Net cash provided by investing activities - discontinued operations	11,260	1,211,641
Net cash provided by investing activities	3,215,813	430,332

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(836,563)	(402,461)
Contingent liability - deferred gain	1,856,766	-
Proceeds from sale of common stock	-	1,800,000
Preferred stock dividends paid	(76,126)	(4,897)
Other	-	(36,056)
Net cash provided by financing activities	944,077	1,356,586

INCREASE (DECREASE) IN CASH	2,454,873	(6,273)
BEGINNING BALANCE	850,202	856,475

ENDING BALANCE	$3,305,075	$850,202

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$93,217

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$39	$31,784
Conversion of accumulated dividends (Series C Preferred Stock) to Common Stock	$-	$1,587,478
Reclassification of property held for sale	$4,439,117	$5,362,598
Exchange of stock options for note payable	$50,000	$-
Cumulative effect of change in accounting principle:
Additional paid in capital	$-	$25,000,000

 See accompanying notes to the consolidated financial statements.

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Note 1 - Summary of Significant Accounting Policies

The Company and Business

New Frontier Energy, Inc. (“NFEI” or the “Company”) is an independent energy company engaged in the exploration, development, acquisition, and production of natural gas and crude oil. The Company’s operations are conducted entirely in the continental United States, principally in the Denver Julesberg Basin (“DJ Basin”) in Colorado and the Amazon Prospect (“Amazon”) in the Calcasieu and Jefferson Parishes in Louisiana.

Previously, the Company had operations in the Green River Basin (“GRB”) in Colorado and Wyoming. These assets were sold in 2011 (see Note 4 for details).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”), as discontinued operations (see Note 4) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X.  All significant intercompany accounts and transactions have been eliminated.

Principles of Consolidation

The February 28, 2011, consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended February 28, and include the accounts of SDG (discontinued operations) as of and for the reporting periods ended December 31. SDG has a calendar fiscal year end, December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates of proved oil and gas reserve quantities will provide the basis for the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved properties. The Company had no proved oil and gas reserves at February 28, 2011 and 2010. Actual results could differ from those estimates.

Industry Segment and Geographic Information

NFEI conducts operations in one industry segment, the crude oil and natural gas exploration and production industry. All of NFEI’s operations and assets are located in the United States, and all of its revenue is attributable to domestic customers. NFEI considers gathering, processing and marketing functions as ancillary to its oil and gas producing activities, and therefore are not reported as a separate segment.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Accounts Receivable

The Company’s accounts receivables consist mainly of receivables from partners with interests in common properties and assets operated by the Company. Collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable. Receivables are not collateralized.  As of February 28, 2011 and 2010, the Company had recorded an allowance for doubtful accounts of $819,331 and $835,132, respectively, which are included in discontinued operations.

Concentration of Credit Risk

Financial instruments that potentially subject NFEI to concentrations of credit risk consist primarily of cash equivalents and joint interest receivables. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At February 28, 2011, the Company’s uninsured cash balance was $3,021,254.  The company’s joint interest receivables are due from two partners at February 28, 2011 and 2010.  NFEI received all of its oil and gas production revenue from one purchaser in fiscal year ended February 28, 2011, and received 91% of its production revenue from one purchaser in fiscal year ended February 28, 2010. In May 2010 the Company ceased being the operator of its oil and gas properties and assigned the responsibilities of operator to Entek GRB, LLC (“Entek”) in accordance with the Participation Agreement between Entek and NFEI. In April 2011 the Company sold all of its interests in the properties operated by Entek (see Note 4). Entek markets the Company’s portion of natural gas under a sales agreement between Entek and a third party, however NFEI believes that it is not dependent upon any of these customers or Entek due to the nature of its product. The terms of the sales agreement between Entek and the purchaser provide that the contract may terminate by giving written notice thirty days prior to the anniversary date of the agreement and there is no agreement in place between Entek and NFEI.

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

Impairment of Proved and Unproved Properties

Proved producing oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing for the first five years, adjusted for basis differentials and at the end of the first five years a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. The Company had no proved oil and gas reserves or proved oil and gas property costs at February 28, 2011 and 2010, therefore no provision for impairment was recorded for proved oil and gas properties.

An impairment write down is recorded on unproved property when the Company determines that either the property will not be developed or the carrying value is not realizable. For fiscal years ended February 28, 2011 and 2010, the Company recorded a provision for impairment for its unproved property of $0 and $7.0 million, respectively, which is included in discontinued operations.

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Sales of Proved and Unproved Properties

The sale of a partial interest in a proved oil and gas property or of an entire proved property constituting a part of an amortization base is accounted for as normal retirement, and no gain or loss is recognized as long as the treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale shall be accounted for as the sale of an asset, and a gain or loss shall be recognized. The unamortized cost of the property or group of properties shall be apportioned to the interest sold and the interest retained on the basis of the fair values of those interests. A gain or loss is recognized for all other sales of producing properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties.

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

As of February 28, 2011 and 2010, the accompanying consolidated balance sheets include approximately $5.4 million and $7.1 million, respectively in book value of assets held for sale and approximately $0.4 million and $1.3 million, respectively in book value of liabilities held for sale. The assets held for sale during fiscal years ended February 28, 2011 and 2010, include the Steamboat Property, unproved acreage located in the Green River Basin and SDG. The assets held for sale during fiscal year ended February 28, 2010, included unproved acreage located in the DJ Basin (sold in June 2010 – see Note 2), in addition to the assets previously described above.

The Company recorded an impairment related to its Steamboat Property of $51,000 and $260,000 during fiscal years ended February 28, 2011 and 2010, respectively.

The Company reclassed $37,000 previously classified as held for sale to unproved acreage held and used during fiscal years ended February 28, 2011 and 2010. This amount related to certain leases that were not conveyed in the Carrizo transaction. This reclass had no effect on the Company’s statement of operations for fiscal years ended February 28, 2011 and 2010.

The Company determined that the Green River Basin assets and SDG qualify for discontinued operations (see Note 4).

Materials Inventory

The Company’s materials inventory is primarily comprised of tubular goods to be used in future drilling or repair operations. Materials inventory is valued at the lower of cost or market and totaled $142,425 and $149,615 at February 28, 2011 and 2010, respectively. The Company incurred net materials inventory impairments of $0 and $48,400 for fiscal years ended February 28, 2011 and 2010, respectively.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax positions meeting the more-likely-than-not recognition threshold are measured when appropriate.

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Revenue Recognition

The Company derives its revenue from the sale of produced natural gas and crude oil. Revenue is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title transferred and if the collectability of the revenue is probable. Gas revenue is recorded using the sales method. Under this method revenue is recognized based on actual volumes of gas sold to purchasers. The Company may sell more or less than their entitlement share of the volumes produced. A liability is recorded and the revenue is deferred if aggregate sales from the property exceed its share of total reserves in place. NFEI had no gas imbalances at February 28, 2011 and 2010.

Share Based compensation

The Company estimates the fair value of share-based payment awards made to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

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

Diluted net earnings per common share of stock is calculated by dividing adjusted net earnings by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding in-the-money stock options and warrants to purchase the Company’s common stock and the Series B Preferred Stock.

The treasury stock method is used to measure the dilutive impact of stock options, warrants and Series B and C Preferred Stock. When there is a loss from continuing operations, all potentially dilutive shares will be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common shareholders:

	February 28,
	2011	2010
Loss from continuing operations available to common shareholder’s – Basic and diluted	$(943,334)	$(2,519,056)
Loss from discontinued operations – Basic and diluted	$(125,415)	$(7,970,785)
Net loss available to common shareholder’s – Basic and diluted	$(1,293,203)	$(11,113,684)
Weighted average common shares outstanding – Basic and diluted	68,327,901	26,164,772
Loss from continuing operations per common share – Basic and diluted	$(0.02)	$(0.12)
Net loss per common share – Basic and diluted	$(0.02)	$(0.42)

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Reclassifications

Certain amounts reported in the Company’s financial statements for the year ended February 28, 2010, have been reclassified to conform to the current year presentation. Such reclassification had no impact on net loss.

Note 2 – Accounts Receivable and Accounts Payable and Accrued Expenses

Accounts Receivable

All of the Company’s accounts receivable are classified as held for sale at February 28, 2011 and 2010 (See Note 4).

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balance was made up of the following at February 28, 2011 and 2010:

	February 28,
	2011	2010
Trade accounts payable	$248,970	$365,519
Accrued expenses	5,706	1,320
Total accounts payable and accrued expenses	$254,676	$366,839

Accounts payable – affiliates (see Note 10)	$1,581,000	$-

Note 3 - Acquisitions and Divestitures

Acquisitions

There were no significant acquisitions during the fiscal year ended February 28, 2010.

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

Denver Julesberg Basin

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

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

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

The Company received an initial advance from the sale of the interest in the Leases of $5,5 million and received an additional $50,307 upon verification of certain Leases. The Company treated this transaction as a sale of a partial interest in an unproved property. When a transaction in which an entity sells oil and gas properties and agrees to repurchase the property with a repurchase price equal to the original sales price, a financing arrangement exists. Therefore, the Company recorded a gain on sale to the extent that two-thirds of the proceeds ($3.7 million) are recognized as proceeds received and treated the remaining one-third ($1.8 million) as a financing arrangement, resulting in $1.8 million being reflected as a deferred gain on the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows at February 28, 2011.

If this option is exercised, the Company will tender $1,856,766, plus 1/3 of any amount Carrizo has paid to renew, extend or replace the Leases during the Drilling Period to Carrizo in exchange for a 33 1/3 interest assignment in the Leases, which will satisfy the contingent liability. However, if the option expires unexercised, the Company will recognize an additional $1,856,766 as a gain on sale of unproved property. The Company recorded a gain of in the consolidated statement of operations of $2.7 million related to this sale.

Note 4 – Discontinued Operations

On February 16, 2011, our board of directors approved a plan to sell certain assets of NFEI, which represented a significant portion of our oil and gas exploration assets and our gas gathering pipeline company. The board of directors adopted this plan in conjunction with the Company entering into a Memorandum of Understanding (“MoU”) with Emerald GRB, LLC (“EMR”), a wholly-owned subsidiary of Emerald Oil and Gas NL (“Emerald Australia”), a publicly traded company whose shares trade on the Australian stock exchange. Under the terms of the MoU, NFEI will sell its leasehold interests located within Routt and Moffat counties, Colorado, and Carbon and Sweetwater Counties, Wyoming, any equipment or property used in connection with any oil and gas operations related to the assigned leases, its rights and claims under that certain Participation Agreement (as amended) between NFEI and Entek GRB, LLC (“Entek”) dated on or about August 10, 2009, all claims against Slaterdome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and all claims against Slaterdome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and its limited partnership and general partnership interest in SDG. In addition, EMR will assume all liabilities associated with the Assets, except for environmental liabilities arising from the period prior to Closing Date (effective April 30, 2011).

On April 30, 2011, the Company completed and closed this transaction with EMR.  The consideration was USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (valued at AUD 0.052 at closing). Further, NFEI received certain undertakings relative to liquidity and value with respect to the shares of EMR as part of the purchase price. NFEI estimates that it will record an after-tax gain on disposal of its discontinued operations of approximately $11.5 million.

The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operating results of the discontinued operations. Results of discontinued operations for the years ended February 28, 2011 and 2010 were as follows:

	February 28,
	2011	2010
Oil and gas production revenue	$133,483	$268,124
Gathering and operating revenue	391,153	165,878
Total oil and gas revenue	524,636	434,002

Loss from discontinued operations, before income taxes	(125,415)	(7,970,785)
Income tax benefit (expense)	-	-

Loss from discontinued operations	$(125,415)	$(7,970,785)

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheet at February 28, 2011 and 2010.

	2011	2010
Current Assets:
Accounts receivable, net of allowance	$169,639	$909,268

Property and Equipment:
Oil and gas gathering facilities, net of accumulated DD&A	1,882,457	2,012,949
Unproved oil and gas properties, net of accumulated DD&A	2,534,276	3,331,265
Other property and equipment, net of depreciation and amortization	18,384	18,384
Total property and equipment	4,435,117	5,362,598

Assets of discontinued operations held for sale	$4,604,756	$6,271,866

Current liabilities:
Accounts payable and accrued expenses	$71,482	$745,767
Revenue payable	159,397	437,528
Production and property taxes	63,877	62,980

Current liabilities of discontinued operations held for sale	$294,756	$1,246,275

Noncurrent liabilities
Asset retirement obligation	85,000	77,000
Total Liabilities of discontinued operations held for sale	$379,756	$1,323,275

Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for 2011 and 2010.

Note 5 - Notes payable

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

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

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

Note Payable - affiliates

On December 31, 2010, one of the Company’s directors elected to exchange his stock options for a $50,000 note payable, with an interest rate equal to the 1-month London Interbank Offered Rate (“LIBOR”), with such accrued and unpaid interest along with the principal to be paid on the maturity date of December 31, 2012. On February 28, 2011, the terms of this note were modified and provided for a reduction in principal of $10,000, with the full amount of $40,000 due and payable immediately.

On March 3, 2011, the Company made a payment of $40,000, in full satisfaction of this note payable. The Company recorded a $10,000 gain at February 28, 2011, in other income recognizing the reduction of this note payable.

Note 6 - Asset Retirement obligations

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

The Company’s estimated asset retirement obligation liability is included with discontinued operations and is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities is 8.0 percent. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

A reconciliation of the Company’s asset retirement obligation liability as of February 28, 2011 and 2010 is as follows:

	February 28,
	2011	2010
Beginning asset retirement obligation	$77,000	$290,000
Liabilities incurred	-	-
Revisions to estimated future plugging liability [1]	-	(213,000)
Accretion expense	8,000	-
	$85,000	$77,000

[1] – Includes the revision of expected cash flows necessary for the cost to plug and abandon the Company’s wells and related equipment and reclamation of the land based on current market conditions and the reduction in the liability related to the farm-in interest earned by Entek in conjunction with the Participation Agreement.

Note 7 - Income Taxes

The provision (benefit) for income taxes consists of the following components:

	February 28, 2011	February 28, 2010
Current	$-	$-
Deferred	-	-
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	February 28, 2011	February 28, 2010
Deferred tax assets:
Net operating loss carry forwards	$8,800,000	$8,700,000
Property and equipment	3,200,000	3,900,000
Total deferred tax assets	12,000,000	12,600,000
Deferred tax liabilities	-	-

Valuation allowance	(12,000,000)	(12,600,000)

Total deferred taxes	$-	$-

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

A reconciliation of the statutory U.S. federal rate and effective rates is as follows for the fiscal years ended February 28, 2011 and 2010:

	February 28,
	2011	2010
Statutory U.S. federal rate	35%	35%
State income taxes	3%	3%
	38%	38%
Net operating loss	(38%)	38%
	0%	0%

The Company’s provision for income taxes differs from applying the statutory United States federal income tax rate to income before income taxes. The primary differences result from the valuation allowance and net operating losses.

The Company has a consolidated tax loss carry forward of $23,200,000, which expires through 2030. However, because of the Section 382 limitation, the portion of the Company’s total net operating loss carry forward which may be utilized through expiration is not currently known.  The principle difference between the operating loss for income tax purposes and book purposes results from oil and gas property and share based compensation.

Note 8 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of February 28, 2011 and 2010. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

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
February 28, 2011

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

The Series B Preferred Stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the fair value of these conversion features to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. The fair value of these financial instruments is remeasured each quarter with the change being reflected in the consolidated statements of operations as a “Change in fair value of derivative financial instruments” (see Note 8 – Fair Value Measurements).

During fiscal years ended February 28, 2011 and 2010, the company issued an aggregate of 279,229 and 18,013 shares of common stock, respectively, pursuant to the conversion of 1,089 and 91 shares of Series B Preferred Stock, respectively.

As of February 28, 2011 and 2010, there were 17,860 and 18,949 shares of Series B Preferred Stock, respectively, issued and outstanding. During the fiscal years ended February 28, 2011 and 2010, dividends of $224,454 and $212,894, respectively, were accrued and $76,126 and $4,897, respectively, were paid. Aggregate accrued and unpaid dividends as of February 28, 2011 and 2010, totaled $1,178,893 and $1,030,565, respectively.

Series C Convertible Preferred Stock

The Company was authorized to issue up to 230,000 shares of Series C 2.5% Cumulative Convertible Preferred Stock par value $0.001 (the “Series C Preferred Stock”). During fiscal year ended February 28, 2007, the Company issued 222,250 shares of Series C Preferred Stock realizing gross proceeds of $22,225,000, of which $600,000 was received in advance on a note payable that was subsequently converted to Series C Preferred Stock, offset by offering expenses in the amount of $401,326 resulting in proceeds to the Company of $21,823,674. The stated value and issue price of the Series C Preferred Stock was $100.00 per share and holders were entitled to receive cumulative dividends at the rate of 2.5% per annum, payable quarterly, beginning January 31, 2007. Effective December 1, 2009, pursuant to the automatic conversion provision, the then outstanding 216,000 shares of Series C preferred stock and the associated accumulated dividends were converted into an aggregate 34,099,265 shares of common stock. There are no Series C Preferred Stock outstanding at February 28, 2011 and 2010.

The Series C Preferred Stock contained an anti-dilution provision which provided for conversion price adjustments (“down round protection”), which required the fair value of the conversion features to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. The fair value of these financial instruments was remeasured each quarter with the change being reflected in the consolidated statements of operations as a “Change in fair value of derivative financial instruments” (see Note 8 – Fair Value Measurements).

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Common Stock

The authorized common stock of the Company consists of 500,000,000 common shares with a par value of $0.001. The holders of the common shares are entitled to one vote for each share of common stock. As of February 28, 2011 and 2010, there were 68,644,891 shares and 67,990,662 shares outstanding, respectively.

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

On January 12, 2010, the Company’s Board of Directors approved the issuance of 750,000 shares of the Company’s common stock to the President and CEO as compensation for services for the period from December 1, 2009 to December 1, 2010. The shares are to be issued in two tranches, with 375,000 in shares of the Company’s common stock at a price of $0.24, valued at $90,000 issued on or about January 12, 2010 and 375,000 in shares of the Company’s common stock at a price of $0.24, valued at $45,000 issued on or about May 12, 2010.

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

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Stock Options and Warrants

Stock based compensation is the measurement and recording of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company recognized share based compensation expense related to stock options and warrants of $116,707 and $1,586,030 during fiscal years ended February 28, 2011 and 2010, respectively.

In October 2006, the Board of Directors adopted an incentive stock option plan reserving 10,000,000 shares of the Company’s $0.001 par value common stock for issuance pursuant to the plan. The plan was adopted by shareholders on June 11, 2007. As of February 28, 2011 and 2010, no options have been granted under the plan.

Effective August 17, 2009, the Company granted to its chairman a two year option to acquire 1,250,000 shares of the Company’s Common Stock at a price of $0.20 per share and a fair value of $0.19, for certain consulting services previously rendered and as a structuring fee relating to the deposit of $500,000 into a segregated account in connection with the Participation Agreement. These options vested immediately and the fair value of $231,647 was included in share based compensation expense at fiscal year-end February 28, 2010.

On November 13, 2009, the Company granted a director of the Company 2,000,000 options to acquire shares of the Company’s Common Stock.  Of the options granted, 1,000,000 were exercisable at a price of $0.25 with an expiration of December 31, 2010 and 1,000,000 were exercisable at a price of $0.50 per share with an expiration of December 31, 2011.  The fair value of these options was $0.22 and $0.20 per share, respectively. On or before December 31, 2010, the director had the right, but not the obligation, to cancel these stock options in exchange for a payment of $50,000. At the Company’s election, this payment may be made either in cash or a 2-year unsecured promissory note issued by the Company in the principal amount of $50,000 (the “Note”). If the Company elects to issue the Note to the director, the Note will accrue interest on a monthly basis at a rate equal to the 1-month London Interbank Offered Rate, with such accrued and unpaid interest to be paid on the maturity date of the Note. On December 31, 2010, the director elected to exchange his options for a payment in the form of a note of $50,000.  On February 28, 2011, the director and the Company entered into an agreement to accelerate the maturity date of the note and decrease the principle amount to $40,000 (see Note 4 – Notes Payable for details). This note was fully satisfied by the Company on March 3, 2011.

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

Effective May 11, 2010, the Company’s Board of Directors approved the issuance of 500,000 options to acquire shares of the Company’s common stock exercisable at a price of $0.50 per share and a fair value of $0.06 per share with an expiration date of December 31, 2011, to the Company’s Chief Financial Officer. These shares vest on December 1, 2011 and the fair value of $30,600 is being realized over the requisite service period and is included in general and administrative expense.

The following assumptions were used for the options granted during fiscal years ended February 28, 2011 and 2010:

	February 28,
	2011	2010
Expected option life (in years)	1.50	1 to 5
Expected annual volatility over option life	175%	87% to 214%
Risk-free interest rate	0.9%	0.3% to 3.8%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

The activity for options and warrants during the fiscal year ended February 28, 2011 is summarized in the following tables:

Non-Incentive Stock Options February 28, 2011:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	7,854,166	$1.13
Granted	500,000	$0.50
Exercised	-	$-
Forfeited or expired	(2,045,833)	$1.01
Outstanding at February 28, 2011	6,308,333	$1.12	3.63	$-
Exercisable at February 28, 2011	5,808,333	$1.17	3.87	$-

 Non-Incentive Stock Options February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2009	8,150,000	$1.13
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(295,834)	$1.01
Outstanding at February 28, 2010	7,854,166	$1.13	4.35	$-
Exercisable at February 28, 2010	5,664,583	$1.18	4.78	$-

Incentive Stock Option Shares February 28, 2011:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	115,000	$0.81
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(115,000)	$0.81
Outstanding at February 28, 2011	-	$-	-	$-
Exercisable at February 28, 2011	-	$-	-	$-

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Incentive Stock Option Shares February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2009	584,333	$1.03
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(469,333)	$(1.08)
Outstanding at February 28, 2010	115,000	$0.81	4.43	$-
Exercisable at February 28, 2010	115,000	$0.81	4.43	$-

Fixed-Price Stock Options and Warrants, February 28, 2011:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2010	4,300,000	$0.52
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(2,550,000)	$0.73
Outstanding at February 28, 2011	1,750,000	$0.23	1.44	$-
Exercisable at February 28, 2011	1,750,000	$0.23	1.44	$-

Fixed-Price Stock Options and Warrants, February 28, 2010:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2009	33,000,203	$1.68
Granted	3,750,000	$0.31
Exercised	-	$-
Forfeited or expired	(32,450,203)	$1.67
Outstanding at February 28, 2010	4,300,000	$0.52	1.71	$-
Exercisable at February 28, 2010	4,300,000	$0.52	1.71	$-

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

The following table summarizes the options and warrants outstanding at February 28, 2011:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.20 to $0.74	1.31	2,250,000	1,750,000	$0.29	$-
$0.75 to $1.50	3.87	5,808,333	5,808,333	$1.17	$-
Total	2.94	8,058,333	7,558,333	$0.93	$-

The total estimated unrecognized compensation cost from unvested stock options as of February 28, 2011 was approximately $25,000, which is expected to be recognized over a weighted average period of approximately 10 months.

Note 9 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The guidance establishes a hierarchy for determining the fair values of assets and liabilities, based on the significance level of the following inputs:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities
●
Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

●	Level 3 – Significant inputs to the valuation model are unobservable.

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

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

The following is a listing of the Company’s financial liabilities measured on a recurring basis and where it is classified within the hierarchy as of February 28, 2011:

	Fair value measurements using:
Liabilities at fair values:	Total	Level 1	Level 2	Level 3
Derivative liability – Series B Preferred Stock	390,000	-	-	390,000

There were no nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at February 28, 2011.

The following is a listing of the Company’s assets and liabilities that are measured at fair value and where they are classified within the hierarchy as of February 28, 2010:

	Fair value measurements using:
	Total	Level 1	Level 2	Level 3
Assets:
Oil and gas properties (a)	1,206,366	-	-	1,206,366
Materials inventory (b)	149,615	-	149,615	-
Liabilities:
Derivative - Series B Preferred (c)	480,000	-	-	480,000
_____________________________

(a)	This represents a nonfinancial asset that is measured at fair value on a nonrecurring basis and is categorized as held for sale and included in discontinued operations.
(b)	This represents a nonfinancial asset that is measured at fair value on a nonrecurring basis.
(c)	This represents a financial liability that is measured at fair value on a recurring basis.

Proved Oil and Gas Properties

Proved oil and gas property costs will be evaluated for impairment and reduced to fair value if the sum of the expected undiscounted future cash flows is less than net book value. The Company will use Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management based on current market conditions which includes the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The Company currently has no proved oil and gas property at February 28, 2011 and 2010.

Unproved oil and gas property will be evaluated for impairment when the Company determines that either the property will not be developed or the carrying value will not be realized. The Company will use Level 3 inputs based on management’s internal assessment of the valuation based on current market conditions, which include observable and unobservable inputs. Of the $5,422,461 (including $5,148,751 held for sale) of unproved property, $1,206,366 (all held for sale) was measured at fair value using Level 3 inputs at February 28, 2010. There were no unproved properties measured at fair value at February 28, 2011.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory. The Company’s entire materials inventory was measured at fair value using Level 2 inputs at February 28, 2010. There were no materials inventory measured at fair value at February 28, 2011.

Asset Retirement Obligations

The Company estimates asset retirement obligations using the income valuation technique. It is utilized by the Company to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value at February 28, 2011.

Conversion Feature Embedded in the Series B Preferred Stock

The estimated fair values of the derivative liabilities embedded within the Series B preferred shares were determined at each reporting period using a monte carlo option pricing model with Level 3 inputs.

The Company had no Level 1 or Level 2 financial assets or liabilities that were measured at fair value on a recurring basis as of February 28, 2011. The following table reflects the Level 3 activity for the conversion feature measured at fair value on a recurring basis for the nine and three month periods ended November 30, 2010 and 2009:

	February 28,
	2011	2010
Beginning balance	$480,000	$-
Net increase (decrease) in liability	(90,000)	480,000
Transfers in (out) of Level 3	-	-
Ending balance	$390,000	$480,000

The fair values of the embedded derivative liabilities for the Series B preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
February 28, 2011	138% to 152%	0%	1 to 7 yrs	10%	$0.65	$0.15
February 28, 2010	119% to 226%	0%	1 to 7 yrs	10%	$0.65	$0.15

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Note 10 – Commitments and Contingencies

Operating Leases

For fiscal years ended February 28, 2011 and 2010, month-to-month office facilities rental payments charged to expense were approximately $39,975 and $30,600, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases are approximately $31,300 as of fiscal year ended February 28, 2011.

As of February 28, 2011, the Company does not have any office facility leases in effect for 2012 and beyond.

Litigation

Standard Investment Corp. Litigation - On August 11, 2010, Standard Investment Corp. (“Standard”) served the Company with a complaint in the District Court, City and County of Denver, Colorado (Case No. 2010CV6233) alleging breach of contract, tortuous interference and unjust enrichment for failure to pay certain commissions Standard alleges due to it pursuant to an agreement (the “Standard Agreement”). Standard is seeking damages in the amount of $64,000 plus 4% of all additional capital invested by Entec Energy Limited (sic) with the Company plus interest, costs and attorney fees. On October 4, 2010, the Company filed an answer and counterclaim against Standard. The Company denies that it breached the Standard Agreement. Further, the Company alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment against Standard. The Company is seeking compensatory damages, plus interest, costs and attorney fees in the counterclaim. As of the date of this Annual Report, the outcome of this matter cannot be determined.

Note 11 - Related Parties

The Company paid $0 and $24,000 during the fiscal years ended February 28, 2011 and 2010, respectively, in connection with an office lease for office space in Littleton, Colorado with Spotswood Properties, LLC, (“Spotswood”), a Colorado limited liability company and an affiliate of the Company’s former President and CEO. This lease was terminated in December 2009 and the Company has entered into a new lease with an unaffiliated company.

The Company paid a corporation controlled by one of the former directors and a shareholder $0 and $15,625 for geological consulting during the fiscal years ended February 28, 2011 and 2010, respectively.

The Board of Directors approved the payment of a cash award of $1,581,000 to the Chairman and CEO.  The award provided for a clawback of up to $500,000 within a six-month period following the grant should a majority of the independent members of the Board of Directors determine that either the CEO has not performed in his role as CEO to the expectations of the voting board members or the Company requires such funds in order to maintain a prudent cash reserve level. The return of such funds will be payable within 10 business days from the date of the request. This entire amount is classified as Accounts payable – affiliates on the consolidated balance sheet at February 28, 2011.

See also Note 5 – Notes payable, Note 8 – Stockholders’ equity

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Note 12 - Subsequent Events

On May 2, 2011 (effective April 30, 2011), NFEI completed and closed the purchase and sale agreement with EMR, which included but was not limited to the following:

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

In addition, EMR assumed all liabilities associated with the Assets except for environmental liabilities arising from the period prior to Closing Date.

The consideration was USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (valued at AUD 0.052 at closing). Further, NFEI received certain undertakings relative to liquidity and value with respect to the shares of EMR as part of the purchase price.

Note 13 - Disclosures about Oil and Gas Producing Activities

The Company has incurred the following costs, both capitalized and expensed, in respect to its oil and gas property acquisition. Exploration and development activities are summarized as follows (all in the United States):

	February 28,	February 28,
	2011	2010
Property Acquisition Costs:
Proved properties	$-	$-
Unproved properties	$234,581	$803,307
Exploration costs	$1,061,794	$76,411
Development costs	$-	$-

NEW FRONTIER ENERGY, INC.
Notes to Consolidated Financial Statements
February 28, 2011

Note 14 - Supplementary Oil and Gas Information (Unaudited)

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

At February 28, 2011 and 2010, there were no recoverable reserves from the Company’s wells at the existing economic and operating conditions.

Estimated quantities of proved reserves are presented in the following tables:

	Natural Gas in MCF
	February 28,
	2011	2010	2009
Beginning balance at March 1	-	-	15,561,000
Revisions of previous estimates	-	-	(15,327,412)
Extensions and discoveries	-	-	-
Sales of reserves in place	-	-	-
Improved recovery	-	-	-
Purchases of reserves	-	-	-
Production	-	-	(233,588)
Proved developed net reserves at February 28	-	-	-

Standardized Measure of Discounted Future Net Cash Flow

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

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities. The Company had no proved reserves at February 28, 2011 and 2010.

Standardized measure of cash flows:

Principal changes in the Standardized Measure for the years ended February 28, 2011 and 2010, are summarized as follows:

	February 28,
	2011	2010	2009
Standard measure as of beginning of fiscal year	$-	$-	$25,664,900
Sales of gas produced, net of production costs	-	-	(21,027)
Extensions and discoveries	-	-	-
Net change in prices and production costs related to future production	-	-	(11,393,913)

Development costs incurred during the year	-	-	-
Changes in estimated future development costs	-	-	(13,240,660)
Changes in discount	-	-	-
Net change in income taxes	-	-	(17,415,200)
Accretion of discount	-	-	16,405,900)
Changes in timing and other	-	-	-
Aggregate change	-	-	(25,664,900)
Standardized measure, as of the end of the fiscal year	$-	$-	$-