Form 10-Q
period 2011-05-31
NEW FRONTIER ENERGY INC
filed 2011-07-18
CIK 1140586

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of July 15, 2011, there were 68,774,635 shares of common stock outstanding.

NEW FRONTIER ENERGY, INC.

Index

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters of a Vote of Security Holders	22
Item 5	Other Information	22
Item 6	Exhibits	22

SIGNATURES

EXHIBITS

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2011	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$10,907,502	$3,305,075
Accounts receivable	2,099	-
Prepaid expenses	70,225	74,542
Inventory	104,421	142,425
Investments - trading	6,682,500	-
Derivative asset	748,000	-
Assets held for sale (Notes 3)	-	169,639
Total current assets	18,514,747	3,691,681

PROPERTY AND EQUIPMENT (successful efforts method), at cost:
Unproved oil and gas properties	78,594	349,950
Other property and equipment, net of accumulated depreciation of $58,920 and
$80,509 as of May 31, 2011 and February 28, 2011, respectively	60,636	62,767
	139,230	412,717
OTHER ASSETS
Assets held for sale (Note 3)
Oil and gas gathering facilities, net of accumulated depreciation and amortization
of $717,706 as of February 28, 2011	-	1,882,457
Unproved oil and gas properties, net of accumulated depletion, depreciation & amortization
of $2,021,586 as of February 28, 2011	-	2,534,276
Other property and equipment, net of accumulated depreciation of $118,214 as of
May 31, 2011 and February 28, 2011, respectively	600,890	819,274
Deposits	3,588	3,588
Total other assets	604,478	5,239,595

Total Assets	$19,258,455	$9,343,993

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,215	$254,676
Accounts payable - affiliates	-	1,581,000
Notes payable - affiliate	-	40,000
Dividends payable	1,224,693	1,178,893
Liabilities held for sale (Note 3)	-	294,756
Total current liabilities	1,293,908	3,349,325

LONG TERM LIABILITIES
Derivative liability	130,000	390,000
Contingent liability - deferred gain	1,856,766	1,856,766
Liabilities held for sale - non current (Note 3)	-	85,000
Total long term liabilities	1,986,766	2,331,766

Total liabilities	3,280,674	5,681,091

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS' EQUITY
New Frontier Energy, Inc stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series A Convertible, 100,000 shares authorized, none issued and outstanding	-	-
Series B Convertible, 36,036 shares authorized, 17,510 and 17,860 issued and as of May 31, 2011 and February 28, 2011, respectively, aggregate
liquidation preference of $1,751,000	18	18
Series C Convertible, 230,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 68,734,635 and
68,644,891 shares issued and outstanding as of May 31, 2011 and
February 28, 2011, respectively	68,735	68,645
Additional paid in capital	26,169,248	26,162,088
Accumulated deficit	(10,260,220)	(23,051,678)
Total New Frontier Energy, Inc. stockholders' equity	15,977,781	3,179,073
Noncontrolling interest - discontinued operation	-	483,829
Total stockholders' equity	15,977,781	3,662,902

Total liabilities and stockholders' equity	$19,258,455	$9,343,993

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods
	Ended May 31,
	2011	2010

Oil and gas revenue	7,519	4,295

Operating expenses:
Exploration costs	8,409	-
Lease operating expense	428	-
General and administrative, including $7,250 and $111,874 of
share-based compensation	229,591	301,191
Depreciation and amortization expense	2,131	33,372
Impairment and abandonment expense	200,000	51,000
Total operating expenses	440,559	385,563

Loss from operations	(433,040)	(381,268)

Other income (expense):
Change in fair value of derivative financial instruments	260,000	160,000
Other	(95,067)	(57,633)
Other income, net	164,933	102,367

Loss before income taxes	(268,107)	(278,901)

Income taxes	-	-

Loss from continuing operations	(268,107)	(278,901)

Discontinued operations - (Note 3)
Gain on disposal	13,106,245	-
Income from discontinued operations	4,301	386,260
Net loss (income) attributable to noncontrolling interest - discontinued operations	1,405	(35,080)
Total discontinued operations	13,111,951	351,180

Net income attributable to New Frontier Energy, Inc.	12,843,844	72,279

Preferred stock dividends	(52,386)	(58,730)

Net income attributable to common shareholders	$12,791,458	$13,549

Loss from continuing operations per common share:
Basic and diluted	$-	$-
Net income per common share:
Basic	$0.19	$-
Diluted	$0.17	$-

Weighted average shares outstanding
Basic	68,703,419	68,327,901
Diluted	73,193,163	72,933,417

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to New Frontier Energy, Inc.	$12,843,844	$72,279
Adjustments to reconcile net income attributable to New Frontier Energy, Inc to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,131	33,372
Impairment and abandonment of property, plant and equipment	200,000	51,000
Share-based compensation expenses	7,250	111,874
Loss on foreign currency exchange rate	166,400	-
Exchange of stock options for note payable	-	50,000
Decrease in fair value from derivative instruments	(260,000)	(160,000)
Discontinued operations	(13,111,951)	-
(Increase) decrease in assets:
Accounts receivable, trade	42,661	(6,393)
Prepaid expenses and deposits	4,317	56,417
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(187,192)	(208,133)
Accounts payable - affiliates	(1,581,000)	-
Net cash (used in) provided by continuing operations	(1,873,540)	416
Net cash provided by (used in) discontinued operations	10,007	(437,758)
Net cash used in operating activities	(1,863,533)	(437,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of oil and gas properties	(2,353)	(32,487)
Net cash used in investing activities - continuing operations	(2,353)	(32,487)
Net cash provided by investing activities - discontinued operations	9,565,000	-
Net cash provided by (used in) investing activities	9,562,647	(32,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(40,000)	-
Preferred stock dividends paid	(56,687)	(6,608)
Net cash used in financing activities - continuing operations	(96,687)	(6,608)

INCREASE (DECREASE) IN CASH	7,602,427	(476,437)
BEGINNING BALANCE	3,305,075	850,202

ENDING BALANCE	$10,907,502	$373,765

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$-	$29
Conversion of note payable	$-	$50,000
Marketable securities received from sale of discontinued operations	$6,831,900	$-
Put option received from sale of discontinued operations	$765,000	$-

See accompanying notes to the condensed consolidated financial statements.

NEW FRONTIER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

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

Previously, the Company had operations in the Green River Basin (“GRB”) in Colorado and Wyoming. These assets were sold in 2011 (see Note 3 for details).

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of NFEI and Slater Dome Gathering, LLLP (“SDG”), as discontinued operations (see Note 3) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of May 31, 2011, the Company’s results of operations for the three month periods ended May 31, 2011 and 2010 and cash flows for the three month periods ended May 31, 2011 and 2010. Operating results for the three month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2012, because of the impact of fluctuations in prices received for natural gas and crude oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income (loss) for any period presented.

Principles of Consolidation

The May 31, 2011, unaudited condensed consolidated financial statements include the accounts of NFEI as of and for the reporting periods ended May 31, and include the accounts of SDG (discontinued operations) as of and for the reporting periods ended March 31. SDG has a calendar fiscal year end, December 31, which is consolidated with the Company effective February 28.  The creditors of SDG do not have recourse to the general credit of the Company. All significant intercompany transactions have been eliminated upon consolidation.

Investments

NFEI classifies its investments as held-to-maturity, available-for-sale or trading securities, dependent upon its intent in holding the securities. This classification is reassessed at each reporting period.  The accounting for each classification of investment is as follows;

Held-to-maturity – investments acquired where the Company has the positive intent and ability to hold those investments to maturity. These assets are recorded at cost on the balance sheet and are not adjusted to fair value at each reporting period. The Company will perform an impairment analysis each reporting period and if there is a decline in fair value that is other than temporary then the investment will be written down to the fair value with the write-down reflected in earnings.

Trading securities – investments acquired that have readily determinable fair values and are held principally for the purpose of selling them in the near term for a profit on short-term differences in price. The Company reassesses the fair value each reporting period with the change in fair value recorded in earnings.

Available-for-sale – investments not classified as either trading or held-to-maturity. Changes in fair value at each reporting period are excluded from earnings and are reported in other comprehensive income until realized, which are then charged to earnings.

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

Foreign currency

At each reporting period, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Gains and losses based on the change in the foreign currency exchange rate are recorded in earnings as other income (expense). During the three month period ended May 31, 2011, the Company recorded a foreign currency exchange rate loss of $166,400. There were no foreign currency exchange rate gains or losses reported during the three month period ended May 31, 2010.

Earnings per Common Share

Basic net earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted-average basic common shares outstanding for the respective period.

Diluted net earnings per common share of stock is calculated by dividing adjusted net earnings by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding in-the-money stock options and warrants to purchase the Company’s common stock and the Series B Preferred Stock (defined in Note 5 – Stockholders’ Equity).

The treasury stock method is used to measure the dilutive impact of stock options, warrants and Series B Preferred Stock. When there is a loss from continuing operations, all potentially dilutive shares will be anti-dilutive.  Series B Preferred Stock had a dilutive impact for the three month periods ended May 31, 2011 and 2010. There were no in-the-money options or warrants at May 31, 2011 and 2010, therefore there was no dilutive impact on earnings for options and warrants.

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three month period
	ended May 31,
	2011	2010
Loss from continuing operations	$(268,107)	$(268,900)
Income from discontinued operations	$13,111,951	$341,177
Net income available to common shareholder’s – Basic	$12,791,458	$13,548
Plus: Preferred stock dividends	52,385	58,730
Net income available to common shareholder’s - Diluted	$12,843,844	$72,279

Basic weighted-average common shares outstanding	68,703,419	68,103,417
Add: dilutive effect of preferred stock	4,489,744	4,830,000
Add: dilutive effect of stock options and warrants	-	-
Diluted weighted average common shares outstanding	73,193,163	72,933,417
Loss per share from continuing operations – Basic and diluted*	$-	$-
Income per share from discontinued operations:*
Basic	$0.19	$-
Diluted	$0.18	$-
Net income per share attributable to common shareholders:*
Basic	$0.19	$-
Diluted	$0.17	$-

* Earnings per share amounts are computed independently for loss from continuing operations, income from discontinued operations and net income attributable to common shareholders. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.
Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2011 Form 10-K, and are supplemented throughout the notes to these unaudited condensed consolidated financial statements in this report.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2011 Form 10-K.

Accounting Standards Update

There are no new significant accounting standards applicable to NFEI that have been issued but not yet adopted as of the quarter ended May 31, 2011.

Note 3 – Acquisitions, Assets Held for Sale and Discontinued Operations

Acquisitions

There were no significant acquisitions during the three month period ended May 31, 2011 and 2010.

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

As of May 31, 2011, the accompanying unaudited condensed consolidated balance sheet included a $0.6 million book value asset held for sale, net of accumulated depletion, depreciation and amortization (“DD&A”) and selling costs. This asset held for sale is the Steamboat Property. The Company recorded an impairment related to this asset in the amount of $200,000 during the three month period ended May 31, 2011. The Company began marketing this asset in the fourth quarter of fiscal year ended February 28, 2011. The Company determined that this sale does not qualify for discontinued operations.

Discontinued Operations

On April 30, 2011, NFEI completed and closed the sale of certain assets of NFEI, which represented a significant portion of its oil and gas exploration assets, including its interest in a gas gathering pipeline company with Emerald GRB, LLC (“EMR”), a wholly-owned subsidiary of Emerald Oil and Gas NL (“Emerald Australia”), a publicly traded company whose shares trade on the Australian stock exchange.

The sale included leasehold interests located within Routt and Moffat Counties, Colorado, and Carbon and Sweetwater Counties, Wyoming, along with all equipment and property used in connection with the oil and gas operations related to the assigned leases, its rights and claims under that certain Participation Agreement (as amended) between NFEI and Entek GRB, LLC (“Entek”) dated on or about August 10, 2009, all claims against Slaterdome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and all claims against Slaterdome Gas, Inc. pursuant to case file number 2010 CV 65 filed in the District Court in Moffat County Colorado, and its limited partnership and general partnership interest in SDG. In addition, EMR assumed all liabilities associated with the Assets, except for environmental liabilities arising from the period prior to Closing Date (effective April 30, 2011).

The Company received consideration of USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (valued at closing in the amount of USD 6,831,900). Further, NFEI received certain undertakings relative to liquidity and value (“Put Option”) with respect to the shares of EMR as part of the purchase price.

The Put Option has a strike price of $0.04 AUD (valued at closing in the amount of USD 5,346,000) with a term of 180 days from the day of closing (April 30, 2011). The Put Option may be exercised in respect of all (or some) of the Option Shares (as defined in the Put Option Deed Agreement filed with the SEC as an Exhibit to the Purchase and Sale Agreement) and the Put Option may be exercised any number of times during the Option Period until it has exercised with respect to all of the Option Shares.

As a result of this sale, the Company recorded a gain on disposal of discontinued operations of approximately $13.1 million.

The accompanying unaudited consolidated financial statements have been reclassified for all periods presented to reflect the operating results of the discontinued operations. Results of discontinued operations for the three month periods ended May 31, 2011 and 2010 were as follows:

	May 31,
	2011	2010
Oil and gas production revenue	$10,627	$29,984
Gathering and operating revenue	4,404	359,319
Total oil and gas revenue	15,031	389,303

Gain on disposal	13,106,245	-
Income from discontinued operations	4,301	386,260
Net loss (income) attributable to discontinued operations	1,405	(35,080)
Income from discontinued operations, before income taxes	13,111,951	351,180
Income tax benefit (expense)	-	-

Income from discontinued operations	$13,111,951	$351,180

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheet at February 28, 2011;

2011
Current Assets:
Accounts receivable, net of allowance	$169,639

Property and Equipment:
Oil and gas gathering facilities, net of accumulated DD&A	1,882,457
Unproved oil and gas properties, net of accumulated DD&A	2,534,276
Other property and equipment, net of depreciation and amortization	18,384
Total property and equipment	4,435,117

Assets of discontinued operations held for sale	$4,604,756

Current liabilities:
Accounts payable and accrued expenses	$71,482
Revenue payable	159,397
Production and property taxes	63,877

Current liabilities of discontinued operations held for sale	$294,756

Noncurrent liabilities
Asset retirement obligation	85,000
Total Liabilities of discontinued operations held for sale	$379,756

Net cash flows of our discontinued operations from the category of investing activities were not significant during the three month period ended May 31, 2010, during the three month period ended May 31, 2011, cash provided by investing activities was $9.6 million, which was directly related to the cash received for the sale of the discontinued operations.

There were no net cash flows for financing activities during the three month periods ended May 31, 2011 and 2010 for discontinued operations.

Financing activities were not significant for 2011 and 2010.

There were no significant divestitures during the three month period ended May 31, 2010.

Note 4 - Notes payable

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

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

There were no shares of Series A convertible Preferred Stock, par value $0.001 issued or outstanding as of May 31, 2011, and February 28, 2011. Such shares may be issued with such preferences and in such series as determined by the Board of Directors.

Series B Convertible Preferred Stock

The Series B Preferred Stock contain an anti-dilution provision which provides for conversion price adjustments (“down round protection”), which requires the fair value of these conversion features to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets. The fair value of these financial instruments is remeasured each quarter with the change being reflected in the consolidated statements of operations as a “Change in fair value of derivative financial instruments” (see Note 6 – Fair Value Measurements).

In April 2011, the company issued an aggregate 89,744 shares of common stock pursuant to conversion of 350 shares of Series B Preferred Stock.

As of May 31, 2011 and February 28, 2011, there were 17,510 and 17,860 shares of Series B Preferred Stock issued and outstanding. During the three months ended May 31, 2011, dividends of approximately $52,000 were accrued and approximately $56,000 cash dividends were paid. Aggregate accrued and unpaid dividends totaled approximately $1,225,000 as of May 31, 2011.

Series C Convertible Preferred Stock

As of May 31, 2011, and February 28, 2011, there were no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The authorized common stock of the Company consists of 500,000,000 common shares with a par value of $0.001. The holders of the common shares are entitled to one vote for each share of common stock. As of May 31, 2011 and February 28, 2011, there were 68,734,635 shares and 68,644,891 shares outstanding, respectively.

Stock Options and Warrants

The Company charged $7,250 and $111,874 of stock based compensation during three month periods ended May 31, 2011 and 2010, respectively. Stock based compensation is included in general and administrative expense.

The activity for options during the three month period ended May 31, 2011, is summarized in the following tables:

Non-Incentive Stock Options, May 31, 2011:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2011	6,308,333	$1.12
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at May 31, 2011	6,308,333	$1.12	3.38	$-
Exercisable at May 31, 2011	5,808,333	$1.17	3.62	$-

Fixed-Price Stock Options and Warrants, May 31, 2011:

Options	Number of shares	Weighted avg exercise price	Wtd avg remaining contractual term	Aggregate intrinsic value
Outstanding at February 28, 2011	1,750,000	0.23
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at May 31, 2011	1,750,000	0.23	1.19	$-
Exercisable at May 31, 2011	1,750,000	0.23	1.19	$-

The following table summarizes the options and warrants outstanding at May 31, 2011:

Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.20 to $0.74	1.05	2,250,000	1,750,000	$0.29	$-
$0.75 to $1.50	3.62	5,808,333	5,808,333	$1.17	$-
Total	2.90	8,058,333	7,558,333	$0.93	$-

The total estimated unrecognized compensation cost from unvested stock options as of May 31, 2011, was approximately $17,000, which is expected to be recognized over a weighted average period of approximately 0.58 years.

Note 6 – Fair Value Measurements

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

The following is a listing of the Company’s assets and liabilities that are measured at fair value and where they are classified within the hierarchy as of May 31, 2011:

	Fair value measurements using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments – Trading securities	6,682,500	6,682,500	-	-
Derivative – put option	748,000	-	-	748,000
Liabilities:
Derivative - Series B Preferred	130,000	-	-	130,000

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

Unproved oil and gas property will be evaluated for impairment when the Company determines that either the property will not be developed or the carrying value will not be realized. The Company will use Level 3 inputs based on management’s internal assessment of the valuation based on current market conditions, which include observable and unobservable inputs. There were no unproved properties measured at fair value at May 31, 2011 and February 28, 2011.

Materials Inventory

Materials inventory is valued at the lower of cost or market. The Company uses Level 2 inputs to measure the fair value of materials inventory, which is primarily comprised of tubular goods. The Company uses third party market quotes and compares the quotes to the book value of the materials inventory. If the book value exceeds the quoted market price, the Company reduces the book value to the market price. The considered factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing materials inventory. There were no materials inventory measured at fair value at May 31, 2011 and February 28, 2011.

Investments

The estimated fair values of the trading securities were determined at each reporting period using Level 1inputs, which are based on quoted market prices on the relevant exchange that the securities are traded. At May 31, 2011, the Company had recorded $6.7 million of trading securities at fair value using Level 1 inputs. There were no investment at February 28, 2011.

Derivatives

The estimated fair values of the derivative assets and liabilities, which include the put options and the embedded derivatives within the Series B preferred shares, were determined at each reporting period using an option pricing model with Level 3 inputs.

The following table sets forth, by level within the fair value hierarchy, the fair value on a recurring basis the financial assets and liabilities as of May 31, 2011.

	Fair value measurements using:
	Total	Level 1	Level 2	Level 3
Assets at fair values:
February 28, 2011	$-	$-	$-	$-
Increase (decrease)	7,430,500	6,682,500	-	748,000
Transfers in(out) of Level 3	-	-	-	-
May 31, 2011	$7,430,500	$6,682,500	$-	$748,000

Liabilities at fair values:
February 28, 2011	$390,000	$-	$-	$390,000
Increase (decrease)	(260,000)	-	-	(260,000)
Transfers in(out) of Level 3	-	-	-	-
May 31, 2011	$130,000	$-	$-	$130,000

 The fair values of the put options were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
May 31, 2011	86%	0%	6 months	5.0%	$0.04 (AUD)	$0.05 (AUD)

 The fair values of the embedded derivative liabilities for the Series B preferred shares were determined using the following key assumptions:

	Expected volatility	Expected dividend yield	Time to maturity	Credit-adjusted-risk-free-rate per annum	Strike Price	Fair value of underlying common shares (per share)
May 31, 2011	138% to 152%	0%	1 to 7 years	10%	$0.65	$0.06

There were no non-financial assets or liabilities at May 31, 2011, that required remeasurement each reporting period.

Note 7 – Commitments

Operating Leases

For the three month period ended May 31, 2011 and 2010, month-to-month office facilities rental payments charged to expense were approximately $6,681 and $9,565, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were approximately $14,047 as of May 31, 2011.

As of May 31, 2011, the Company does not have any office facility leases in effect for 2013 and beyond.

Note 8 - Related Parties

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

Note 9 - Legal Proceedings

Standard Investment Corp. Litigation

On August 11, 2010, Standard Investment Corp. (“Standard”) served the Company with a complaint in the District Court, City and County of Denver, Colorado (Case No. 2010CV6233) alleging breach of contract, tortuous interference and unjust enrichment for failure to pay certain commissions Standard alleges due to it pursuant to an agreement (the “Standard Agreement”). Standard is seeking damages in the amount of $64,000 plus 4% of all additional capital invested by Entec Energy Limited (sic) with the Company plus interest, costs and attorney fees. On October 4, 2010, the Company filed an answer and counterclaim against Standard. The Company denies that it breached the Standard Agreement. Further, the Company alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment against Standard. The Company is seeking compensatory damages, plus interest, costs and attorney fees in the counterclaim and will continue to vigorously contest any claims by Standard. As of the date of this Report, the outcome of this matter cannot be determined.

Note 10 – Subsequent Events

The Company sold its Steamboat Property on July 13, 2011, for a purchase of $650,000 and the Company received proceeds of approximately $600,000, net of closing costs. The Steamboat Property was written down to fair value less selling costs, therefore, no gain or loss was recorded at May 31, 2011.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Previously, we had operations in the Green River Basin. However, on April 30, 2011, we completed and closed the sale of certain assets, which represented a significant portion of its oil and gas exploration assets and our interest in a gas gathering pipeline company. The transaction was with Emerald GRB, LLC (“EMR”), a wholly-owned subsidiary of Emerald Oil and Gas NL (“Emerald Australia”), a publicly traded company whose shares trade on the Australian stock exchange.

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

The Company received consideration of USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (valued at closing in the amount of USD 6,831,900). Further, NFEI received certain undertakings relative to liquidity and value (Put Option) with respect to the shares of EMR as part of the purchase price.

As a result of this sale, the Company recorded a gain on disposal of discontinued operations of approximately $13.1 million.

Under current accounting guidance under GAAP the stated fair value on the balance sheet for the 125,000,000 shares is $6.7 million, however, this security is thinly traded and given the amount of securities held by the Company it is possible that the Company would not have the ability to liquidate its position at current market prices and may have to liquidate under the Put Option, which allows us to put all (or some) of the shares at a price of AUD $0.04 or AUD $5.0 million.

This transaction had a significant effect on our consolidated financial statements. All of our oil and natural gas production revenues and gas gathering revenues have historically been generated from these assets, and due to this transaction our results of operations related to these assets have been reclassified for all periods presented to reflect the operating results as discontinued operations. In addition, a significant portion of our oil and gas assets and certain liabilities have been reclassed as held for sale at February 28, 2011.

Results of discontinued operations for the three month periods ended May 31, 2011 and 2010 were as follows:

	May 31,
	2011	2010
Oil and gas production revenue	$10,627	$29,984
Gathering and operating revenue	4,404	359,319
Total oil and gas revenue	15,031	389,303

Income from discontinued operations, before income taxes	13,111,951	351,180
Income tax benefit (expense)	-	-

Income from discontinued operations	$13,111,951	$351,180

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheet at February 28, 2011;

2011
Current Assets:
Accounts receivable, net of allowance	$169,639

Property and Equipment:
Oil and gas gathering facilities, net of accumulated DD&A	1,882,457
Unproved oil and gas properties, net of accumulated DD&A	2,534,276
Other property and equipment, net of depreciation and amortization	18,384
Total property and equipment	4,435,117

Assets of discontinued operations held for sale	$4,604,756

Current liabilities:
Accounts payable and accrued expenses	$71,482
Revenue payable	159,397
Production and property taxes	63,877

Current liabilities of discontinued operations held for sale	$294,756

Noncurrent liabilities
Asset retirement obligation	85,000
Total Liabilities of discontinued operations held for sale	$379,756

Operations Update

DJ Basin – Our first carry well was spud in May 2011, and has been drilled to its total depth as of the date of this filing. The well is awaiting a completion rig to move onto location to complete and fracture stimulate the well in order to bring it on production.

Amazon Prospect, 3-D Seismic program – As of the filing of this report all of the shot points have been detonated and the data collection has been completed. All of the information has been delivered to the geosciences consultants for interpretation. Based on the interpretation of this information locations will be selected and a drilling plan will commence. The timing of this to occur has not been determined as of the filing of this report, but is expected to begin sometime late fiscal year ended February 28, 2012.

Results of Operation

Three Month Period Ended May 31, 2011, Compared to the Three Month Period Ended May 31, 2010:

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

Our oil and gas revenues during the three month period ended May 31, 2011 and 2010, were derived from royalty interests that we own in certain wells located in Wyoming. These revenues increased during 2011 by $3,223 or 75% compared to the prior year due to increased pricing.

Our operating expenses are made up of exploration costs, lease operating expense, general and administrative costs (“G&A”), depreciation and amortization, and impairment expense. The following table presents our operating expenses as of May 31, 2011 and 2010:

	May 31,		Change
	2011	2010	$$$'s	%
Operating expenses:
Exploration costs	$8,409	$-	$8,409	-%
Lease operating expense	428	-	428	-%
General and administrative expense	229,591	301,191	(71,600)	(23.8%)
Depreciation and amortization expense	2,131	33,372	(31,241)	(93.6%)
Impairment expense	200,000	51,000	149,000	292.2%
Total operating expenses	$440,559	$385,563	$54,996	14.3%

Exploration costs were $8,409 during the three month period ended May 31, 2011, as compared to $0 during the three month period ended May 31, 2010. The Amazon 3-D seismic project was completed during the fourth quarter of fiscal year ended February 28, 2011, and therefore we did not incur any significant costs related to exploration projects during the first quarter 2011. All of the exploration costs incurred in the previous year were related to our Green River Basin assets that are now categorized as discontinued operations as explained above.

Our general and administrative expenses decreased $71,600 or 24% to $229,591during the three month period ended May 31, 2011, compared to $301,191 during the same period in the prior year. Our general and administrative expenses include both cash and non-cash charges. The decrease can be primarily attributed to non-cash charges, which decreased $104,624, offset by an increase in cash charges of $33,024, compared to the prior year. The major components of the non-cash and cash charges are as follows.

Our non-cash charges included in general and administrative expense are comprised of stock-based compensation. We recorded $7,250, of stock-based compensation during the three month period ended May 31, 2011, compared to $111,874, during the three month period ended May 31, 2010, a decrease of $104,624, or 94%. The major components of our cash general and administrative expenses include professional fees, consulting fees, employee compensation and general office expense. Our cash general and administrative costs increased $33,024 to $222,341, during the three month period ended May 31, 2011, compared to $189,317 during the same period in the prior year. This increase can be primarily attributed to that certain Participation Agreement with Entek, which allowed for the reimbursement of certain G&A expenses in the prior year, whereas during the current year there was no reimbursement for G&A costs.

We recorded impairment and abandonment expense of $200,000 and $51,000 during the three month periods ended May 31, 2011 and 2010, respectively. This represented an increase of $149,000 or 292%, comparing the current year to the prior year. During the current year we recorded $200,000 of impairment expense related to the Steamboat Property (asset held for sale), which is recorded at the lower of cost or market less selling expenses compared to $51,000 recorded as impairment expense related to the Steamboat Property (asset held for sale) in the prior year.

Depreciation and amortization expense decreased $31,241 or 94% to $2,131 during the three month period ended May 31, 2011, compared to $33,372 during the three month period ended May 31, 2010. The primary reason for this decrease is related to certain assets that were fully the previous year.

	May 31,
	2011	2010	$ Chg	% Chg
Other income (expense):
Change in fair value of derivative financial instruments	$260,000	$160,000	$100,000	(62.5%)
Other expense	$(95,067)	$(57,633)	$(37,434)	65.0%
Total other income	$164,933	$102,367	$(62,566)	(61.1%)

The change in fair value of derivative instruments is based on our Series B Preferred stock, which contains an anti-dilution provision which provides for conversion price adjustments (“down round protection”) requiring the embedded conversion feature to be bifurcated and presented separately as a derivative liability on the consolidated balance sheets and our put option (derivative asset) that was received as part of the consideration with the disposal of discontinued operations to Emerald. During three month periods ended May 31, 2011 and 2010, the fair value of the derivative liability decreased resulting in a gain being recorded in the consolidated statement of operations of $260,000 and $160,000, respectively. The primary reason for the change in valuation from the comparative periods is due to the fluctuation in the closing price of our common stock as it relates to the derivative liability.  There was no change in the fair value of our put option.

Other expense includes interest income, interest expense, gain or loss on foreign currency exchange rates and miscellaneous charges. The increase of $62,566 can be primarily attributed to less interest expenses incurred in the current year and the result of certain payable’s that were forgiven or reduced based on negotiations with various vendors and recorded as other income.

We charged dividends on the Series B Convertible Preferred Stock of approximately $52,000 and $59,000 during fiscal years ended 2011 and 2010, respectively to the loss attributable to common shares. The decrease in dividends is due to fewer Series B shares outstanding from the conversion into common stock.

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

On April 30, 2011, we completed a Purchase and Sell Agreement with Emerald GRB, LLC (“EMR”), whereas we will sell certain of our assets within the Green River Basin, including the gas gathering pipeline company. We received consideration of USD 9,565,000 and 125,000,000 free trading EMR ordinary shares (USD 6,831,900 at closing). Further, NFEI received certain undertakings relative to liquidity and value (“Put Option”) with respect to the shares of EMR as part of the purchase price.

The Put Option has a strike price of $0.04 AUD (USD 5,346,000 at closing)with a term of 180 days from the day of closing (April 30, 2011). The Put Option may be exercised in respect of all (or some) of the Option Shares (as defined in the Put Option Deed Agreement filed with the SEC as an Exhibit to the Purchase and Sale Agreement) and the Put Option may be exercised any number of times during the Option Period until it has exercised with respect to all of the Option Shares.

As of May 31, 2011, the total recorded value of the marketable securities is $6,682,500 and the recorded value for the Put Option is $748,000, aggregating $7,430,500 of value in our unaudited consolidated balance sheet. Emerald securities are traded on the Australian Stock Exchange and in accordance with GAAP we are required to measure the fair value using Level 1 inputs, without consideration for blockage discounts and we are required to value the Put Option separately and include it on the balance sheet as an additional asset. However, the Emerald stock has limited trading for its common stock, therefore in order for us to liquidate our position we may have to exercise our rights under the Put Option, which would result in us recording a loss to earnings for the difference in value from the stated value on the balance sheet as compared to the exercise price per the Put Option. At May 31, 2011, the aggregate loss that would be charged to earnings would be approximately $2.1 million.

Our working capital improved $16.9 million to $17.2 million during the three month period ended May 31, 2011, as compared to working capital of $0.3 million at February 28, 2011. The increase in working capital is due to the two divestitures over the past twelve months and we expect that future working capital requirements will be funded through a combination of our existing funds and cash flows from operations.  Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs until at least February 28, 2012.

The following table summarizes the Company’s cash flows from operating, investing and financing activities and the amounts and percentage changes between years. The following analysis should be read in conjunction with our consolidated financial statement of cash flows:

	February 28, 2011	February 29, 2010	Increase (Decrease)
Net cash (used in) provided by operating activities - continuing operations	$(1,873,540)	$416	$(1,873,956)
Net cash provided by (used in) operating activities - discontinued operations	$10,007	$(437,758)	$427,743
Net cash provided by investing activities – continuing operations	$(2,353)	$(32,487)	$(30,134)
Net cash provided by investing activities – discontinued operations	$9,565,000	$-	$9,565,000
Net cash provided by financing activities – continuing operations	$(96,687)	$(6,608)	$(90,079)

Operating Activities

Cash used in operating activities from continuing operations decreased $1.9 million to $1.8 million during the three month period ended May 31, 2011, compared to $416 provided by operations during the same period in the prior year. This decrease can be attributed to the payment of the $1.6 million bonus to our CEO that was recorded at the end of fiscal year ended February 28, 2011.

Net cash provided by discontinued operations during the three month period ended May 31, 2011, increased $427,000 compared to the prior year. This increase is primarily attributed to payments of accounts payable’s in the prior year related to the discontinued operations.

Investing Activities

During the three month periods ended May 31, 2011 and 2010, investing activities from continuing operations used cash of $2,353 and $32,487, respectively. These were capital expenditures on lease acquisition and renewals within the Amazon Prospect and DJ Basin.

Net cash provided by investing activities from discontinued operations during the three month period ended May 31, 2011 and 2010 were $9.6 million and $0, respectively. The cash provided by the discontinued operations were directly related to the proceeds received for the Purchase and Sale with Emerald.

Financing Activities

During the three month period ended May 31, 2011, we made a payment of $40,000, in full satisfaction of a note payable to one of our former director’s, who exchanged certain stock options for a $50,000 note payable in December 2010. We recorded a $10,000 gain at February 28, 2011, in other income recognizing the reduction of this note payable.

We made dividend payments on certain Series B Preferred shares that were converted during the three month periods ended May 31, 2011 and 2010, of approximately $57,000 and $7,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or special purpose entities as of May 31, 2011.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise from these transactions if we had engaged in such financing arrangements.

Contractual Obligations

During the three month periods ended May 31, 2011 and 2010, month-to-month office facilities rental payments charged to expense were $6,681 and $9,565, respectively. Future rental payments for office facilities under the terms of noncancelable operating leases were $14,047 as of May 31, 2011.

As of May 31, 2011, the Company does not have any office facility leases in effect for 2012 and beyond.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2011, and to the footnote disclosures included in Part I, Item 1 of this report.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings in which the Company has been involved with during the current fiscal year, see the Company’s Form 10-K for the fiscal year ended February 28, 2011 filed with the Commission on May 17, 2011.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.   Submission of Matters of a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

None

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

New Frontier Energy, Inc.

Date: July 15, 2011	By:	/s/ Samyak Veera
Samyak Veera, President and Chief Executive Officer

By:	/s/ Tristan R. Farel
Tristan R. Farel, Chief Financial Officer